Form 10-Q
period 1995-06-30
SOFTWARE DEVELOPERS CO INC/DE/
filed 1995-08-11
CIK 840824

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                             __________________

                                  FORM 10-Q
                             __________________


  XX Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the quarterly period ended June 30, 1995, or

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the transition period from ___________ to ___________



                       Commission File Number 1-10139
                        _____________________________



                   THE SOFTWARE DEVELOPER'S COMPANY, INC.
           (Exact name of registrant as specified in its charter)


DELAWARE                                             04-2911320
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


90 INDUSTRIAL PARK ROAD
HINGHAM, MASSACHUSETTS                               02043
(Address of principal executive offices)             (Zip Code)


                               (617) 740-0101
                       (Registrant's Telephone Number)



      Securities registered pursuant to Section 12(g) of the Act:  NONE

                          _________________________



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days XX Yes No


As of July 21, 1995 there were 7,442,998 shares of Common Stock outstanding.

FORM 10-Q

QUARTERLY REPORT

- ----------------

TABLE OF CONTENTS




Facing Sheet  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

Table of Contents . . . . . . . . . . . . . . . . . . . . . . . . . . .    2



PART I.  FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements
               Consolidated Balance Sheet . . . . . . . . . . . . . . .    3
               Consolidated Statement of Operations . . . . . . . . . .    5
               Consolidated Statement of Cash Flows . . . . . . . . . .    6
               Notes to Consolidated Financial Statements . . . . . . .    8

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . .    9



PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . .   13

     Item 2. Changes in Securities  . . . . . . . . . . . . . . . . . .   13

     Item 3. Defaults Upon Senior Securities  . . . . . . . . . . . . .   13

     Item 4. Submission of Matters to a Vote of Security Holders  . .     13

     Item 5. Other Information  . . . . . . . . . . . . . . . . . . . .   13

     Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . .   13


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Exhibit 11 - Computation of earnings per share  . . . . . . . . . . . .   15

                       PART I. - FINANCIAL INFORMATION

THE SOFTWARE DEVELOPER'S COMPANY, INC.
CONSOLIDATED BALANCE SHEET

ASSETS



                                                    June 30,
                                                      1995        March 31,
                                                  (unaudited)        1995

Current assets:
  Cash                                             $  647,421    $  334,747
  Accounts receivable - trade, net of
    allowance for doubtful accounts of
    $437,838 and $347,432 at June 30, 1995
    and March 31, 1995, respectively                5,018,712     4,413,884
  Accounts receivable - product, net of
    allowance for doubtful accounts of
    $46,544 and $60,745 at June 30, 1995
    and March 31, 1995, respectively                   80,716        99,977
  Inventory                                         1,820,595     1,695,993
  Other current assets                                370,929       339,418

      TOTAL CURRENT ASSETS                          7,938,373     6,884,019

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net             449,771       502,873

INTANGIBLE ASSETS, NET,
      INCLUDING GOODWILL OF $695,513                  934,013       967,262

OTHER ASSETS                                           78,210        88,421

TOTAL ASSETS                                       $9,400,367    $8,442,575



The accompanying notes are an integral part of the financial statements.

THE SOFTWARE DEVELOPER'S COMPANY, INC.
CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY



                                                    June 30,
                                                      1995        March 31,
                                                  (unaudited)        1995

Current liabilities:
  Accounts payable - trade                         $4,041,665    $4,063,696
  Line of credit                                    1,423,470     1,423,470
  Other accrued expenses                            1,315,914       511,767
  Accrued payroll                                     168,395       163,281
  Customer advances                                   142,181       124,689
  Current portion of capitalized lease
    obligation                                         19,424        27,011

      TOTAL CURRENT LIABILITIES                     7,111,049     6,313,914

LONG-TERM DEBT-RELATED PARTY                          300,000       300,000

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, authorized
    5,000,000 shares:
      Series C, voting, non-cumulative,
         760,968 issued and outstanding
         at June 30, 1995 (905,968 issued and
         outstanding at March 31, 1995)                 7,610         9,060
  Common stock, voting, $.01 par value,
    authorized 25,000,000 shares;
    7,468,099 issued and 7,442,998
    outstanding at June 30, 1995 (7,321,599
    issued and 7,296,498 outstanding at
    March 31, 1995)                                    74,682        73,217
  Additional paid-in capital                        9,951,051     9,949,566
  Cumulative translation adjustment                    26,262        22,242
  Cumulative deficit                               (7,986,630)   (8,141,767)
                                                    2,072,975     1,912,318

  Less treasury stock, at cost,
    25,101 shares                                     (83,657)      (83,657)

TOTAL STOCKHOLDERS' EQUITY                          1,989,318     1,828,661

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                           $9,400,367    $8,442,575


The accompanying notes are an integral part of the financial statements.

                   THE SOFTWARE DEVELOPER'S COMPANY, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)


                                                  For the three months ended
                                                           June 30,
                                                      1995           1994

Net revenues:
  Product sales                                   $11,869,598    $6,969,061
  Marketing services                                1,336,891       915,160

                                                   13,206,489     7,884,221

Costs and expenses:
  Costs of products sold                            9,829,100     5,482,577
  Cost of marketing services                          870,309       564,977
  Selling, general and
    administrative expenses                         2,311,661     1,760,394

                                                   13,011,070     7,807,948

      NET INCOME BEFORE INTEREST                      195,419        76,273

  Net other expense, primarily third
    party interest                                     31,282        41,977
  Interest expense, related party                       9,000         9,000


      NET INCOME                                  $   155,137    $   25,296

    Net income per share                                $0.02         $0.00

    Weighted average shares outstanding             8,673,000     8,199,000






The accompanying notes are an integral part of the financial statements.

                   THE SOFTWARE DEVELOPER'S COMPANY, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                                  For the three months ended
                                                           June 30,
                                                      1995           1994

OPERATING ACTIVITIES

    Net income                                       $155,137      $ 25,296
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Sale of advertising for product             (369,213)     (266,508)
         Depreciation and amortization                130,870       106,118
         Provision for doubtful accounts
           receivable                                 198,961        88,276
         Provision for losses on inventory             83,401         ---
    Changes in operating assets and liabilities:
         Accounts receivable                         (730,589)      272,243
         Inventory                                    107,271       544,707
         Other current assets                         (31,511)       51,762
         Other assets                                  10,211        23,103
         Accounts payable                             (22,031)     (424,232)
         Accrued payroll                                5,114       (17,577)
         Other accrued expenses                       804,147      (128,009)
         Customer advances                             17,492      (200,656)

           Total adjustments                          204,123        49,227

    Net cash provided by continuing
      operating activities                            359,260        74,523

    Net cash used for discontinued
      operating activities                              ---         (13,544)

    Net cash provided by operating
      activities                                      359,260        60,979



The accompanying notes are an integral part of the financial statements.

                   THE SOFTWARE DEVELOPER'S COMPANY, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Cont.)
                                 (Unaudited)


                                                  For the three months ended
                                                           June 30,
                                                      1995           1994

INVESTING ACTIVITIES

  Purchase of equipment                              $(44,519)     $(27,049)

      Net cash used for investing activities          (44,519)      (27,049)

FINANCING ACTIVITIES

    Principal payments under capital
      lease obligations                                (7,587)       (6,813)
    Issuance of common stock                            1,500         ---
      Net cash used for financing activities           (6,087)       (6,813)

Effect of exchange rate changes on cash                 4,020        (7,910)

Net increase in cash                                  312,674        19,207

Cash at beginning of period                           334,747       550,560

Cash at end of period                                $647,421      $569,767


Supplemental disclosures of cash flow
  information:
    Interest paid                                    $ 37,080      $ 50,977

Supplemental schedule of noncash investing
  and financing activities:
    Collection of products in satisfaction
      of accounts receivable - product               $315,274      $355,634



The accompanying notes are an integral part of the financial statements.

                   THE SOFTWARE DEVELOPER'S COMPANY, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Note 1 - The unaudited financial information furnished herein reflects all adjustments which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the Company's financial position, cash flows and the results of its operations for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 31, 1995, included in Form 10-K filed on July 14, 1995.

      Note 2 - The results of operations for the three-month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire year ending March 31, 1996.

      Note 3 - Minority interest represents the minority shareholders' proportionate share of their equity of Personal Computing Tools, Inc. (PCT). At June 30, 1995, the Company owned 94% of the capital stock of PCT.

      Note 4 - Net income per share is based upon the weighted average number of common shares outstanding including the dilutive effects of options and warrants.

      Note 5 - The Company provides for income taxes during interim reporting periods based on reported earnings before income taxes using an estimate of the annual effective tax rate. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for tax purposes. These deferred taxes are measured by applying currently enacted tax laws.

      Note 6 - Effective April 1, 1993, the Company changed its method of accounting for incomes taxes from the deferred method to the liability method required by FASB Statement No. 109 "Accounting for Income Taxes". The effect of the adoption of this statement had no impact on the operating results, components of income tax expense or financial position of the Company.

      The principal components of the Company's deferred tax assets and liabilities as of April 1, 1995 consisted of the following (in thousands):

    Deferred tax assets:
      Expenses not currently deductible                $  462
      Operating loss carry forwards                     3,004
                                                        3,466
    Deferred tax liabilities                             ---
                                                        3,466
    Valuation allowance                                (3,466)
         Net                                             ---


      There was no change to the valuation allowance during the quarter ended June 30, 1995.

THE SOFTWARE DEVELOPER'S COMPANY, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company's revenues are generated by marketing and distributing specialty PC-based software and hardware to technical and professional PC users through its catalog operations: The Programmer's SuperShop (TPS), Personal Computing Tools SuperShop (PCT), and New Media SuperShop (NMS). In addition, SDC Communications (SDCC) provides marketing services to third-party manufacturers, developers and publishers of the products the Company distributes.


RESULTS OF OPERATIONS

      The following information should be read in conjunction with the consolidated financial statements and notes thereto:

                                             % to Net Revenue      % Change
For the three months ended June 30,            1995    1994        95 v. 94

  Net Revenues:
      Product sales (TPS, PCT, NMS)             90%    88%           70%
      Marketing services (SDCC)                 10%    12%           46%
                                               100%   100%           68%

  Gross Margins:
      Product sales (TPS, PCT, NMS)             17%    21%           37%
      Marketing services (SDCC)                 35%    38%           33%
                                                19%    23%           36%

  Selling, general and administrative
    expenses                                    18%    22%           31%

  Net income                                     1%     *           513%

  * Less than 1%

Revenues: Total net revenues for the first quarter ended June 30, 1995 increased $5,322,000, or 68%, to $13,206,000 from $7,884,000 the first quarter ended June 30, 1994.

       Net product sales increased $4,901,000, or 70%, in the first quarter of fiscal 1996 to $11,870,000 from $6,969,000 in the same period last year. This increase in product revenue was primarily due the growth of the Company's corporate sales group whose outbound selling effort has successfully established major account relationships. The growth in product sales was accelerated by an improving software development tools market and the expansion of the Company's corporate sales group.

       Marketing services revenues increased by $422,000, or 46%, to $1,337,000 for the quarter ended June 30, 1995 from $915,000 in the same period last year. This increase was mainly attributable to newly developed quarterly marketing programs designed for low-cost promotion of manufacturers' products.

Gross Margin: Total gross margin increased $670,000, or 36%, to $2,507,000 in the first quarter of fiscal 1996 from $1,837,000 in the first quarter of fiscal 1995.

       Gross margin from product sales increased $554,000, or 37%, to $2,040,000 in the quarter ended June 30, 1995 from $1,486,000 in the quarter ended June 30, 1994. The increase in product gross margin was generated by the growth in sales volume generated by the corporate sales group. As a percent of sales, however, gross margin from product sales decreased to 17% from 21% as a result of competitive pricing pressures that exist in the software distribution market and volume discounts offered to corporate customers.

       Gross margin from marketing services income increased $117,000, or 33%, to $467,000 in the first quarter of fiscal 1996 from $350,000 in the first quarter of fiscal 1995. This increase in gross margin is attributable to newly developed quarterly marketing programs designed to promote software manufacturers' products. These programs tend to yield higher gross margins than sales generated from the Company's catalogs.

Selling, General and Administrative Expenses: Selling, General and Administrative (SG&A) expenses increased 31% to $2,312,000 in the quarter ended June 30, 1995 from $1,760,000 in the quarter ended June 30, 1994. The increase was mainly attributable to planned headcount additions in the corporate sales group, which produced increased revenue for the quarter. SG&A as a percent of revenue declined to 18% from 22% reflecting the ability to leverage existing operations to grow revenue.

Interest Expense: Net interest expenses decreased in the quarter ended June 30, 1995 to $40,000 from $51,000 in the same period last year. This decline is mainly attributable to lower interest rates offered to the Company on its line of credit.

       The Company's quarterly operating results have varied and may continue to vary significantly depending on factors such as the timing of significant product marketing programs, the timing of new product introductions, and the mix of service and product sales. Substantially all of the Company's product revenue in a quarter is derived from orders received in that quarter. Accordingly, delays in orders are likely to result in the associated revenue not being realized by the Company in the period. Moreover, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in expected revenue could therefore result in a disproportionate decrease in the Company's net income.


LIQUIDITY AND CAPITAL RESOURCES

(in thousands, except ratios)

                                                   June 30,      March 31,
Financial Condition as of                            1995          1995

   Cash and cash equivalents                         $647          $335
   Working capital                                    827           570
   Current ratio                                     1.12          1.09

Cash Flow Activity Summary for                     June 30,       June 30,
the Three Months Ended                               1995           1994

   Net cash provided by continuing
       operating activities                          $359         $  75
   Net cash used for discontinued
       operating activities                           ---           (14)
   Net cash used for investing activities             (45)          (27)
   Net cash used for financing activities              (6)           (7)

       The Company's net cash balance increased $312,000 to $647,000 at June 30, 1995 from $335,000 at March 31, 1995. Cash generated by operating activities of $359,000 was achieved during the quarter, primarily from net income. Other accrued expenses increased $804,000 to $1,316,000 at June 30, 1995 from $512,000 at March 31, 1995. This increase mainly represents accruals made by the Company for inventory received and expenses incurred but not invoiced at June 30, 1995.

       Accounts receivable-trade increased 14% to $5,019,000 at June 30, 1995 from $4,414,000 at March 31, 1995. This increase resulted from the Company's revenue growth. The Company continues to maintain an expanded collections program to yield favorable collection results.

       Working capital increased $257,000 to $827,000 at June 30, 1995 from $570,000 at March 31, 1995.

       The Company has a $2,000,000 secured bank line of credit under which borrowings bear interest at the bank's prime rate plus 1%. The line is subject to renewal on January 5, 1996. Available borrowings under the line are based on 80% of eligible accounts receivable. Covenants under the line of credit require the Company to maintain certain net worth and financial ratios. The Company is currently in default of certain financial covenants and has received a written waiver for the period June 30, 1995 with the condition that the maximum borrowings under the credit facility be limited to the current outstanding balance until such time as a new credit restructuring is agreed upon. The Company and the bank are currently in the process of renegotiating the line of credit and the covenants governing the agreement which have caused past defaults.

       The Company anticipates that its existing cash resources, cash flow from operations and the continued availability of its bank line of credit will be sufficient to fund its operations through March 31, 1996, provided it meets its operating plan and remains in compliance with its credit agreement. The Company's ability to finance its operations will be dependent on its ability to renegotiate its bank line of credit for a continued availability of borrowing thereunder. There can be no assurance that the Company will be successful in renegotiating its line of credit or that the bank will permit continued borrowings under its line of credit. If the Company is unsuccessful in renegotiating its line of credit with the bank, it will need to seek alternative financing for working capital. Future capital requirements will depend on many factors, including cash flow from continuing operations, competition from larger catalog distributors and market developments, and the Company's ability to distribute products and marketing services successfully. To the extent cash flow from operations is insufficient to fund the Company's activities, it may be necessary to raise additional funds through equity or debt financing. The Company is exploring additional sources of capital; however, there are currently no firm commitments at this time. Additional
debt financings will result in higher interest charges.   Additional equity
financings will result in dilution of stockholders' interests. The Company's ability to generate cash from operations depends upon, among other things, revenue growth, improvements in operating productivity, its credit and payment terms with vendors and collections of accounts receivable. The Company's ability to borrow under this facility is dependent upon satisfying certain financial covenants, among other things, and there can be no assurances that the Company will remain in compliance. If such sources of cash prove insufficient, the Company will be required to make changes in its operations or to seek additional debt or equity financing. There can be no assurances that cash generated from operations and borrowings under its credit facility will be sufficient to meet its operating requirements, or if required, that additional debt or equity financing will be available on terms acceptable to the Company. The Company currently anticipates that its available cash, expected cash flows from operations, and its borrowing capacity will be sufficient to fund operations through fiscal year 1996.

       In June 1995, the Company became aware of information indicating that cash and other accrued expenses had been reported improperly in fiscal 1994 and fiscal 1995. As a result of this information, the Company restated its financial statements for the year ended March 31, 1994. Although the results of the quarter ended June 30, 1994 were not effected, the Company expects to amend its previously filed Form 10-Q reports for the quarters ended September 30, 1994 and December 31, 1995. The Company is in the process of calculating the effect on each of these filings and will amend the respective quarters subsequently.

PART II. - OTHER INFORMATION



Item 1.     Legal Proceedings

       The Company is not involved in any material legal proceedings.



Item 2.     Changes in Securities

       There have been no changes in securities during the quarter ended June 30, 1995.



Item 3.     Defaults Upon Senior Securities

       At June 30, 1995, the Company was in default of certain financial covenants relating to its line of credit and a note payable to a related party. The Company has obtained a written waiver for the period June 30, 1995 with the condition that the maximum borrowings under the credit facility be limited to the current outstanding balance until such time as a new credit restructuring is agreed upon. There can be no assurance that the Company will be successful in renegotiating its line of credit.


Item 4.     Submission of Matters to a Vote of Security Holders

       No matter has been submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended June 30, 1995.



Item 5.     Other Information

       Not applicable.



Item 6.     Exhibits and Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE SOFTWARE DEVELOPER'S
                                         COMPANY, INC.




Date:  August 11, 1995                   By:/s/ Barry N. Bycoff
                                            Barry N. Bycoff
                                            President and Chief Executive
                                            Officer (Principal Executive
                                            Officer)




Date:  August 11, 1995                   By:/s/ James O'Connor, Jr.
                                            James O'Connor, Jr.
                                            Acting Financial and Chief
                                            Accounting Officer

                                                                  EXHIBIT 11






                   THE SOFTWARE DEVELOPER'S COMPANY, INC.
                      COMPUTATION OF EARNINGS PER SHARE
                         Three months ended June 30,

                    (In thousands, except per share data)






                                                         1995       1994

Weighted average shares outstanding                     8,284      8,198

Net effect of dilutive stock
  options - based on the treasury
  stock method using the average
  market price                                            389          1

        Total                                           8,673      8,199

NET INCOME                                             $  155     $   25

Net income for EPS computation                         $  155     $   25


Per share amount:

NET INCOME PER SHARE                                    $0.02      $0.00