Form 10-Q/A
period 1995-06-30
SOFTWARE DEVELOPERS CO INC/DE/
filed 1995-09-25
CIK 840824

September 25, 1995



Securities and Exchange Commission
VIA EDGAR LINK

Re:     The Software Developer's Company, Inc.
        Commission File No. 1-10139; Form 10-QA, Exhibit 27
        for the Quarter Ended June 30, 1995

Dear Sir/Madam:

Enclosed for filing on behalf of The Software Developer's
Company, Inc. is an amendment to our previously filed Form 10-Q for the quarter ended June 30, 1995 which includes Exhibit 27, Financial Data Schedule.

This Form 10-QA (Exhibit 27) is being filed in accordance with
Item 601(c) of Regulation S-K and Regulation S-B and Rule 401 of Regulation S-T which requires that a Financial Data Schedule be submitted with any electronic filing that includes new financial statements for a recent fiscal year or interim year-to-date period. The attached required Financial Data Schedule was erroneously omitted from the electronic filing of the Company's Form 10-Q for the quarter ended June 30, 1995.

If you have any questions or comments regarding this filing, please do not hesitate to call me at (617) 740-0101 x 410.

Very truly yours,



James O'Connor, Jr.
Chief Financial Officer

Enclosures

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                          __________________

                             FORM 10-QA
                          __________________


  XX Amendment to quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the quarterly period ended June 30, 1995, or

       Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the transition period from ___________ to ___________


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

As of July 21, 1995 there were 7,442,998 shares of Common Stock outstanding.
                             SIGNATURES



Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  September 25, 1995           THE SOFTWARE DEVELOPER'S
                                     COMPANY, INC.

                                   By: /s/ Barry N. Bycoff
                                       Barry N. Bycoff
                                       President and Chief
                                       Executive Officer
                                       (Principal Executive
                                       Officer)



Date:  September 25, 1995          By: /s/ James O'Connor, Jr.
                                       James O'Connor, Jr.
                                       Financial and Chief
                                       Accounting Officer)