Form 10-Q
period 1995-09-30
SOFTWARE DEVELOPERS CO INC/DE/
filed 1995-11-15
CIK 840824

Securities and Exchange Commission
VIA EDGAR LINK

Re:  The Software Developer's Company, Inc.
     Commission File No. 1-10139; Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1995

Dear Sir/Madam:

Enclosed for filing on behalf of The Software Developer's
Company, Inc. is the Company's Form 10-Q for the quarter ended
September 30, 1995.

The Company is maintaining a copy which has been manually signed by the President and Chief Executive Officer and the Chief
Financial Officer of the Company.

If you have any questions or comments regarding this filing, please do not hesitate to call me at (617) 740-0101.

Very truly yours,



James O'Connor, Jr.
Vice President and
Chief Financial Officer
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                             __________________

                                 FORM 10-Q
                            __________________

  XX Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the quarterly period ended September 30, 1995, or

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

As of November 3, 1995 there were 7,529,011 shares of Common
Stock outstanding.

                      FORM 10-Q

                  QUARTERLY REPORT


                 TABLE OF CONTENTS



Facing Sheet. . .. . . . . . . . . . . . . . . . . . . . .    1

Table of Contents. . . . . . . . . . . . . . . . . . . . .    2



PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements
               Balance Sheet. . . . . . . . . . . . . . .    3
               Statement of Operations. . . . . . . . . .    5
               Statement of Cash Flows. . . . . . . . . .    6
               Notes to Financial Statements. . . . . . .    8

    Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations. . . . . . . . . . . . . .  . .   11


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings . . . . . . . . . . . . . .   18

    Item 2.  Changes in Securities . . . . . . . . . . . .   18

    Item 3.  Defaults Upon Senior Securities . . . . . . .   18

    Item 4.  Submission of Matters to a Vote of
               Security Holders  . . . . . . . . . . . . .   18

    Item 5.  Other Information . . . . . . . . . . . . . .   19

    Item 6.  Exhibits and Reports on Form 8-K. . . . . . .   19


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . .   20

Exhibit 11 - Computation of earnings per share . . . . . .   21

                    PART I. - FINANCIAL INFORMATION


                 THE SOFTWARE DEVELOPER'S COMPANY, INC.
                           BALANCE SHEETS
                            (Unaudited)

                               ASSETS


                                      September 30,     March 31,
                                          1995           1995

CURRENT ASSETS:
  Cash                                   $ 981,233    $  334,747
  Accounts receivable - trade,
    net of allowance for doubtful
    accounts of $393,607 and
    $347,432 at September 30, 1995
    and March 31, 1995, respectively     5,144,673     4,413,884
  Accounts receivable - product,
    net of allowance for doubtful
    accounts of $66,892 and $60,745
    at September 30, 1995 and
    March 31, 1995, respectively            22,147        99,977
  Inventory                              1,697,293     1,695,993
  Other current assets                     347,744       339,418

      TOTAL CURRENT ASSETS               8,193,090     6,884,019

EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, net                        448,810       502,873

INTANGIBLE ASSETS, NET, INCLUDING
  GOODWILL OF $682,139                     900,764       967,262

OTHER ASSETS                                73,476        88,421

                                        $9,616,140    $8,442,575





The accompanying footnotes are an integral part of the financial statements.
                THE SOFTWARE DEVELOPER'S COMPANY, INC.
                            BALANCE SHEETS
                              (Unaudited)

                 LIABILITIES AND STOCKHOLDERS' EQUITY


                                      September 30,     March 31,
                                          1995           1995
CURRENT LIABILITIES:
  Accounts payable - trade              $4,838,792    $4,063,696
  Line of credit                         1,423,470     1,423,470
  Other accrued expenses                   657,106       511,767
  Accrued payroll                          199,902       163,281
  Customer advances                        172,799       124,689
  Current portion of capitalized
    lease obligations                        7,880        27,011

      TOTAL CURRENT LIABILITIES          7,299,949     6,313,914

LONG-TERM NOTES PAYABLE                    300,000       300,000

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
    authorized 5,000,000 shares:
  Series C, voting, non-cumulative
    760,968 shares issued and
    outstanding at September 30,
    1995 (905,968 issued and
    outstanding at March 31, 1995)           7,610         9,060
  Common stock, voting, $.01 par
    value, 25,000,000 authorized
      shares; 7,469,599 issued and
      7,444,498 outstanding at
      September 30, 1995 (7,321,599
      issued and 7,296,498 outstanding
      at March 31, 1995)                    74,697        73,217
  Additional paid-in capital             9,952,185     9,949,566
  Cumulative translation adjustment         31,068        22,242
  Cumulative deficit                    (7,965,712)   (8,141,767)
                                         2,099,848     1,912,318
  Less treasury stock, at cost,
    25,101 shares                          (83,657)      (83,657)

TOTAL STOCKHOLDERS' EQUITY               2,016,191     1,828,661

                                        $9,616,140    $8,442,575



The accompanying footnotes are an integral part of the financial statements.
                THE SOFTWARE DEVELOPER'S COMPANY, INC.
                       STATEMENTS OF OPERATIONS
                             (Unaudited)

                                      For the three months ended
                                              September 30,
                                                       Restated
                                           1995          1994

Revenues:
  Product sales                        $12,042,003    $7,324,955
  Marketing services                     1,318,693     1,049,434
                                        13,360,696     8,374,389
Costs and expenses:
  Costs of products sold                10,173,153     5,866,868
  Cost of marketing services               707,037       529,277
  Selling, general and
    administrative expenses              2,418,315     1,890,396
                                        13,298,505     8,286,541

    NET INCOME BEFORE INTEREST
      AND MINORITY INTEREST                 62,191        87,848

  Interest expense, related party            9,000         9,000
  Net other expense, including
    third-party interest expense            32,273        48,370

        NET INCOME                     $    20,918    $   30,478

NET INCOME PER SHARE                         $0.00         $0.00

Weighted average shares outstanding      8,685,000     8,200,000

            THE SOFTWARE DEVELOPER'S COMPANY, INC.
             STATEMENTS OF OPERATIONS (Continued)
                         (Unaudited)

                                      For the six months ended
                                              September 30,
                                                       Restated
                                           1995          1994
Revenues:
  Product sales                        $23,911,602   $14,294,016
  Marketing services                     2,655,583     1,964,594
                                        26,567,185    16,258,610
Costs and expenses:
  Costs of products sold                20,002,253    11,349,445
  Cost of marketing services             1,577,346     1,094,254
  Selling, general and
    administrative expenses              4,729,976     3,650,790
                                        26,309,575    16,094,489

    NET INCOME BEFORE INTEREST
      AND MINORITY INTEREST                257,610       164,121

  Interest expense, related party           18,000        18,000
  Net other expense, including
    third-party interest expense            63,555        90,347

        NET INCOME                     $   176,055   $    55,774

NET INCOME PER SHARE                         $0.02         $0.01

Weighted average shares outstanding      8,718,000     8,201,000



The accompanying footnotes are an integral part of the financial statements.
                THE SOFTWARE DEVELOPER'S COMPANY, INC.
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                       For the six months ended
                                             September 30,
                                                      Restated
                                            1995        1994

OPERATING ACTIVITIES

      Net income                        $  176,055    $   55,774

 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
      Sale of advertising for product     (390,639)     (578,544)
      Depreciation and amortization        237,099       215,464
      Provision for doubtful
        accounts receivable                339,544        34,687
      Provision for losses on
        inventory                           83,401       105,000

Changes in operating assets
  and liabilities:
        Accounts receivable               (965,795)       77,234
        Inventory                          279,230       804,003
        Other current assets                (8,326)      (17,350)
        Other assets                        14,945        25,417
        Accounts payable                   775,096      (392,156)
        Accrued payroll                     36,621       (16,864)
        Other accrued expenses             145,339        69,488
        Customer advances                   48,110      (139,951)

          Total adjustments             $  594,625    $  186,428

    Net cash provided by continuing
      operating activities                 770,680       242,202

    Net cash used for discontinued
      operating activities                   ---         (25,310)

    Net cash provided by operating
      activities                        $  770,680    $  216,892




The accompanying footnotes are an integral part of the financial statements.
            THE SOFTWARE DEVELOPER'S COMPANY, INC.
               STATEMENTS OF CASH FLOWS (Cont.)
                          (Unaudited)

                                         For the six months ended
                                                September 30,
                                                        Restated
                                             1995         1994

INVESTING ACTIVITIES

    Purchase of equipment               $ (116,538)   $  (84,157)
Net cash used for investing
  activities                              (116,538)      (84,157)



FINANCING ACTIVITIES

    Principal payments under capital
      lease obligations                    (19,131)      (20,795)
    Issuance of stock                        2,649         2,668
Net cash used for financing activities     (16,482)      (18,127)

Effect of exchange rate changes on cash      8,826        29,008

Net increase in cash                       646,486       143,616

Cash at beginning of period                334,747       550,560

Cash at end of period                   $  981,233    $  694,176

Supplemental disclosures of
  cash flow information:
    Interest paid                       $   81,511    $  102,913

Supplemental schedule of noncash
  investing and financing activities:
    Collection of products in
      satisfaction of accounts
      receivable - product              $  363,931    $  589,746





The accompanying footnotes are an integral part of the financial statements.
           THE SOFTWARE DEVELOPER'S COMPANY, INC.
               NOTES TO FINANCIAL STATEMENTS


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

      Note 2 - The results of operations for the three-month and six-month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire year ending March 31, 1996.

      Note 3 - Minority interest represents the minority shareholders' proportionate share of their equity of Personal
Computing Tools, Inc. (PCT). At September 30, 1995, the Company owned 94% of the capital stock of PCT.

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

      Note 6 - Effective April 1, 1994, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109
"Accounting for Income Taxes".   The effect of the adoption of
this statement had no impact on the operating results, components of the income tax expense, or financial position of the Company.

      The principal components of the Company's deferred tax assets and liabilities as of April 1, 1995 consisted of the following (in thousands):

      Deferred Tax Assets:
        Expenses not currently deductible              $  462
        Operating loss carryforwards                    3,004
                                                        3,466

        Deferred tax liabilities                          ---
                                                        3,466
        Valuation allowance                            (3,466)

            Net                                           ---

      There was no change to the valuation allowance during the first six months of fiscal 1996.



      Note 7 - On October 18, 1995 the Company announced that it had entered into an agreement with Internet Security Corporation
(ISC), a privately held reseller of security products for the Internet, to acquire all of the outstanding stock of ISC in a pooling of interests transaction.

      The agreement calls for ISC to receive Common Stock of the Company valued at $750,000 at a price per share equal to the lower of $1.61 or the average closing price of the Company's Common Stock for the ten trading days prior to closing. The closing is expected to occur mid-November, 1995.

      The Company expects to incur a third quarter charge of approximately $150,000 for legal and audit fees related to the transaction.

         THE SOFTWARE DEVELOPER'S COMPANY, INC.



ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            The Company's revenues are generated by marketing and distributing specialty PC-based software and hardware to technical and professional PC users through its catalog operations: The Programmer's SuperShop (TPS), Personal Computing Tools SuperShop (PCT), and New Media SuperShop (NMS). In addition, SDC Communications (SDCC) provides marketing services to third-party manufacturers, developers and publishers of the products the Company distributes. Marketing services are designed to generate sales leads, increase market visibility and assist in the launch of new products.


RESULTS OF OPERATIONS

       The following information should be read in conjunction with the consolidated financial statements and notes thereto:

Three-month period ended
September 30, 1995 vs.                % to Net Revenue   % Change
September 30, 1994                      1995    1994     95 v. 94

  Net Revenues:
      Product sales (TPS, PCT, NMS)       90%     87%        64%
      Marketing services (SDCC)           10%     13%        26%
                                         100%    100%        60%

  Gross Margins:
      Product sales (TPS, PCT, NMS)       16%     20%        33%
      Marketing services (SDCC)           46%     50%        18%
                                          19%     24%        25%

  Selling, general and administrative
     expenses                             18%     23%        28%

  Net income                              *       *         (31)%

  * Less than 1%


Revenues:  Total net revenues in the second quarter ended
September 30, 1995 increased $4,987,000, or 60%, to $13,361,000 from $8,374,000 in the second quarter ended September 30, 1994.

      Net product sales increased $4,717,000, or 64%, to $12,042,000 in the second quarter of fiscal 1996 from $7,325,000 in the second quarter of fiscal 1995. The increase in product revenue was primarily derived from the Company's corporate sales group. The corporate sales group's aggressive outbound selling effort has enabled the Company to successfully establish major account relationships. Product revenue growth was accelerated by an improving market for software development tools.

      Marketing services revenue increased $270,000, or 26%, to $1,319,000 in the second quarter ended September 30, 1995 from $1,049,000 in the second quarter ended September 30, 1994. This increase was mainly attributable to the quarterly marketing programs designed for low-cost promotion of software manufacturers' products.

Gross Margin: Total gross margin increased $503,000, or 25%, to $2,481,000 in the quarter ended September 30, 1995 from $1,978,000 in the quarter ended September 30, 1994.

      Gross margin from product sales increased $411,000, or 28%, to $1,869,000 in the second quarter of fiscal 1996 from $1,458,000 in the second quarter of fiscal 1995. The increase in product gross margin was a result of the increased sales volume generated by the Company's corporate sales group. As a percent of sales, however, gross margin from product revenue declined to 16% from 20%. This decrease was caused by the continued competitive pricing pressures that exist in the software distribution market coupled with the volume discounts offered to corporate customers.

      Gross margin from marketing services increased $92,000, or 18%, to $612,000 in the quarter ended September 30, 1995 from $520,000 in the same period last year. This increase was mainly attributable to the quarterly marketing programs focused on building major advertising account relationships. These programs tend to yield higher gross margins than the Company's catalogs.


Selling, General and Administrative Expenses: Selling, general and administrative (SGA) expenses increased $528,000, or 28%, to $2,418,000 in the second quarter of fiscal 1996 from $1,890,000 in the second quarter of fiscal 1995. The increase in expenses reflects planned headcount additions in the corporate sales group in an effort to produce increased revenues. SG&A as a percent of net revenue declined to 18% from 23% reflecting the Company's ability to leverage its existing operations to grow revenue.


Interest Expense: Net interest expense decreased $16,000, or 28%, to $41,000 in the second quarter of fiscal 1996 from $57,000 in the second quarter of fiscal 1995. This decrease was mainly attributable to lower interest rates offered to the Company on its line of credit.

      The Company's quarterly operating results have varied and may continue to vary significantly depending on factors such as the timing of significant product marketing programs, the timing of new product introductions, and the mix of service and product sales. Substantially all of the Company's product revenue in a given quarter is derived from orders received in that particular quarter. Accordingly, delays in orders are likely to result in the associated revenue not being realized by the Company in the period. Moreover, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in expected revenue could therefore result in a disproportionate decrease in the Company's net income.

Six-month period ended
September 30, 1995 vs.                % to Net Revenue   % Change
September 30, 1994                      1995    1994     95 v. 94

  Net Revenues:
      Product sales (TPS, PCT, NMS)       90%     88%         67%
      Marketing services (SDCC)           10%     12%         35%
                                         100%    100%         63%

  Gross Margins:
      Product sales (TPS, PCT, NMS)       16%     21%         33%
      Marketing services (SDCC)           41%     44%         24%
                                          19%     23%         31%

  Selling, general and administrative
     expenses                             18%     22%         30%

  Net income                               1%      *         316%

  * Less than 1%

Revenues:  Total net revenues for the six months ended September
30, 1995 increased $10,308,000, or 63%, to $26,567,000 from
$16,259,000 in the six months ended September 30, 1994.

      Net product sales increased $9,618,000, or 67%, to $23,912,000 in the six months ended September 30, 1995 from $14,294,000 in the prior year period. The increase in product sales was primarily due the growth of the Company's corporate sales group whose outbound selling effort has successfully established major account relationships. The growth in product sales was accelerated by an improving software development tools market and the expansion of the Company's corporate sales group.

      Marketing services revenue increased by $691,000, or 35%, to $2,656,000 in the first six months of fiscal 1996 from $1,965,000 in the first six months of fiscal 1995. The increase in marketing services revenue was the result of the Company's newly developed quarterly marketing programs designed for the low-cost promotion of software manufacturers' products.


Gross Margins: Total gross margin increased $1,173,000, or 31%, to $4,988,000 in the first six months of fiscal 1996 from $3,815,000 in the comparable period in fiscal 1995.

      Gross margin from product sales increased $964,000, or 33%, to $3,909,000 in the six month period ended September 30, 1995 from $2,945,000 in the same period last year. The increase in gross margin was a result of the sales volume growth generated from the Company's corporate sales group. As a percent of sales, however, gross margin from product revenue for the six month period declined to 16% from 21% a year ago. This decrease was caused by the continued competitive pricing pressures that exist in the software distribution market coupled with the volume discounts offered to corporate customers.

      Gross margin from marketing services increased 24%, or $208,000 to $1,078,000 for the first six months of fiscal 1996 from $870,000 for the same period in fiscal 1995. The increase in marketing services gross margin was attributable to the Company's quarterly marketing programs focused on building major account relationships. These programs tend to yield higher gross margins than the Company's catalog publications.


Selling, General and Administrative Expenses: Selling, general and administrative (SGA) expenses increased $1,079,000, or 30%, in the first six months of fiscal 1996 to $4,730,000 from $3,651,000 in the same period in fiscal 1995. The increase in SGA expenses was mainly attributable to planned headcount additions in the corporate sales group designed to produce increased revenues. As a percentage of sales, however, SGA expenses decreased to 18% from 22% for the six month periods, reflecting the Company's ability to leverage its existing operations to grow revenue.


Interest Expense: Interest expense decreased by $26,000, or 24%, to $82,000 for the six month period ended September 30, 1995 from $108,000 for the same period last year. The decline in interest expense was the result of lower interest rates offered to the Company on its line of credit.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands, except ratios)

                                      September 30,     March 31,
Financial Condition as of                 1995            1995



    Cash and cash equivalents            $981            $335
    Working capital                       893             570
    Current ratio                        1.12            1.09


Cash Flow Activity Summary for      September 30,   September 30,
the Six Months Ended                     1995            1994


    Net cash provided by continuing
       operating activities               $771           $242
    Net cash used for discontinued
       operating activities                 --            (25)
    Net cash used for investing
       activities                         (117)           (84)
    Net cash used for financing
       activities                          (16)           (18)

      The Company's net cash balance increased $646,000 to $981,000 at September 30, 1995 from $335,000 at March 31, 1995.
Cash generated by operating activities of $771,000 was achieved during the first six months of fiscal 1996 primarily from net income from operations.

      Accounts receivable-trade increased 17% to $5,145,000 at September 30, 1995 from $4,414,000 at March 31, 1995. This increase resulted from the Company's revenue growth. The Company continues to maintain an expanded collections program that has yielded favorable collection results.

      The Company has a $2,000,000 secured bank line of credit under which borrowings bear interest at the bank's prime rate plus 1%. The line is subject to renewal on January 5, 1996. Available borrowings under the line are based on 80% of eligible accounts receivable. Covenants under the line of credit require the Company to maintain certain net worth and financial ratios. The Company is currently in default of certain financial covenants and has received a written waiver for the period September 30, 1995 with the condition that the maximum borrowings under the credit facility be limited to the current outstanding balance until such time as a new credit restructuring is agreed upon. The Company and the bank are currently in the process of renegotiating the line of credit and the covenants governing the agreement which have caused past defaults.

      The Company anticipates that its existing cash resources, cash flow from operations and the continued availability of its bank line of credit will be sufficient to fund its operations through March 31, 1996, provided it meets its operating plan and remains in compliance with its credit agreement. The Company's ability to finance its operations will be dependent on its ability to renegotiate its bank line of credit for a continued availability of borrowing thereunder. There can be no assurance that the Company will be successful in renegotiating its line of credit or that the bank will permit continued borrowings under its line of credit. If the Company is unsuccessful in renegotiating its line of credit with the bank, it will need to seek alternative financing for working capital. Future capital requirements will depend on many factors, including cash flow from continuing operations, competition from larger catalog distributors and market developments, and the Company's ability to distribute products and marketing services successfully. To the extent cash flow from operations is insufficient to fund the Company's activities, it may be necessary to raise additional funds through equity or debt financing. The Company is exploring additional sources of capital; however, there are currently no firm commitments at this time. Additional debt financings will
likely result in higher interest charges.   Additional
equity financings will likely result in dilution of stockholders' interests. The Company's ability to generate cash from operations depends upon, among other things, revenue growth, improvements in operating productivity, its credit and payment terms with vendors and collections of accounts receivable. The Company's ability to borrow under this facility is dependent upon satisfying certain financial covenants, and there can be no assurances that the Company will remain in compliance. If such sources of cash prove insufficient, the Company will be required to make changes in its operations or to seek additional debt or equity financing. There can be no assurances that cash generated from operations and borrowings under its credit facility will be sufficient to meet its operating requirements, or if required, that additional debt or equity financing will be available on terms acceptable to the Company. The Company currently anticipates that its available cash, expected cash flow from operations, and its borrowing capacity will be sufficient to fund operations through March 31, 1996.

      In June 1995, the Company became aware of information indicating that cash and other accrued expenses had been reported improperly in fiscal 1994 and fiscal 1995 by the accounting staff while implementing controls and procedures associated with the new computerized transaction processing system installed in fiscal 1994. As a result of this information, the Company restated its financial statements for the year ended March 31, 1994.

      The effect on the results of the restatement of the quarter ended September 30, 1994 is as follows:

                                              Quarter Ended
                                           September 30, 1994

                                       As Reported    As Restated

      Net revenues                     $8,389,424     $8,374,389
      SG&A expenses                     1,882,991      1,890,396
      Net income (loss)                    52,918        (34,478)
      Net income (loss) per share            0.01          (0.00)
      Accounts receivable               2,844,470      2,829,435
      Total current assets              5,332,460      5,317,425
      Total assets                      6,981,330      6,966,295
      Other accrued expenses              402,517        409,922
      Total current liabilities         4,346,012      4,353,417
      Accumulated deficit              (7,653,906)    (7,676,346)
      Total stockholders' equity        2,294,679      2,272,239
      Total liabilities and
        stockholders' equity            6,981,330      6,966,295

                PART II. - OTHER INFORMATION


           THE SOFTWARE DEVELOPER'S COMPANY, INC.



ITEM 1.  LEGAL PROCEEDINGS

      The Company is not involved in any material legal proceedings.



ITEM 2.  CHANGES IN SECURITIES

      There have been no changes in securities during the quarter ended September 30, 1995.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      At September 30, 1995, the Company was in default of certain financial covenants relating to its line of credit and a note payable to a related party. The Company has obtained a written waiver for the period September 30, 1995 with the condition that the maximum borrowings under the credit facility be limited to the current outstanding balance until such time as a new credit restructuring is agreed upon. There can be no assurance that the Company will be successful in renegotiating its line of credit.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On September 14, 1995 the Board of Directors caused to be distributed to stockholders of record as of September 1, 1995, a Notice of Annual Meeting of Stockholders, Proxy and a Proxy Statement for the Annual Meeting, held on October 18, 1995. As of the record date, 7,443,748 shares of Common Stock (excluding treasury shares) were outstanding and entitled to vote. Additionally, there were 760,968 shares of Series C Preferred Stock that were outstanding and entitled to vote.

      At the meeting, the stockholders acted upon the following
proposals:   (i) election of directors; and (ii) ratification of
the firm of Coopers & Lybrand as independent auditors for the fiscal year ending March 31, 1996. All of the above matters were approved by the stockholders.

      Votes "For" represent affirmative votes and do not include abstentions or broker non-votes. In cases where a signed proxy was submitted without direction, the shares represented by the proxy were voted "For" each proposal in the manner disclosed in the proxy statement and Proxy.

      Voting results were as follows:

I.    Election of Directors:

                                 FOR        WITHHELD
      Stephen L. Watson        5,910,239      177,488
      Barry N. Bycoff          5,910,239      177,488
      Aaron Kleiner            5,910,239      177,488
      Gustav H. Koven          5,910,239      177,488
      Milton J. Pappas         5,910,239      177,488
      Ralph B. Wagner          5,767,071      320,656
      Michael L. Mark          5,910,239      177,488


II.   Ratification of Independent Auditors:

                                  FOR         AGAINST     ABSTAIN
                               5,929,489      157,938         300



ITEM 5.     OTHER INFORMATION

      On October 18, 1995 the Company announced that it had entered into an agreement with Internet Security Corporation
(ISC), a privately held reseller of security products for the Internet, to acquire all of the outstanding stock of ISC in a pooling of interests transaction.

      The agreement calls for ISC to receive Common Stock of the Company valued at $750,000 at a price per share equal to the lower of $1.61 or the average closing price of the Company's Common Stock for the ten trading days prior to closing. The closing is expected to occur mid-November, 1995.

      The Company expects to incur a third quarter charge of approximately $150,000 for legal and audit fees related to the transaction.



ITEM 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits: Exhibit No. 11 - Computation of earnings per share.

      (b) Report on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 30, 1995.


SIGNATURES



Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 14, 1995          THE SOFTWARE DEVELOPER'S
                                  COMPANY, INC.

                                  By: /s/ Barry N. Bycoff
                                    Barry N. Bycoff
                                    President and Chief Executive
                                    Officer (Principal Executive
                                    Officer)



Date:  November 14, 1995          By: /s/ James O'Connor, Jr.
                                      James O'Connor, Jr.
                                      Vice President, Finance and
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Chief Accounting Officer)

                                               EXHIBIT 11


             THE SOFTWARE DEVELOPER'S COMPANY, INC.
                COMPUTATION OF EARNINGS PER SHARE

              (In thousands, except per share data)


                                         Three months ended
                                            September 30,
                                                     Restated
                                          1995         1994

Weighted average shares outstanding       8,285        8,199

Net effect of dilutive stock
  options and warrants - based on
  the treasury stock method using
  the average market price                  400            1

Total                                     8,685        8,200

Net income for EPS computation           $   21       $   30

Net income per share                      $0.00        $0.00


                                           Six months ended
                                             September 30,
                                                     Restated

                                           1995         1994

Weighted average shares outstanding       8,309        8,199

Net effect of dilutive stock
  options and warrants - based on
  the treasury stock method using
  the average market price                  409            2

Total                                     8,718        8,201

Net income for EPS computation           $  176       $   56

Net income per share                      $0.02        $0.01