Form 10-Q/A
period 1995-06-30
SOFTWARE DEVELOPERS CO INC/DE/
filed 1996-01-05
CIK 840824

January 5, 1996



Securities and Exchange Commission
VIA EDGAR LINK

Re:     The Software Developer's Company, Inc.
        Commission File No. 1-10139; Form 10-QA, Exhibit 27
        for the Quarter Ended September 30, 1995

Dear Sir/Madam:

Enclosed for filing on behalf of The Software Developer's Company, Inc. is an amendment to our previously filed Form 10-Q for the quarter ended September 30, 1995 which includes Exhibit 11, Computation of Earnings per share and Exhibit 27, Financial Data Schedule.

These items were transmitted as part of our Form 10-Q filed via
EDGAR on November 15, 1995; however, we were notified that they were not received successfully at that time.

If you have any questions or comments regarding this filing, please do not hesitate to call me at (617) 740-0101 x 410.

Very truly yours,



James O'Connor, Jr.
Chief Financial Officer

Enclosures
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                       __________________

                           FORM 10-Q/A
                           (AMENDMENT)
                       __________________

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


Securities registered pursuant to Section 12(g) of the Act:  NONE
                           __________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days   XX  Yes     No


As of November 3, 1995 there were 7,529,011 shares of Common
Stock outstanding.
ITEM 6.       Exhibits and Reports on Form 8-K

        (a)   Exhibits:

              Exhibit No. 11 - Computation of earnings per share attached hereto.

              Exhibit No. EX-27 - Financial Data Schedule, filed as an attachment.

                           SIGNATURES



Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  January 5, 1996              THE SOFTWARE DEVELOPER'S
                                    COMPANY, INC.

                                    By: /s/ Barry N. Bycoff
                                        President and Chief
                                        Executive Officer
                                        (Principal Executive
                                        Officer)



Date:  January 5, 1996              By: /s/ James O'Connor, Jr.
                                        Vice President, Finance
                                        and Chief Financial
                                        Officer (Principal
                                        Financial and Chief
                                        Accounting Officer)

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