Form 10-Q
period 1995-12-31
SOFTWARE DEVELOPERS CO INC/DE/
filed 1996-02-14
CIK 840824

February 14, 1996



Securities and Exchange Commission
VIA EDGAR LINK

Re:  The Software Developer's Company, Inc.
     Commission File No. 1-10139; Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1995

Dear Sir/Madam:

Enclosed for filing on behalf of The Software Developer's
Company, Inc. is the Company's Form 10-Q for the quarter ended
December 31, 1995.

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

                            FORM 10-Q


  XX Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the quarterly period ended December 31, 1995, or

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


As of February 9, 1996 there were 8,114,341 shares of Common
Stock outstanding.

                      FORM 10-Q

                   QUARTERLY REPORT

                   TABLE OF CONTENTS



Facing Sheet . . . . . . . . . . . . . . . . . . . . . .    1

Table of Contents  . . . . . . . . . . . . . . . . . . .    2



PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements
                 Balance Sheets. . . . . . . . . . . . .    3
                 Statements of Operations. . . . . . . .    5
                 Statements of Cash Flows. . . . . . . .    7
                 Notes to Financial Statements . . . . .    9

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations  . . . . . . . . . . . . . . . .   11



PART II.  OTHER INFORMATION

    Item 1.    Legal Proceedings . . . . . . . . . . . .   16

    Item 2.    Changes in Securities . . . . . . . . . .   16

    Item 3.    Defaults Upon Senior Securities . . . . .   16

    Item 4.    Submission of Matters to a Vote of
               Security Holders. . . . . . . . . . . . .   16

    Item 5.    Other Information . . . . . . . . . . . .   17

    Item 6.    Exhibits and Reports on Form 8-K. . . . .   17


SIGNATURES     . . . . . . . . . . . . . . . . . . . . .   18

Exhibit 11 - Computation of earnings per share . . . . .   19

              PART I. - FINANCIAL INFORMATION


             THE SOFTWARE DEVELOPER'S COMPANY, INC.
                       BALANCE SHEETS
                        (Unaudited)

                          ASSETS


                                      December 31,      March 31,
                                         1995             1995

CURRENT ASSETS:
  Cash                                $ 1,258,061      $  672,386
  Accounts receivable -
    trade, net of allowance
    for doubtful accounts of
    $422,138 and $408,177
    at December 31, 1995
    and March 31, 1995,
    respectively                        5,194,734       4,693,978
  Inventory                             2,350,572       1,695,993
  Other current assets                    288,324         512,158

      TOTAL CURRENT ASSETS              9,091,691       7,574,515

EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, net                       431,513         540,971

GOODWILL AND OTHER INTANGIBLES            867,515         967,262

OTHER ASSETS                              127,372          88,421

                                      $10,518,091      $9,171,169


The accompanying footnotes are an integral part of the financial statements.
                THE SOFTWARE DEVELOPER'S COMPANY, INC.
                           BALANCE SHEETS
                             (Unaudited)

                LIABILITIES AND STOCKHOLDERS' EQUITY


                                     December 31,      March 31,
                                        1995             1995
CURRENT LIABILITIES:
  Accounts payable - trade           $ 5,092,795      $4,389,118
  Line of credit                       1,423,470       1,423,470
  Other accrued expenses               1,585,116       1,107,592
  Accrued income taxes                   180,000           ---

TOTAL CURRENT LIABILITIES              8,281,381       6,920,180

LONG-TERM NOTES PAYABLE                  300,000         300,000

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
   authorized 5,000,000 shares:
     Series C, voting, non-cumulative
       711,876 shares issued and
       outstanding at December 31,
       1995 (905,968 issued and
        outstanding at March 31, 1995)     7,119           9,060
  Common stock, voting, $.01 par value,
    25,000,000 authorized shares;
    8,100,841 issued and 8,075,740
    outstanding at December 31, 1995
    (7,321,599 issued and 7,296,498
    outstanding at March 31, 1995)        81,008          73,217
  Additional paid-in capital          10,011,345       9,949,566
  Cumulative translation
    adjustment                            35,376          22,242
  Cumulative deficit                  (8,114,481)     (8,019,439)
                                       2,020,367       2,034,646
  Less treasury stock, at cost,
    25,101 shares                        (83,657)        (83,657)

TOTAL STOCKHOLDERS' EQUITY             1,936,710       1,950,989

                                     $10,518,091      $9,171,169


The accompanying footnotes are an integral part of the financial statements.
             THE SOFTWARE DEVELOPER'S COMPANY, INC.
                     STATEMENT OF OPERATIONS
                           (UNAUDITED)



                                       For the THREE months ended
                                                December 31,
                                                         Restated
                                              1995         1994
Net Revenues:
  Product sales                          $13,168,701  $10,093,517
  Marketing services income                1,184,380    1,330,150

                                          14,353,081    11,423,66
Costs and expenses:
  Costs of products sold                  10,780,429    8,137,762
  Cost of marketing services income          695,168      887,827
  Selling, general and administrative
    expenses                               2,890,472    2,047,986

                                          14,366,069   11,073,575

OPERATING INCOME (LOSS)                      (12,988)     350,092

Interest expense, net                         37,046       54,114
Other (income) expense                        (9,693)      14,332
   Total interest and other expense           27,353       68,446

Income (loss) before income tax              (40,341)     281,646

Provision for taxes                           36,719         ---

NET INCOME (LOSS)                        $   (77,060) $   281,646

    NET INCOME (LOSS) PER SHARE               $(0.01)       $0.03

Weighted average shares outstanding        9,261,000    8,209,000


The accompanying footnotes are an integral part of the financial statements.
             THE SOFTWARE DEVELOPER'S COMPANY, INC.
              STATEMENT OF OPERATIONS (Continued)
                           (UNAUDITED)



                                        For the NINE months ended
                                                December 31,
                                                         Restated
                                              1995         1994
Net Revenues:
   Product sales                         $38,517,400  $24,582,722
  Marketing services income                3,839,963    3,294,744

                                          42,357,363   27,877,466
Costs and expenses:
  Costs of products sold                  31,716,097   19,582,703
  Cost of marketing services income        2,272,514    1,982,081
  Selling, general and administrative
    expenses                               8,005,634    5,733,641

                                          41,994,245   27,298,425

OPERATING INCOME (LOSS)                      363,118      579,041

Interest expense, net                        118,850      155,425
Other (income) expense                       (16,671)      21,367
   Total interest and other expense          102,179      176,792

Income before income tax                     260,939      402,249

Provision for taxes                           98,979        ---

NET INCOME                               $   161,960  $   402,249

NET INCOME PER SHARE                           $0.02        $0.05

Weighted average shares outstanding        8,791,000    8,206,000


The accompanying footnotes are an integral part of the financial statements.
                     THE SOFTWARE DEVELOPER'S COMPANY, INC.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                        For the nine months ended
                                               December 31,
                                                       Restated
                                           1995          1994
OPERATING ACTIVITIES

    Net income from continuing
      operations                         $161,960    $   402,249
    Adjustments to reconcile
      net income to net cash
      provided by operating
      activities:
        Sale of advertising
          for product                    (680,375)      (865,804)
        Depreciation and amortization     342,269        333,657
        Provision for doubtful
          accounts receivable             516,540        149,625
        Provision for inventory
          obsolescence                    115,000        151,800

    Change in assets and liabilities:
        (Increase) in accounts
          receivable                     (500,756)    (1,399,013)
        (Increase) decrease
          in inventory                   (654,579)       846,524
        Decrease in other current
          assets                          223,834        136,878
        Increase in accounts payable      703,677        430,100
        Increase (decrease) in other
          accrued expenses                477,524        154,035
        Increase in accrued
          income taxes                    180,000          ---

            Total adjustments          $  723,134     $  (62,198)

    Net cash provided by continuing
      operating activities                885,094        340,051

    Net cash (used for) discontinued
      operating activities                  ---          (47,896)

    Net cash provided by operating
      activities                          885,094        292,155


The accompanying footnotes are an integral part of the financial statements.
               THE SOFTWARE DEVELOPER'S COMPANY, INC.
               STATEMENT OF CASH FLOWS (Continued)
                           (Unaudited)

                                        For the nine months ended
                                               December 31,
                                                       Restated
                                           1995          1994

INVESTING ACTIVITIES

  Capital expenditures for
    equipment                          $ (129,487)    $ (156,585)

Net cash used for investing
  activities                             (129,487)      (156,585)

FINANCING ACTIVITIES

    Principal payments under capital
      lease obligations                   (27,011)       (31,605)
    Dividend payments                    (231,000)          ---
    Issuance of common stock               74,945          5,701

Net cash provided by (used for)
  financing activities                   (183,066)       (25,904)

Effect of exchange rate changes
  on cash                                  13,134         23,056

Net increase (decrease) in cash           585,675        132,722

Cash at beginning of period               672,386        550,560

Cash at end of period                  $1,258,061     $  683,282

Supplemental disclosures of cash
  flow information:
    Interest paid                      $  137,454     $  153,213

    Income taxes paid                  $   13,500          ---





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

      Note 2 - Net income per share is based upon the weighted average number of common shares outstanding including the dilutive effects of options and warrants.

      Note 3 - The Company provides for income taxes during interim reporting periods based on reported earnings before income taxes using an estimate of the annual effective tax rate. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for tax purposes. These deferred taxes are measured by applying currently enacted tax laws.

      Note 4 - Effective April 1, 1994, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109 "Accounting for Income Taxes". The effect of the adoption of this statement had no impact on the operating results, components of the income tax expense, or financial position of the Company.

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

      There was no change to the valuation allowance during the first nine months of fiscal 1996.

      Note 5 - Interest payments of $9,000 and $27,000 were paid to a related party for the three-month and nine-month periods ended December 31, 1995, respectively. Interest was on a $300,000 note payable which is due December, 1996.

      Note 6 - On November 16, 1995, the Company (SDC) acquired 100% of the outstanding capital stock of Internet Security Corporation (ISC) in exchange for 465,838 shares of the Company's Common Stock. ISC, a Massachusetts corporation, markets and distributes certain software products and services under distribution and reseller agreements with third-party software companies. A Form 8-K was duly filed with the Securities and Exchange Commission on November 30, 1995, a Form 8-KA was filed on January 30, 1996.

      The acquisition was accounted for as a "pooling of interests" transaction and, accordingly, prior financial results of SDC have been restated to reflect the consolidation of ISC herewith. Selected financial information for each company, stated separately, is shown below:

              For the three months        For the nine months
               ended December 31,          ended December 31,
                1995        1994          1995           1994
Net revenues:

  SDC       13,271,815  10,824,650(1)  39,961,517   27,083,260(1)
  ISC        1,081,266     599,017      2,395,846      794,206(2)

Net income (loss):

 SDC          (200,677)    152,130(1)     (26,022)     207,905(1)
 ISC           123,617     129,516        187,982      194,344(2)


   (1) Reflects SDC's restated financial results from 1994 audit adjustments.

   (2) Reflects ISC's activity from date of inception (June 15, 1994) through December 31, 1994.

     ISC prepares financial statements on a calendar year basis.
Beginning April 1, 1996, ISC will change to a fiscal year end of March 31 to conform with the Company's fiscal year.

      Note 7 - In a prior press release the Company reported revenues for the quarter ended December 31, 1995 of $13,623,000 and net income of $11,000, which only included ISC's results of operations from November 17, 1995 through December 31, 1995. The Company was later advised by its accountants that the Company should report the full impact of ISC's operating results for the period. ISC's full results of operations for the periods ended December 31, 1995 and December 31, 1994 are reflected herein.

      Note 8 - SUBSEQUENT EVENT: On February 9, 1996, the Company decided to cease publication of the "New Media SuperShop" catalog. The Company booked a $100,000 charge to cover any possible write down of inventory related to this decision. Although the Company will attempt to vigorously sell off all of the remaining inventory related to this catalog, the Company has fully reserved for the inventory. There were no additional costs associated with this decision. The impact of transferring employees assigned to New Media SuperShop into the Company's general operations will be immaterial.

ITEM  2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In that context, the discussion in this Item 2 contains forward-looking statements which involve certain degrees of risk and uncertainties, including statements relating to liquidity and capital resources. Except for the historical information contained herein, the matters discussed in this section are such forward-looking statements that involve risks and uncertainties, including the impact of competitive pricing within the software industry, the effect any reaction to such competitive pressures has on current inventory valuations, the need for and effect of any business restructuring, the presence of competitors with greater financial resources, product commercialization risks, capacity and supply constraints or difficulties and the Company's continuing need for improved profitability and liquidity. Additional factors which could affect the Company's financial results are included in the Company's report on Form 10-K for the period ended March 31, 1995, which was filed with the Securities and Exchange Commission on July 14, 1995.


OVERVIEW

      The Company's revenues are generated by marketing and distributing specialty PC-based software and hardware to technical and professional PC users through its catalog operations of The Programmer's SuperShop (TPS), Personal Computing Tools SuperShop (PCT), and New Media SuperShop (NMS). In addition, SDC Communications (SDCC) provides marketing services to third-party manufacturers, developers and publishers of the products the Company distributes. Marketing services are designed to generate sales leads, increase market visibility and assist in the launch of new products. Through the newly acquired Internet Security Corporation (ISC), the Company provides product integration and consulting support services in the area of network security to companies doing business on the Internet.

RESULTS OF OPERATIONS

       The following information should be read in conjunction with the consolidated financial statements and notes thereto:

Three-month period ended
December 31, 1995 vs.              % to Net Revenue   % Change
December 31, 1994                     1995    1994    95 v. 94

  Net Revenues:
      Product sales                    92%     88%       31%
      Marketing services                8%     12%      (11%)
      Combined                        100%    100%       26%

  Gross Margins:
      Product sales                    18%     19%       22%
      Marketing services               41%     33%       11%
      Combined                         20%     21%       20%

  Selling, general and
     administrative expenses           20%     18%       41%

  Net income                           (1%)     3%     (127%)


Revenues:  Total net revenues for the third quarter ended
December 31, 1995 increased by $2,929,414, or 26%, to $14,353,081 from $11,423,667 for the same period last year.

      Net product sales increased by $3,075,184, or 31%, to $13,168,701 in the third quarter of fiscal 1996 from $10,093,517 in the third quarter of fiscal 1995. The increase in net product sales was primarily generated by the continued growth in the Company's corporate sales group, The Programmer's Shop Catalog and the addition of ISC. The Company's PCT catalog has experienced a large drop in sales from the same period last year.

      Marketing services revenue decreased by $145,770, or, 11%, to $1,184,380 for the quarter ended December 31, 1995 from $1,330,150 for the same period last year. This decrease was primarily due to an overall reduction in new product releases in the marketplace along with a general rollback of vendor sponsored advertising.


Gross Margins: Total gross margin increased by $479,406, or 20%, to $2,877,484 for the quarter ended December 31, 1995 from $2,398,078 for the same period in 1994.

      Gross margin from product sales increased by $432,517, or 22%, to $2,388,272 in the third quarter of fiscal 1996 from $1,955,755 for the same period in fiscal 1995. Product gross margin, as a percent of sales, decreased to 18% for the quarter ended December 31, 1995 from 19% for the same period last year. The decline in gross margin percent, despite sales growth, was the result of continued competition in the marketplace and a greater number of upgrades being released by software manufacturers, which resulted in lower selling prices.

      Gross margin from marketing services increased by $46,899, or 11%, to $489,212 for the quarter ended December 31, 1995 from $442,323 for the same period last year. The increase in gross margin was mainly due to an increase in advertising related to auxiliary programs.


Selling, General and Administrative Expenses (SG&A): Selling, general and administrative expenses increased by $842,486, or 41%, to $2,890,472 in the third quarter of fiscal 1996 from $2,047,986 in the third quarter of fiscal 1995. SG&A expenses, as a percent of sales, increased to 20% for the quarter ended December 31, 1995 from 18% in the same period in 1994. The increase in expenses reflects additional charges for professional fees related to the acquisition of ISC and increases in headcount to support the Company's growth.


Interest Expense: Net interest expense decreased by $17,068 to $37,046 in the third quarter of fiscal 1996 from $54,114 for the same period last year. This decrease was due to lower interest rates in effect on the Company's line of credit and approximately $7,000 in interest income provided by ISC.

Nine-month period ended
December 31, 1995 vs.              % to Net Revenue   % Change
December 31, 1994                     1995    1994    95 v. 94

  Net Revenues:
      Product sales                    91%     88%       57%
      Marketing services                9%     12%       17%
      Combined                        100%    100%       52%

  Gross Margins:
      Product sales                    18%     20%       36%
      Marketing services               41%     40%       19%
      Combined                         20%     23%       33%

     Selling, general and
       administrative expenses         19%     21%       40%

  Net income                             *      1%      (60%)

     * Less than 1%

Revenues:  Total net revenues for the nine months ended December
31, 1995 increased by $14,479,897, or 52%, to $42,357,363 from
$27,877,466 in the nine months ended December 31, 1994.

      Net product sales increased by $13,934,678, or 57%, to $38,517,400 for the first nine months of fiscal 1996 from $24,582,722 in the comparable period last year. Sales growth was primarily generated by continued growth in the Company's corporate sales group, The Programmer's Shop Catalog and the addition of ISC.

      Marketing services revenue increased by $545,219, or 17%, to $3,839,963 in the first nine months of fiscal 1996 from $3,294,744 for the same period in fiscal 1995. This increase was the net result of supplemental marketing and promotional initiatives in the first six months of fiscal 1996.
The Company has experienced a reduction in the most recently reported quarter.

Gross Margins: Total gross margin increased by $2,056,070, or 33%, to $8,368,752 in the first nine months of fiscal 1996 from $6,312,682 for the same period in fiscal 1995.

      Gross margin from product sales increased by $1,801,284, or 36%, to $6,801,303 in the nine months ended December 31, 1995 from $5,000,019 for the same period last year. The increase in gross margin was derived from the acquisition of ISC and the continued growth in the Company's corporate sales group.

      Gross margin from marketing services increased by $254,786, or 19%, to $1,567,449 in the first nine months of fiscal 1996 from $1,312,663 for the same period in fiscal 1995. This increase was attributable to the sale of supplemental marketing and promotional activities.

Selling, General and Administrative Expenses (SG&A): Selling, general and administrative expenses increased by $2,271,993, or 40%, to $8,005,634 in nine month period ended December 31, 1995 from $5,733,641 for the same period last year. SG&A expenses, as a percent of sales, decreased to 19% from 21% in the prior year. The increase in SG&A expenses was the result of additional charges for professional fees related to the acquisition of ISC and increases in headcount to support the continued growth of the Company.

Interest Expense: Net interest expense decreased by $36,575, or 24%, to $118,850 for the nine months ended December 31, 1995 from $155,425 for the same period last year. This decrease was due to lower interest rates in effect on the Company's line of credit with borrowing levels that were comparable to the same period last year and approximately $14,000 in interest income provided by ISC.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands, except ratios)
                                       Financial Condition as of
                                       December 31,     March 31,
                                          1995             1995

Cash and cash equivalents                $1,258            $672
Working capital                             810             654
Current ratio                              1.10            1.09


                                   Cash Flow Activity Summary for
                                          Nine Months Ended
                                              December 31,
                                         1995              1994

Net cash provided by continuing
  operating activities                   $885              $340
Net cash (used for) discontinued
  operating activities                    ---               (48)
Net cash (used for) investing
  activities                             (129)             (157)
Net cash (used for) financing
  activities                             (183)              (26)

      The Company's net cash balance increased $585,675 to $1,258,061 at December 31, 1995 from $672,386 at March 31, 1995.
Cash generated by operating activities of $885,094 was achieved during the first nine months of fiscal 1996 primarily from increased credit support from vendors.

      Accounts receivable-trade increased $500,756 to $5,194,734 at December 31, 1995 from $4,693,978 at March 31, 1995. This increase resulted from the Company's revenue growth. The Company continues to maintain an expanded collections program that has yielded favorable collection results.

      The Company has a $2,000,000 secured bank line of credit under which borrowings bear interest at the bank's prime rate plus 2.5%. The line was recently renewed on February 9, 1996. Available borrowings under the line are based on 65% of eligible accounts receivable. Covenants under the line of credit require the Company to maintain certain net worth and financial ratios. The Company was in default of certain financial covenants and has received a written waiver for the period December 31, 1995 with the condition that the maximum borrowings under the credit facility be limited to the current outstanding balance until such time as a new credit restructuring is agreed upon. The Company and the bank have renegotiated the line of credit and the covenants governing the agreement which have caused past defaults. The renegotiation resulted in the credit line being reset to the $2,000,000 limit.

      The Company anticipates that its existing cash resources, cash flow from operations and the continued availability of its bank line of credit will be sufficient to fund its operations through June 30, 1996, provided it meets its operating plan and remains in compliance with its credit agreement. The Company's ability to finance its operations will be dependent on its ability to renegotiate its bank line of credit for a continued availability of borrowing thereunder. There can be no assurance that the Company will be successful in renegotiating its line of credit or that the bank will permit continued borrowings under its line of credit. If the Company is unsuccessful in renegotiating its line of credit with the bank, it will need to seek alternative financing for working capital. Future capital requirements will depend on many factors, including cash flow from continuing operations, competition from larger catalog distributors and market developments, and the Company's ability to distribute products and marketing services successfully.
To the extent cash flow from operations is insufficient to fund the Company's activities, it may be necessary to raise additional funds through equity or debt financing. The Company is exploring additional sources of capital; however, there are currently no firm commitments at this time. Additional debt financings will
likely result in higher interest charges.   Additional
equity financings will likely result in dilution of stockholders' interests. The Company's ability to generate cash from operations depends upon, among other things, revenue growth, improvements in operating productivity, its credit and payment terms with vendors and improved collections of accounts receivable. The Company's ability to borrow under this facility is dependent upon satisfying certain financial covenants, and there can be no assurances that the Company will remain in compliance. If such sources of cash prove insufficient, the Company will be required to make changes in its operations or to seek additional debt or equity financing. There can be no assurances that cash generated from operations and borrowings under its credit facility will be sufficient to meet its operating requirements, or if required, that additional debt or equity financing will be available on terms acceptable to the Company. The Company currently anticipates that its available cash, expected cash flow from operations, and its borrowing capacity will be sufficient to fund operations through June 30, 1996.

      In June 1995, the Company became aware of information indicating that cash and other accrued expenses had been reported improperly in fiscal 1994 and fiscal 1995 by the accounting staff while implementing controls and procedures associated with the new computerized transaction processing system installed in fiscal 1994. As a result of this information, the Company restated its financial statements in June 1995, with respect to the year ended March 31, 1994.

      The effect on the results of the restatement of the quarter ended December 31, 1994, prior to the pooling of ISC, is as follows:

                                            Quarter Ended
                                         December 31, 1994

                                     As Reported      As Restated

      Net revenues                   $10,840,929     $10,824,650
      SG&A expenses                    1,934,596       1,946,877
      Net income                         180,691         152,130
      Net income per share                  0.02            0.02
      Accounts receivable              3,772,620       3,756,341
      Total current assets             6,108,357       6,092,078
      Total assets                     7,715,660       7,699,381
      Other accrued expenses             518,664         530,945
      Total current liabilities         4,942,070      4,954,351
      Accumulated deficit              (7,473,215)    (7,501,775)
      Total stockholders' equity        2,469,952      2,441,392
      Total liabilities and
         stockholders' equity           7,715,660      7,699,381

                          PART II. - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

      The Company is not currently involved in any material legal proceedings.



ITEM 2.  CHANGES IN SECURITIES

      There have been no changes in securities during the quarter ended December 31, 1995.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       At December 31, 1995, the Company was in default of certain financial covenants relating to its line of credit and a note payable to a related party. The Company has obtained a written waiver for the period December 31, 1995 and has renegotiated the line of credit as of February 9, 1995. The line has been reinstated to the $2,000,000 level and will expire in July 1996.



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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits: Exhibit No. 11 - Computation of earnings per share.

      (b)   Report on Form 8-K:  On November 30, 1995, the
Company filed a Form 8-K relating to the acquisition of Internet
Security Corporation, and a subsequent Form 8-KA filed on January 30, 1996.

                                   SIGNATURES



Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  February 14, 1996         THE SOFTWARE DEVELOPER'S
                                 COMPANY, INC.

                                 By: /s/ Barry N. Bycoff

                                     Barry N. Bycoff
                                     President and Chief
                                     Executive Officer
                                     (Principal Executive
                                     Officer)



Date:  February 14, 1996           By: /s/ James O'Connor, Jr.

                                       James O'Connor, Jr.
                                       Vice President,
                                       Finance and Chief
                                       Financial Officer
                                       (Principal Financial and
                                       Chief Accounting Officer)

EXHIBIT 11



                  THE SOFTWARE DEVELOPER'S COMPANY, INC.
                    COMPUTATION OF EARNINGS PER SHARE
                  (In thousands, except per share data)

                                            Three months ended
                                                December 31,
                                                        Restated
                                             1995         1994

Weighted average shares outstanding          8,583        8,202

Net effect of dilutive stock options
  and warrants - based on the treasury
  stock method using the average
  market price                                 678            7

Total                                        9,261        8,209

Net income for EPS computation              $  (77)      $  282

Net income per share                        $(0.01)       $0.03


                                            Nine months ended
                                               December 31,
                                                        Restated
                                             1995         1994

Weighted average shares outstanding         8,300         8,202

Net effect of dilutive stock options
  and warrants - based on the treasury
  stock method using the average
  market price                                491             4

Total                                       8,791         8,206

Net income for EPS computation             $  162        $  402

Net income per share                       $ 0.02        $ 0.05