Form 10-K
period 1996-03-31
SOFTWARE DEVELOPERS CO INC/DE/
filed 1996-06-28
CIK 840824

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K
                               ------------------

   XX    Annual  report  pursuant  to  Section  13 or  15(d)  of the  Securities
  ---- Exchange Act of 1934 [FEE REQUIRED] for the fiscal year ended March 31, 1996 or

  ---- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from ___________ to ___________

                         Commission File Number 1-10139
                          -----------------------------

                     THE SOFTWARE DEVELOPER'S COMPANY, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                04-2911320
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

245 WINTER STREET
WALTHAM, MASSACHUSETTS                                                  02154
(Address of principal executive offices)                              (Zip Code)

                                 (617) 890-1700
                         (Registrant's Telephone Number)

             Securities registered pursuant to Section 12(b) of Act:

                                                             NAME OF EXCHANGE
TITLE OF EACH CLASS                                         ON WHICH REGISTERED
- -------------------                                         -------------------
COMMON STOCK, $.01 PAR VALUE                               BOSTON STOCK EXCHANGE


        Securities registered pursuant to Section 12(g) of the Act: NONE
                            -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. XX Yes     No
                                  ----   ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant was approximately $25,982,073 based on the closing sale price of the Registrant's Common Stock on June 10, 1996 as reported by the Nasdaq Over-the-Counter Interdealer Automated Quotation System ($4.875 per share).

  As of June 10, 1996, there were 8,420,367 shares of Common Stock outstanding.

================================================================================



                                     PART I


ITEM  1.          BUSINESS

THE COMPANY

         At March 31, 1996 the Company was a recognized national and international direct marketer and distributor of PC-based specialty software and hardware to technical and professional PC users. The Company offered a total of over 8,000 brand-name products through targeted mailings of its three catalogs. Through its corporate sales group, the Company resold catalog product lines to medium and large-sized companies. Additionally, the Company addressed the marketing needs of the developers and publishers of the products it distributed by providing advertising and promotional services. Software Developer's Company, GmbH, a wholly-owned subsidiary in Dortmund, Germany, provided similar products and services to dealers and end users in Germany. The Company distributed third-party products operating on DOS, Windows, Windows/NT, OS/2, Unix and Apple operating systems and provided an extensive offering of specialized add-on hardware for these computers.

          The other portion of the Company's business is built around Internet Security Corporation ("ISC"), a business acquired in November 1995. ISC is a reseller of leading-edge network security products and services for companies doing business on the Internet and Intranets. ISC provides products and services in the four major technology areas used for securing networks: firewall access control, authentication, encryption and security management. ISC also offers comprehensive consulting services including risk analysis and security audits, implementation of enterprise security systems, customized integration of security systems, on-site training, and post-sales technical support.

         The  Company  is   headquartered   at  245  Winter   Street,   Waltham,
Massachusetts, 02154 and its general telephone number is (617) 890-1700.

BUSINESS STRATEGY - CATALOG OPERATION

         At March 31, 1996 the Company served business customers in the software development, networking, engineering and scientific, and professional multimedia marketplaces by offering a comprehensive range of third-party products. The breadth of specialized products offered by each of its catalogs established the Company as a single, credible source for computing solutions required by its customers. This strategy allowed the Company to provide for all of the specialty software and hardware needs of its customers, while avoiding direct competition with larger resellers serving the general computing market.

         The Company's corporate sales group targeted mid-size to large commercial, governmental and educational accounts. Leveraging off of initial sales made through the catalogs, this group focused on establishing relationships with customers and becoming their primary source for software and specialty hardware. It provided corporate customers with a high level of services including in-depth technical support, training, product sourcing and volume discounts. The Company's marketing services organization, SDC Communications, offered marketing and promotional services to software developers and manufacturers to assist them in launching new products, generating sales leads, and increasing market visibility. Its principal role was creating advertisements and publishing all of the Company's catalogs. However, it also developed and circulated direct mail campaigns and specialty catalogs, and provided trade show assistance to software developers and manufacturers.

CATALOG OPERATIONS AND PUBLICATIONS


         As of March 31, 1996, the Company produced two targeted catalogs, each focused on specialized segments of the PC market. Four editions of each catalog were published per year with a total annual circulation of approximately 3 million. The Company typically added 250-300 new and updated products into its catalogs each quarter. Catalog product sales accounted for 91% of the total sales of the Company in fiscal 1996 and 88% in fiscal 1995.

         The Programmer's SuperShop (TPS) catalog, offered software development tools, utilities, databases, languages and business productivity applications to software developers and business professionals. Sales from TPS represented approximately 89% of the Company's total sales in fiscal 1996 and 80% in fiscal 1995.

         Personal Computing Tools SuperShop (PCT) offered engineers and scientists specialty hardware and software products that fill specific networking and data analysis needs. The PCT catalog featured products for data acquisition, motion control and data communications, data communications, networking solutions for LAN (local area network) expansion, LAN management and administration, as well as remote computing. Sales of PCT's products constituted approximately 3% of the Company's total sales in fiscal 1996 and 8% in fiscal 1995.

         Each of the Company's catalogs were printed with photographs, detailed product specifications, and comparisons of the manufacturer's suggested list prices with the Company's discount prices. In large part, the catalogs were designed and produced in-house by the Company's marketing communications staff, allowing for significant production cost savings.

 MARKETS AND CUSTOMERS - CATALOG OPERATIONS

         The Company selectively mailed its catalogs and marketing programs to attract new customers and stimulate additional purchases from existing customers. Its mailing list for catalogs and brochures included approximately 120,000 customers who had previously purchased from the Company. The Company obtained additional names for mailings from various sources, including manufacturers, suppliers, distributors and industry magazine publishers.

         The Company's catalog customers were principally located throughout the United States, however, the Company also targeted customers in Canada. The Company's wholly-owned subsidiary in Germany distributed software to dealers and end users primarily in Germany. Additionally, the Company distributed software products through resellers on a non-exclusive basis in several foreign countries, including England, France, Holland, Sweden, Japan and Korea. Total export sales, including sales from the German subsidiary, accounted for approximately 10% of fiscal 1996 and 12% of fiscal 1995 revenues.

         Through The Programmer's SuperShop, the Company targeted an audience of software developers, programmers, information systems professionals, documenters and testing personnel in both large and small organizations. These professionals often seek a single supplier who can provide a solution to their needs for PC-based software products, technical support and marketing information. Personal Computing Tools SuperShop (PCT) targeted a marketplace of engineers, scientists and technical professionals. PCT had built a customer base serving a wide variety of businesses including systems integrators, Fortune 500 companies, and academic and government institutions.

MARKETING AND SALES - CATALOG OPERATIONS

         Inbound Telemarketing. The Company employed catalog telemarketing representatives who assisted customers in purchasing decisions and processed product orders resulting from catalog mailings. Telemarketing representatives also responded to inquiries regarding order status, product pricing and product availability. Through the Company's order information system, telemarketers quickly accessed customer records which detail past purchases as well as billing information.

         Corporate Sales. The Company's dedicated corporate targeted mid-size to large commercial, governmental and educational accounts. This group performed outbound business-to-business telesales in an effort to further penetrate the account. This group focused on build long-term relationships with its business customers through frequent contact.

         Customer Service. The Company believes that providing prompt, efficient customer service is critical to success. Telemarketing representatives responded to various inquiries such as order status or the Company's return policy.

         Technical Support. The Company's dedicated pre-sales technical support staff assisted customers in making appropriate product selections based on technical criteria. Technical support personnel assisted customers in maximizing the benefits from products purchased from the Company.

PRODUCTS AND MERCHANDISING - CATALOG OPERATION

         The Company offered a total of over 8,000 microcomputer products through its catalog operations, including software for stand-alone and networked PC's, specialty hardware, peripherals, accessories, and multimedia products.

         Software.  The  Company  sold a  broad  range  of  PC-related  software products from larger, well known vendors to numerous new technology vendors. Brands offered by the Company included the product offerings of Adobe Systems, Borland International, Computer Associates, IBM, Intel, Macromedia, Microsoft, Oracle, Powersoft and Symantec. General product categories included software development tools, utilities, databases, languages, business productivity applications, presentation, authoring, animation, and LAN operating systems, administration and management tools.

         Hardware, peripherals and networking. The Company offered a large selection of hardware items including peripherals, components and LAN products. Product categories offered included data communications, data acquisition and control, networking hubs and routers, video capture and playback, and high capacity storage devices. Brands sold in this category included AT&T Paradyne, Eastman Kodak, Ikegami Electronics USA, Nikon, Panasonic, Pioneer Electronics, Sony, Supra, US Robotics, Zoom Telephonics and 3 COM.

         No single product distributed by the Company accounted for more than 2% of the Company's revenues in the 1996, 1995 and 1994 fiscal years.

PURCHASING

         Management believes that effective purchasing enables the Company to obtain favorable product pricing, allowing it to provide customers with name brand products at competitive prices. The Company purchased approximately 40% of its products directly from manufacturers and the balance from distributors. Purchases from Ingram Micro, a wholesaler of microcomputer software products, accounted for approximately 27% of total purchases in fiscal 1996. The Company does not consider itself dependent on Ingram Micro as a single source supplier and believes it can purchase products from other competing wholesalers under similar terms. The Company has not experienced any material difficulties or delays in acquiring any of the products which it distributes.

COMPETITION

         The market for the catalog distribution of technically-oriented software and hardware is highly competitive and is characterized by rapid changes in technology and user needs. In fiscal 1996, the Company's catalog operation competed in the marketing and sales of its existing products with a variety of software publishers, specialty hardware manufacturers, dealers and distributors. Its catalog operation's competitors vary in size and scope. Direct marketing competitors include other niche catalogers, such as Programmer's Paradise and ProVantage Corporation in the technical software marketplace, and Micro Warehouse, CDW Computer Centers and BlackBox who offer a broad range of hardware and software, including technical software. In addition, the catalog operation competed with corporate resellers including Corporate Software, Software Spectrum and Softmart, all of whom focus on providing corporate level services primarily for business application products. Many of these large retailers have substantially greater financial and marketing resources.

PRODUCT RESEARCH AND DEVELOPMENT

         In fiscal 1996 the Company did not engage in any product research and development as its activities were limited to marketing and distributing third-party software and hardware products.

PROPRIETARY RIGHTS

          The Company  depends upon a  combination  of trademark  laws,  license agreements,  nondisclosure  and other  contractual  provisions  to  protect  its distribution rights. In addition, the Company attempts to protect its proprietary information and those of its vendors through confidentiality agreements with employees and others. Despite these precautions, it may be possible for unauthorized third parties to obtain information that the Company regards as proprietary.

         Management believes that, due to the rapid pace of innovation within the high-tech industry, factors such as technical and creative skills of its personnel and ongoing reliable services and support are more important in establishing and maintaining a leadership position within the industry than are the various forms of legal protections.

         The Company does not hold any proprietary copyrights or trade secrets or exclusive distribution agreements for its catalog operations.

EMPLOYEES

         As of March 31, 1996, the Company had approximately 102 employees, including 72 in marketing and sales, 13 in purchasing, shipping and receiving, and 17 in administration and accounting. None of the Company's employees is represented by a labor union. The Company has not experienced work stoppages and believes that its employee relations are good.


INTERNET SECURITY CORPORATION - NETWORK SECURITY OPERATIONS

          The other portion of the Company's business, network security products and services, is built around Internet Security Corporation ("ISC"), a business acquired in November 1995. ISC was founded in June 1994 as a non-exclusive distributor of CheckPoint Software Technologies Ltd.'s ("CheckPoint") FireWall-1 access control product for network security applications. ISC established a preferred financial relationship with CheckPoint, allowing it to pursue both large end-user accounts and other resellers. ISC currently has over 350 customers, including Fortune 1000 companies, telecommunication companies, major banks and large insurance companies. ISC has been able to increase its customer base by combining CheckPoint's FireWall-1 product with post-sales support services, including training and customer support.

         More recently, ISC has established a consulting service organization to provide assistance to customers with problems of enterprise security. New services include assistance in the developing of enterprise-wide security policies, auditing existing security schemes, performing threat assessments and evaluating network topologies.

INDUSTRY BACKGROUND OF NETWORK SECURITY APPLICATIONS: Enterprise computing has been evolving over the last three decades from host-based systems towards distributed network computing. During the 1980s, the ease-of-use and low cost of personal computers and the development of personal productivity software had led to rapid growth in the number of personal computer users throughout organizations. These organizations increasingly began to connect their personal computers into local area networks ("LANs") in order to share files within work groups. Many enterprise applications continued to operate on separate mainframe or minicomputers. In the mid-1990s, specialized internetworking products have made it easier for organization to connect their disparate LANs, both local in a single facility, and through wide area networks ("WANs") in geographically dispersed locations. Organizations are also increasingly integrating their LANs with their minicomputers and mainframes, thus enabling users to communicate, exchange information and share computing resources within and between organizations. Many of these organizations are seeking to develop client/server implementations of their enterprise applications to more fully exploit their distributed networks. These new enterprise networks require a comprehensive set of network products that can integrate a large number of users and heterogeneous computing resources into a consistent, manageable and secure computing environment.

         Computer  and  network  security  has  historically  been the  focus of businesses engaged in security-conscious industries such as banking, telecommunications, aerospace and defense. As a result of the increase in the number of users having direct and remote access to enterprise networks and corporate data, unauthorized access to information resources has become a growing and costly problem for businesses. Sensitive data that requires protection from unauthorized use include financial results, medical records, personnel files, customer files, research and development projects, marketing plans and other business information. Unauthorized access to this data may go undetected by the computer user or system administrator, especially if the information is not altered by the unauthorized party. Companies are vulnerable not only to unauthorized access to information resources by suppliers, customers and other third parties, but also to abuse by employees within their own organizations.

COMPUTER AND NETWORK SECURITY: There are several different categories of products for protection of information resources on a computer system or network which can be grouped into four classes: User Identification and Authentication; Privilege Definition; Encryption; and Audit.

         User Identification and Authentication is the first line of defense to prevent unauthorized users from accessing computer and network resources. Products that fall into this category are designed to authenticate the identity of authorized users. Thus, even users who log onto a network from a node on the network must also identify themselves by typing in a password of some sort. The popular systems today are relatively cost-effective and offer greater security than a simple personal identification number (PIN).

         The next line of defense is Privilege Definition, which manages and controls access to network data and prevents users from taking unauthorized actions. While routers provide a basic level of privilege control, they do not provide a sufficiently high level of security. Firewalls, such as CheckPoint's FireWall-1 product, are the most widely deployed solution in this category. Their software architecture allows users to monitor traffic into and out of the network and to deny access to all or specified domains within the enterprise. The next level, Encryption, is the means by which network data is scrambled and unscrambled both at the client and server level using a secret key. It protects the data while it is being transmitted or stored by using IP Packet cryptography. Finally, at the top of the hierarchy are products for Audit, which monitor and record user activity on a network. This enables administrators to determine if the system has been compromised and the source of the unauthorized entry.

SALES AND MARKETING: ISC markets CheckPoint's FireWall-1 domestically directly through a telemarketing and telesales organization and indirectly through other resellers. The CheckPoint FireWall-1 product is used by customers to manage and control access to network services and prevent users on a network from taking unauthorized action or entry on the network. ISC's telesales organization is divided into three territories in the United States. Its sales strategy involves qualifying prospects initially and determining their information security requirements, and strategic consultative selling once customers are identified. ISC primarily markets the CheckPoint FireWall-1 product and offers consulting services for network security solutions to large, corporate customers that desire to connect their corporate network to a public network such as the Internet. A customer's decision to use CheckPoint's FireWall-1 product may involve a substantial financial commitment including license costs, maintenance fees, consulting fees and training, and in many cases the cost of a computer system to implement network security. To date, the desire to connect securely to the Internet as expeditiously as possible has minimized the length of the sales cycle. ISC has recently announced a major account program to be staffed with two field sales representatives. On-site meetings will be conducted with accounts that have substantial product and service requirements.

         ISC recently created an indirect distribution channel of approximately 20 value added resellers to distribute the CheckPoint FireWall-1 product. These value added resellers account for approximately 25% of the license revenue achieved by ISC. ISC conducts its own marketing programs intended to position and promote FireWall-1 and its services. Marketing activities include direct mail, Internet marketing, advertising, public relations and trade shows, as well as directing ISC's participation in industry programs and forums. ISC also benefits from the marketing programs conducted by CheckPoint. Many of Checkpoint's activities result in the generation of qualified leads, some of which are provided to ISC.

SERVICES: ISC believes that a customer's decision to purchase CheckPoint's FireWall-1 software from ISC is based, in part, on the services provided by ISC that help to quickly and effectively install and implement a firewall network security system, educate the customer's staff, and support its ongoing operations. New services recently added assist the customer in developing, implementing and testing its security policies. As of May 31, 1996, ISC had 7 employees providing customer support, consulting and training services.

CUSTOMER SUPPORT: Support for clients is based out of ISC's corporate headquarters in Waltham, Massachusetts, with hotline access between the hours of 8:30 a.m. and 5:30 p.m. Eastern Time. Annual maintenance contracts are generally purchased for the first year of a customer's use of CheckPoint's FireWall-1 product and are renewable on an annual basis. Maintenance fees are typically equal to 20% of the list price for the product.

CONSULTING SERVICES: ISC's consulting services organization was formally launched in April, 1996. In response to the growing need to protect information resources on the network, ISC provides fee-based, on-site consulting services. The consulting services group offers standardized fixed price consulting packages that can provide an evaluation of existing security systems, identify short-comings in the networks and suggest corrective action. ISC offers companies the following services: developing enterprise wide security policies; auditing existing security; performing assessment to determine security vulnerability; and providing customization and integration support.

CUSTOMERS: As of March 31, 1996, ISC had licensed CheckPoint's FireWall-1 to approximately 350 customers. ISC's customers represent a broad cross-section of industries including banking, insurance, telecommunications, technology and consumer products.

DISTRIBUTION AGREEMENTS: ISC has signed a three-year, non-exclusive distribution agreement with CheckPoint whereby it has the right to sell, on a non-exclusive basis, all of the current and future products by CheckPoint within the United States and Germany. ISC maintains the right to distribute these products through its direct sales organization or through resellers. ISC must achieve certain financial targets each year to maintain its current discount level from CheckPoint. As of March 31, 1996, ISC satisfied these targets.

COMPETITION: The market for network security products is also highly competitive and subject to rapid technological change. The Company believes that competition in this market is likely to intensify as a result of the increasing demand for security products. The Company currently experiences competition form a number of sources including competitors of CheckPoint Software Technologies Ltd.'s FireWall-1 access control product such as Raptor Systems, Inc., Trusted Information Systems, Inc. (TIS), Border Network Technologies, Inc., as well as other resellers of Checkpoint's FireWall-1 product such as Sun Microsystems. As the Company's network security product offerings expand to other segments of the security marketplace, the Company will likely incur additional competition. Current and potential competitors have established or may in the future establish cooperative relationships among themselves or with third parties to increase the availability of their products to the marketplace. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Many of the Company's current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than the Company.

ITEM 2.  PROPERTIES

          At March 31, 1996, the Company leased approximately 25,000 square feet of office and warehouse space in Pembroke, Massachusetts. The six-month lease requires average monthly rent payments of $21,500 and expires on September 30, 1996. At June 1, 1996 the Company moved its headquarters and its ISC facility to Waltham, Massachusetts, leasing 5,760 square feet with monthly payments of $7,920.

         The Company believes that its existing facilities are adequate for its current needs and that additional space is available at competitive rates should the Company need to expand. The Company believes that suitable alternative space will also be available in the future on commercially reasonably terms following the expiration of the Company's leases.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not presently a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 16, 1996, the Company entered into an Agreement of Purchase and Sale of Assets with Programmer's Paradise, Inc. (the "Agreement") to sell substantilly all of its operating assets relating to its catalog operations, "The Programmer's SuperShop," its Web Site relating to its catalog operations, its corporate sales group, inbound and outbound telemarketing operations, reseller operations, and the operations of its German subsidiary, Software Developer's Company GmbH.

          On June 4, 1996, the Board of Directors caused to be distributed to stockholders of record as of May 24, 1996, a Notice and Consent Solicitation Statement for action to be taken by Written Consent in Lieu of a Meeting of Stockholders. As of the record date, there were issued and outstanding 8,405,017 shares of Common Stock and 628,330 shares of Series C Preferred Stock, each share entitled to one vote per share, in connection with the approval of the proposal put forth in the Consent Solicitation Statement.

         In connection with the solicitation, stockholders acted upon the proposal to authorize and approve the proposed sale of certain assets of the Company to Programmer's Paradise, Inc. pursuant to the terms and conditions of the Agreement to authorize such further action by the Company's Board of Directors and proper officers as may in their discretion be necessary or desirable to carry out the intents and purposes of the Agreement; and in furtherance of the disposition contemplated by the Agreement, to authorize and approve an amendment to the Company's Certificate of Incorporation to change the Company's name to Netegrity, Inc.

          Pursuant to the terms of the Agreement the Company agreed to sell to Programmer's Paradise, Inc. (the "Purchaser") substantially all of its operating assets, comprised of all of the operating assets relating to its business of The Programmer's SuperShop ("TPS") catalog, its TPS Web Site, its corporate sales group, its German subsidiary, Software Developer's Company GmbH ("SDC Germany"), and SDC Communications (collectively, the "Target Business") for a consideration of $11,000,000 in cash, subject to certain adjustments and purchase price reductions based on revenues and tangible net assets as of the Closing. The aggregate purchase price consists of payment of $10,000,000 in immediately available funds and the deposit of $1,000,000 under an escrow arrangement.

          TPS offers software development tools, utilities, databases, languages and business productivity applications to software developers and business professionals. Also included in the purchased assets of the Target Business are all advertising and promotional operations of SDC Communications and its service and support operations relating to the TPS catalog business and the German operations. The assets of the Target Business also include all tradenames, trademarks and copyrights, mailing lists and customer databases, computer programs used internally or externally in the business, rights under reseller contracts with software manufacturers and distributors, all inventory relating to the TPS catalog and the Target Business, capital equipment and computer systems relating to the Target Business, all accounts receivable and unfilled sales and purchase orders relating to the Target Business, and all deferred charges and prepaid items, advance payments and prepayments for backlog orders relating to the Target Business.

          As of March 31, 1996 and 1995 the assets of the Target Business constituted approximately 58% and 65%, respectively, of the Company's total assets and operating assets. The operating assets of the Target Business could be construed to constitute substantially all of the Company's assets from a historical revenue and book value perspective.

          The aggregate purchase price of $11,000,000 assumes that the Company will transfer to the Purchaser as of the Closing tangible net assets of the Target Business that equal $1,500,000. These net assets are comprised primarily of accounts receivable, inventory, equipment, and other assets related to the TPS catalog operation. In addition to the assets transferred, the Purchaser also agreed to assume certain liabilities, including accounts payable and other accrued expenses relating to the TPS catalog business. The Purchaser also agreed to assume a capitalized lease obligation of the Company for a computer system relating to the TPS catalog business. The following liabilities are specifically excluded from the transfer of assets relating to the Target Business: all employee-related expenses except those specifically assumed; brokerage or finder's fees; stockholder obligations; secured debt; taxes; product liability and warranty claims; leases of real property and certain operating leases of personal property; and shutdown costs associated with the Company's German operations, except that the Purchaser agrees to pay one-half of the German subsidiary shutdown costs up to $85,000.

          The purchase price is also adjusted for declines in revenues forecasted prior to the closing and set forth in a transition plan agreed to by the parties. If, during the thirty days preceding the closing date, the actual revenues from operations of the Target Business are no more than 12% less than the Company's projected revenues for this period reflected on the transition plan, the purchase price shall not be reduced. If, however, such revenues are greater than 12% and up to 17% less than that reflected on the transition plan, the purchase price is reduced by $1,000,000. If such revenues are greater than 17% and up to 27% less than that reflected on the transition plan, the purchase price is reduced by $2,000,000. If such revenues are greater than 27% and up to 32% less than that reflected on the transition plan, the purchase price is reduced by $4,000,000. If such revenues are greater than 32% and up to 42% less than that reflected on the transition plan, the purchase price is reduced by $6,000,000. Finally, if such revenues are more than 42% less than that reflected on the transition plan, the purchase price is reduced by $8,000,000.

          On June 14, 1996, the Company received sufficient shareholder consent (58% of the outstanding shares of all classes of stock) necessary to approve the transaction. The transaction is currently scheduled to close at the end of June, 1996.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock is traded principally on the Nasdaq SmallCap MarketSM tier of the Nasdaq Stock MarketSM under the symbol "SDEV" and is also traded on the Boston Stock Exchange under the symbol "SDC." The following table sets forth the range of quarterly high and low bid quotations for the Company's Common Stock as reported by Nasdaq. The quotations represent interdealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

      FISCAL 1995 QUOTATIONS                                         HIGH TRADE        LOW TRADE
      First Quarter (4/1/94-6/30/94)                                     $0.875            $0.50

      Second Quarter (7/1/94-9/30/94)                                    $0.375            $0.25

      Third Quarter (10/1/94-12/31/94)                                    $0.75           $0.375

      Fourth Quarter (1/1/95-3/31/95)                                    $1.687           $0.375

      FISCAL 1996 QUOTATIONS                                         HIGH TRADE        LOW TRADE

      First Quarter (4/1/95-6/30/95)                                      $2.00            $1.00

      Second Quarter (7/1/95-9/30/95)                                    $2.375           $0.938

      Third Quarter (10/1/95-12/31/95)                                    $3.25           $1.563

      Fourth Quarter (1/1/96-3/31/96)                                    $1.938            $1.25

      FISCAL 1997 QUOTATIONS                                         HIGH TRADE        LOW TRADE

      April 1, 1996 - May 31, 1996                                        $4.75           $1.563

      As of June 10, 1996, there were 147 holders of record and approximately 1,000 beneficial owners of the Company's 8,420,367 shares of Common Stock outstanding. The Company estimates that approximately 850 shareholders hold securities in street name. The Company does not know the actual number of beneficial owners who may be the underlying holders of such shares. Also as of June 10, 1996, there were 14 holders of record of the 628,330 outstanding shares of Series C Preferred Stock. The holders of the Series C Preferred Stock vote with the holders of Common Stock on all matters.

ITEM 6.       SELECTED FINANCIAL DATA

(in thousands, except per share data)

STATEMENT OF OPERATIONS DATA

                                                                  FOR THE YEAR ENDED MARCH 31,

                                                  1996           1995           1994           1993          1992
                                                  ----           ----           ----           ----          ----
 Revenues                                       $56,107        $40,849        $30,893        $34,463       $36,816
 Income (loss) from continuing
   operations before taxes                          154            196           (270)        (1,481)       (1,262)
 Income (loss) from
   continuing operations                            129            196           (270)        (1,481)       (1,190)
 Net income (loss) from
   discontinued operation                          ---            ---            ---             510        (6,663)
                                                -------         ------        -------         ------        ------
 Net income (loss)                              $   129        $   196        $  (270)       $  (971)      $(7,852)
                                                 ======         ======         ======         ======        ======

 Per share amounts:
     From continuing operations                   $0.01          $0.02         $(0.07)        $(1.04)       $(0.75)
     From discontinued operation                   ---            ---            ---            0.23         (3.26)
                                                  -----        -------          -----           ----          ----
      Net income (loss) per share                 $0.01          $0.02         $(0.07)        $(0.81)       $(4.01)
                                                   ====           ====           ====           ====          ====
 Weighted average common
     shares outstanding                           8,835          8,710          4,833          2,227         2,041

BALANCE SHEET DATA
                                                                AS OF MARCH 31,

                                                   1996           1995           1994           1993          1992
                                                   ----           ----           ----           ----          ----

 Working capital (deficit)                        $ 401         $  651         $  280         $ (196)       $ (649)
 Total assets                                    10,456          9,170          7,127          6,929         9,449
 Long-term liabilities                              187            300            385            153         3,891
 Stockholders' equity (deficit)                   1,903          1,950          1,701            451        (1,792)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In that context, the discussion in this Item contains forward-looking statements which involve certain degrees of risk and uncertainties, including statements relating to liquidity and capital resources. Except for the historical information contained herein, the matters discussed in this section are such forward-looking statements that involve risks and uncertainties, including the impact of competitive pricing within the software industry, the effect any reaction to such competitive pressures has on current inventory valuations, the need for and effect of any business restructuring, the presence of competitors with greater financial resources, capacity and supply constraints or difficulties, and the Company's continuing need for improved profitability and liquidity.

OVERVIEW

     The Company's revenues are generated by marketing and distributing specialty PC-based software and hardware to technical and professional PC users through its catalog operations of The Programmer's SuperShop (TPS), Personal Computing Tools SuperShop (PCT), and New Media SuperShop (NMS). In addition, SDC provides marketing services to third-party manufacturers, developers and publishers of the products the Company distributes. Marketing services are designed to generate sales leads, increase market visibility and assist in the launch of new products. Through the newly acquired Internet Security Corporation
(ISC), the Company provides product integration and consulting support services in the area of network security to companies doing business on the Internet.

     The following discussion relates to the Company's continuing operations except where noted.

     The  following   information   should  be  read  in  conjunction  with  the
consolidated financial statements and notes thereto:

                                                                            FOR THE YEAR ENDED MARCH 31,

                                                                 % to Net Revenues               % Change
                                                             ---------------------------      ---------------
                                                             1996       1995      1994        96 v. 95   95 v. 94
                                                             ----       ----      ----        --------   --------
Net revenues:
   Product sales                                              91%        88%       86%            3%         2%
   Marketing services                                          9%        12%       14%           (3%)       (2%)
                                                             ----       ---       ---
     Combined                                                100%       100%      100%






Gross Margins:
   Product sales                                              18%        19%       22%           (1%)       (3%)
   Marketing services                                         38%        36%       26%            2%        10%
                                                              --         --        --             -         --
     Combined                                                 20%        21%       22%           (1%)       (1%)

Selling, general and administrative expenses                  19%        20%       23%           (1%)       (3%)
Net income (loss)                                             ---        ---       (1%)          ---         1%

FISCAL 1996 VS. FISCAL 1995

REVENUES: Total net revenues increased 37%, or $15,258,000, to $56,107,000 in fiscal 1996 from $40,849,000 in fiscal 1995. Product revenues increased 42% to $51,301,000 in fiscal 1996 from $36,116,000 in fiscal 1995. The increase in product revenues resulted from a combination of the growth in the development tools marketplace in the first half of the fiscal year, significant growth in the Company's corporate sales group and the addition of ISC's revenues.

     Marketing services revenues increased by $73,000, or 2%, to $4,806,000 in fiscal 1996 from $4,733,000 in fiscal 1995. Revenue obtained from developers of client/server tools products contributed to an increase in both catalog advertising pages and promotional marketing programs in TPS.

GROSS MARGIN: Total gross margin increased by $2,389,000, or 28%, to $11,062,000 in fiscal 1996 as compared to $8,673,000 in fiscal 1995 as a result of sales growth in both product sales and marketing services. Product sales gross margin increased by $2,250,000, or 32%, to $9,212,000 in fiscal 1996 from $6,962,000 in fiscal 1995 as a result of the growth provided by the corporate sales group and the impact of ISC which yields higher margins. Total gross margin from product revenue as a percent of revenue decreased to 18% in fiscal 1996 from 19% in fiscal 1995.

     Gross margin from marketing services revenue increased by $139,000, or 8%, to $1,850,000 in fiscal 1996 from $1,711,000 in fiscal 1995. This growth was attributable to the increase in promotional marketing programs developed and executed by SDCC. In addition, increased advertising revenues yielded higher gross margins in the TPS catalog.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative ("SG&A") expenses increased by $2,527,000, or 31%, to $10,758,000 in fiscal 1996 from $8,231,000 in fiscal 1995. This increase was a result of expenses related to the hiring of additional sales reps to execute the Company's corporate sales initiative and the addition of ISC into the Company's operation. SG&A as a percent of revenue declined from 20% in fiscal 1995 to 19% in fiscal 1996, reflecting the ability to leverage existing operations to grow revenue.

INTEREST EXPENSE: Net interest expenses decreased by $54,000, or 25%, to $163,000 in fiscal 1996 from $217,000 in 1995. The decrease was primarily due to lower borrowing levels comparable to fiscal 1995 and the approximate $20,000 of interest income provided by ISC.


FISCAL 1995 VS. FISCAL 1994

REVENUES: Total net revenues increased 32%, or $9,955,000, to $40,849,000 in fiscal 1995 from $30,894,000 in fiscal 1994. Product revenues increased 36% to $36,116,000 in fiscal 1995 from $26,586,000 in fiscal 1994. The increase in product revenues resulted from a combination of the growth in the development tools marketplace, the Company's significant growth in its corporate sales group, and the full-year impact of the acquisition of Personal Computing Tools. In fiscal 1995, a new generation of development products, termed client/server tools, gained widespread acceptance. Corporate Sales showed significant growth in its first full year of operations by successfully establishing service relationships and generating incremental revenue from a growing group of accounts.

       Marketing services revenues increased by $425,000, or 10%, to $4,733,000 in fiscal 1995 from $4,308,000 in fiscal 1994. Revenue obtained from developers of client/server tools products contributed to an increase in both catalog advertising pages and promotional marketing programs in TPS. The introduction of the New Media SuperShop catalog in February 1995, funded by advertising revenue, also contributed to this increase.

GROSS MARGIN: Total gross margin increased by $1,786,000, or 26%, to $8,673,000 in fiscal 1995 as compared to $6,887,000 in fiscal 1994 as a result of margin growth in both product sales and marketing services. Product gross margin increased 20% to $6,962,000 in fiscal 1995 from $5,788,000 in fiscal 1994 as a result of the growth provided by the corporate sales group and the full year impact of the acquisition of PCT. Somewhat offsetting this increase, total gross margin from product revenue as a percent of revenue decreased to 19% in fiscal 1995 from 22% in fiscal 1994 as a result of industry-wide competitive pricing pressures and the increase in sales of higher volume, lower margin products to larger corporations.

       Gross margin from marketing services revenue increased 56% to $1,711,000 in fiscal 1995 from $1,099,000 in fiscal 1994. This growth was attributable to the increase in promotional marketing programs developed and executed by SDCC. In addition, increased advertising revenues yielded higher gross margins in the TPS catalog.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative ("SG&A") expenses increased by $1,239,000 or 18%, to $8,231,000 in fiscal 1995 from $6,992,000 in fiscal 1994. This increase was a result of expenses related to the hiring of additional sales reps to execute the Company's corporate sales initiative. SG&A as a percent of revenue declined from 23% in fiscal 1994 to 20% in fiscal 1995, reflecting the ability to leverage existing operations to grow revenue.

INTEREST EXPENSE: Net interest expenses increased to $217,000 in fiscal 1995 from $149,000 in 1994 primarily as a result of an increase in the prime interest lending rate during this period.


LIQUIDITY AND CAPITAL RESOURCES
(in thousands, except ratios)

                                                                                  AS OF MARCH 31,

                                                                            1996                 1995
                                                                            ----                 ----
Cash and cash equivalents                                                 $1,410                 $672
Working capital (deficit)                                                    401                  651
Current ratio                                                               1.05                 1.09

                                                                         FOR THE YEAR ENDED MARCH 31,

                                                                            1996                 1995
                                                                            ----                 ----
Net cash provided by (used for) continuing
   operating activities                                                   $1,968                 $864
Net cash provided by (used for) discontinued
   operating activities                                                    ---                    (68)
Net cash used for investing activities                                      (240)                (253)
Net cash used for financing activities                                      (989)                (195)

       The Company's net cash flow for continuing operations increased in fiscal 1996 to $1,968,000 from $864,000 in fiscal 1995. The Company was granted increases in credit lines extended by its major suppliers, resulting in an increase in accounts payable of $264,000, or 6%, to $4,631,000 in fiscal 1996 compared to $4,367,000 in fiscal 1995.

       As a result of improved inventory management, the Company's inventories decreased to $1,293,000 in fiscal 1996 from $1,696,000 in fiscal 1995, a decrease of 24%, which is well below the increase in product sales of 42%.

       Accounts receivable-trade, before allowances for doubtful accounts, increased by $909,000, or 18%, to $5,950,000 at March 31, 1996 from $5,041,000 at March 31, 1995. This increase was a direct result of the revenue growth in fiscal 1996. Overall, the collection period increased to 27 days at March 31, 1996 from 26 days at March 31, 1995.

       The Company has a $2,000,000 secured bank line of credit under which borrowings bear interest at the bank's prime rate plus 2.5%. The line is subject to renewal on July 31, 1996. Available borrowings under the line are based on 60% of eligible accounts receivable. Covenants under the line of credit require the Company to maintain certain net worth and financial ratios. As of March 31, 1996, the Company was in compliance with the covenants relating to its line of credit. At March 31, 1996, $723,000 was outstanding under the line of credit.

       Working capital decreased to $401,000 at March 31, 1996 from $651,000 at March 31, 1995.

         The Company anticipates that its existing cash resources, cash flow from operations and the continued availability of its bank line of credit will be sufficient to fund its operations through March 31, 1997, provided it meets its operating plan and remains in compliance with its credit agreement. The Company's ability to finance its operations will depend on its ability to renegotiate its bank line of credit for a continued availability of borrowing thereunder. There can be no assurance that the Company will be successful in renegotiating its line of credit or that the bank will permit continued borrowings under its line of credit. If the Company is unsuccessful in renegotiating its line of credit with the bank, it will need to seek alternative financing for working capital. Future capital requirements will depend on many factors, including cash flow from continuing operations, competition from larger catalog distributors and market developments, and the Company's ability to distribute products and marketing services successfully. To the extent cash flow from operations is insufficient to fund the Company's activities, it may be necessary to raise additional funds through equity or debt financing. The Company is exploring additional sources of capital; however, there are currently no firm commitments at this time. Additional debt financings will result in higher interest charges. Additional equity financings will result in dilution of stockholders' interests. The Company's ability to generate cash from operations depends upon, among other things, revenue growth, improvements in operating productivity, its credit and payment terms with vendors and collections of accounts receivable. The Company's ability to borrow under this facility is dependent upon satisfying certain financial covenants, among other things, and there can be no assurances that the Company will remain in compliance. If such sources of cash prove insufficient, the Company will be required to make changes in its operations or to seek additional debt or equity financing. There can be no assurances that cash generated from operations and borrowings under its credit facility will be sufficient to meet its operating requirements, or if required, that additional debt or equity financing will be available on terms acceptable to the Company. The Company currently anticipates that its available cash, expected cash flows from operations, and its borrowing capacity will be sufficient to fund operations through fiscal year 1997.

INFLATION: To date, management believes that inflation has not had a material impact on operations.

ENVIRONMENTAL LIABILITY: The Company has no known environmental violations and assessments.

ACCOUNTING FOR INCOME TAXES: Effective April 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes." The effect of the adoption of this statement had no impact on the operating results, components of the income tax expense, or the financial position of the Company.

POST-RETIREMENT BENEFITS OTHER THAN PENSIONS: The Company does not offer post-employment benefits to its retirees and as a result, is unaffected by Statement of Financial Accounting Standards No. 106 or No. 112 issued in December 1990 and November 1992, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Company's consolidated financial statements and the related auditors' reports are presented in the following pages. The consolidated financial statements filed in this Item 8 are as follows:

       Report of Independent Auditors

       Consolidated Balance Sheets - March 31, 1996 and 1995

       Consolidated Statements of Operations for the years ended March 31, 1996, 1995 and 1994

       Consolidated Statements of Stockholders' Equity for the years ended March 31, 1996, 1995 and 1994

       Consolidated Statements of Cash Flows for the years ended March 31, 1996, 1995 and 1994

       Notes to Consolidated Financial Statements

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

     Not applicable.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of The Software Developer's Company, Inc.

   We have audited the accompanying consolidated balance sheets of The Software Developer's Company, Inc. as of March 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Software Developer's Company, Inc. as of March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.





                                                       COOPERS & LYBRAND, L.L.P.


Boston, Massachusetts
May 15, 1996



                     THE SOFTWARE DEVELOPER'S COMPANY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,       March 31,
                                                                                        1996           1995
ASSETS (Note C)                                                                       ---------       ---------
CURRENT ASSETS
  Cash and cash equivalents                                                         $ 1,410,445     $   672,386
  Accounts receivable--trade, net of allowance for doubtful
     accounts of $274,272 and $347,432 in 1996 and
     1995, respectively                                                               5,676,239       4,693,728
  Accounts receivable--product, net of valuation reserve
     of $73,714 and $60,745 in 1996 and 1995, respectively                               83,237          99,977
  Inventory                                                                           1,292,961       1,695,993
  Other current assets                                                                  303,429         409,138
                                                                                    -----------      ----------

           TOTAL CURRENT ASSETS                                                       8,766,311       7,571,222

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET (Note B)                                      745,268         540,971

INTANGIBLE ASSETS, NET, INCLUDING GOODWILL (Note H)                                     834,266         968,280

OTHER ASSETS                                                                            109,900          89,696
                                                                                    -----------      ----------


     TOTAL ASSETS                                                                   $10,455,745      $9,170,169
                                                                                     ==========       =========


The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.


                     THE SOFTWARE DEVELOPER'S COMPANY, INC.
                       CONSOLIDATED BALANCE SHEETS (CONT.)


                                                                                      March 31,       March 31,
                                                                                        1996            1995
                                                                                      ---------       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable--trade                                                           $ 4,631,213       $4,367,025
  Line of credit (Note C)                                                               723,470        1,423,470
  Other accrued expenses                                                              2,029,303          658,425
  Accrued payroll                                                                       498,769          297,468
  Customer advances                                                                      69,480          124,689
  Notes payable - related party (Note C)                                                300,000           22,092
  Current portion of capitalized lease obligations (Note D)                             112,730           27,011
                                                                                     ----------       ----------

           TOTAL CURRENT LIABILITIES                                                  8,364,965        6,920,180

LONG-TERM DEBT-RELATED PARTY (Note C)                                                     ---            300,000

LONG-TERM CAPITAL LEASE OBLIGATION (Note D)                                             187,417            ---

COMMITMENTS AND CONTINGENCIES (Note D)                                                    ---              ---

STOCKHOLDERS' EQUITY (Notes F and G)
  Preferred stock, $.01 par value, authorized 25,000,000 shares:
     Series C voting, non-cumulative, (628,330 and 905,968
       shares in fiscal 1996 and 1995,  respectively) issued and
       outstanding (liquidation preference of $2.00 per share)                            6,283            9,060
  Common Stock, voting, $.01 par value, authorized 25,000,000 shares; issued 8,197,887, outstanding 8,172,786 shares
     (7,787,437 and 7,762,336 in 1995)                                                   81,979           77,875
  Additional paid-in capital                                                         10,024,710        9,944,908
  Cumulative translation adjustment                                                      21,569           22,242
  Cumulative deficit                                                                 (8,147,521)      (8,020,439)
                                                                                     ----------        ---------
                                                                                      1,987,020        2,033,646
  Less treasury stock at cost, 25,101 shares                                            (83,657)         (83,657)
                                                                                   ------------      -----------

         TOTAL STOCKHOLDERS' EQUITY                                                   1,903,363        1,949,989
                                                                                     ----------        ---------

           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $10,455,745       $9,170,169
                                                                                     ==========        =========

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.


                     THE SOFTWARE DEVELOPER'S COMPANY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Years Ended March 31,
                                                                     1996           1995               1994
                                                                -------------    -------------    --------------
Net revenues:
   Product sales                                                  $51,301,158      $36,116,191       $26,585,817
   Marketing services                                               4,805,488        4,733,290         4,307,855
                                                                  -----------      -----------       -----------
                                                                   56,106,646       40,849,481        30,893,672
                                                                   ----------       ----------        ----------
Costs and expenses:
   Cost of products sold                                           42,088,936       29,153,709        20,798,098
   Cost of marketing services                                       2,955,924        3,022,666         3,209,115
   Selling, general and administrative                             10,757,890        8,230,850         6,991,821
                                                                   ----------      -----------        ----------
                                                                   55,802,750       40,407,225        30,999,034
                                                                   ----------       ----------        ----------

Income (loss) from operations before interest and taxes               303,896          442,256          (105,362)

Interest expense, net - third party                                   126,887          181,251           104,076
Interest expense, net - related party                                  36,000           36,000            45,000
Provision for taxes                                                    25,200            ---               ---
Other  (income) expense                                               (13,109)          29,324            15,753
                                                                 ------------      -----------       -----------

       NET INCOME (LOSS)                                         $    128,918     $    195,681       $  (270,191)
                                                                  ===========      ===========        ==========

       EARNINGS (LOSS) PER SHARE                                        $0.01            $0.02            $(0.07)
                                                                         ====             ====              ====

Weighted average shares outstanding                                 8,835,000        8,594,000         4,883,000

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.


                                    THE SOFTWARE DEVELOPER'S COMPANY, INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                           Series C                Additional
                                          Preferred    Common       Paid-in        Cumulative   Translation   Treasury Stockholders'
                                           Stock       Stock        Capital         Deficit      Adjustment      Stock     Equity
                                           -----       -----        -------         -------      ----------      -----     ------
BALANCE AT MARCH 31, 1994                  $9,060    $77,834      $9,941,748     $(8,216,120)     $(28,075)   $(83,657)  $1,700,790
                                            =====     ======       =========       =========        ======      ======    =========

  Net income                                 ---        ---             ---          195,681          ---         ---       195,681
  Issuance of Common Stock
     (4,045 shares)                          ---          41           3,160            ---           ---         ---         3,201
  Translation adjustment                     ---        ---             ---             ---         50,317        ---        50,317
                                           -------   ---------  -------------    ------------      ------     --------    ---------

BALANCE AT MARCH 31, 1995                  $9,060    $77,875      $9,944,908     $(8,020,439)      $22,242    $(83,657)  $1,949,989
                                            =====     ======       =========       =========        ======      ======    =========

  Net Income                                 ---        ---             ---          128,918         ---          ---       128,918
  Conversion of Preferred Stock
     (277,638 shares) - Series C           (2,777)     2,777            ---             ---          ---          ---         ---
  Issuance of Common Stock
     (410,450 shares)                        ---       1,327          79,802            ---          ---          ---        81,129
  Translation adjustment                     ---         ---            ---             ---          (673)        ---          (673)
  Distributions                              ---         ---            ---         (256,000)        ---          ---      (256,000)
                                           -------   --------- --------------       ---------- ----------    ---------      --------

BALANCE AT MARCH 31, 1996                  $6,283    $81,979     $10,024,710     $(8,147,521)     $21,569     $(83,657)  $1,903,363
                                            =====     ======      ==========      =========        ======       ======    =========



The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.



                                       THE SOFTWARE DEVELOPER'S COMPANY, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Years Ended March 31,
                                                                      1996               1995            1994
                                                                  -----------       -----------      --------
OPERATING  ACTIVITIES
   Net income (loss) from continuing operations                   $   128,918       $   195,681      $  (270,191)
   Adjustments to reconcile net income (loss) to
     net cash used for operating activities:
       Sale of marketing services for product                        (867,603)       (1,235,590)      (1,435,469)
       Depreciation and amortization                                  456,293           473,732          444,823
       Provision for losses on inventory                              267,030            57,480           61,622
       Provision for doubtful accounts receivable                     722,415           340,751          380,160
   Change in operating assets and liabilities:
       Accounts receivable                                           (905,580)       (1,940,632)         479,977
       Inventory                                                      403,032           944,502         (121,574)
       Other current assets                                           106,709           (17,067)          82,032
       Other assets                                                  (138,387)          (14,250)         (22,242)
       Accounts payable                                               278,077         1,928,242         (729,585)
       Accrued payroll                                                201,301           158,823          (37,280)
       Other accrued expenses                                       1,370,878           110,991         (586,419)
       Customer Advances                                              (55,209)         (138,171)          34,998
                                                                   ----------         ---------      -----------

           Total adjustments                                        1,838,956           668,811       (1,448,957)
                                                                    ---------        ----------        ---------

           Net cash provided by (used for)
              continuing operating activities                       1,967,874           864,492       (1,719,148)

           Net cash (used for) provided by
              discontinued operating activities                         ---             (68,216)         627,581
                                                              ---------------        ----------       ----------

           Net cash provided by (used for)
              operating activities                                 $1,967,874       $   796,276      $(1,091,567)
                                                                    ---------        ----------        ---------


The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.


                                      THE SOFTWARE DEVELOPER'S COMPANY, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)


                                                                              Years Ended March 31,
                                                                      1996              1995             1994
                                                                  -----------       -----------      --------

INVESTING  ACTIVITIES
   Capital expenditures for equipment and
     leasehold improvements                                        $ (239,824)      $  (252,835)     $  (227,443)
   Business acquired in purchase transaction, net
     of cash acquired                                                   ---               ---              8,228
                                                                -------------      ------------      -----------
         Net cash used for investing activities                    $ (239,824)      $  (252,835)     $  (219,215)
                                                                    ---------        ----------       ----------

FINANCING  ACTIVITIES

   Net payments on line of credit                                    (700,000)       (1,401,000)        (150,500)
   Principal debt payments                                            (22,092)         (200,000)        (121,171)
   Principal payments under capital leases                            (44,711)          (42,695)         (39,324)
   Proceeds from line of credit                                         ---           1,423,470            ---
   Net proceeds from debt                                               ---              19,592          200,000
   Dividends paid                                                       ---               ---            (49,678)
   Distributions to ISC shareholder                                  (231,000)            ---              ---
   Net proceeds from issuance of stock                                  8,485             5,701          781,193
                                                                  -----------       -----------          -------
         Net cash (used for) provided by
           financing activities                                    $ (989,318)      $  (194,932)     $   620,520
                                                                    ---------        ----------       ----------

   Effect of exchange rate changes on cash                               (673)           50,317          (24,946)
                                                                -------------        ----------      -----------

         NET INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                                           738,059           398,826         (715,208)

Cash and cash equivalents at beginning of year                        672,386           273,560          988,768
                                                                   ----------        ----------       ----------

         CASH AND CASH EQUIVALENTS AT
           END OF YEAR                                             $1,410,445       $   672,386      $   273,560
                                                                    =========        ==========       ==========

Supplemental Disclosures of Cash Flow Information

     Interest paid                                                $   162,887       $   217,251       $  208,974

Supplemental Disclosure of Non-Cash Activities

     Non-cash distributions to ISC shareholder                    $    25,000             ---              ---
     Property purchased under capitalized leases                   $  317,847             ---              ---

     Collection of products in satisfaction of accounts
       receivable-product                                          $  693,273        $1,203,640       $1,341,735
                                                                    =========         =========        =========

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.




                     THE SOFTWARE DEVELOPER'S COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A -- NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The Company currently operates in one industry segment. It distributes and markets specialty software and hardware and provides marketing services to third-party software publishers. The financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries, Software Developer's Company, GmbH and Internet Security Corporation ("ISC"). The fiscal 1995 and 1994 financial statements presented herein have been restated to reflect the financial results of the ISC acquisition which has been accounted for as a pooling (also see Note I).

       The financial statements of the Company also include the accounts and operations of Personal Computing Tools (PCT), of which the Company acquired 94% of the outstanding capital stock on June 29, 1993. The 6% equity interest in PCT not acquired by the Company would be shown as minority interest in the fiscal 1996 and fiscal 1995 consolidated balance sheets and the fiscal 1996, 1995 and 1994 statements of operations, respectively. As of March 31, 1996, the Company did not report minority interest because PCT incurred net losses that preclude reporting minority interest (see Note H). All intercompany amounts and transactions of all subsidiaries have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents include time deposits with a maturity of three months or less at the date of purchase.

CONCENTRATION OF CREDIT RISK: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing. Credit risk on trade receivables is minimal as a result of the large and diverse nature of the Company's customer base.

REVENUE RECOGNITION: The Company's revenues from continuing operations are primarily generated from the sale of "off-the-shelf" computer software and specialty hardware to end-users and other resellers in both foreign and domestic markets and the sale of advertising space within its own marketing programs such as "The Programmer's SuperShop" catalog. The Company also resells advertising space in third-party publications.

       Revenues from software and hardware sales are recognized at the time of shipment. These revenues are reflected as net product sales in the accompanying Consolidated Statements of Operations and their related costs are reflected as cost of products sold.

       Net revenues from marketing services such as advertising in its publications, direct mail and trade show promotions are reflected as net marketing services income in the Consolidated Statements of Operations when the services are substantially completed and their related costs are reflected as cost of marketing services income.

       Value received for marketing services may be in the form of cash or an equivalent value of products for inventory. The inventory received as consideration is sold through The Programmer's SuperShop. The amount owed the Company in the form of inventory is reflected as accounts receivable - product in the Consolidated Balance Sheets.

       The Company also resells advertising space in other vendors' publications and those proceeds are recognized upon distribution of the publication and the proceeds are offset against advertising costs and are reflected in Selling, General and Administrative expenses in the Consolidated Statements of Operations.

         The Company's ISC subsidiary generates revenue from licensing the rights to use software products developed by Checkpoint Software to end users and resellers. ISC also generates revenues from consulting and training services performed for license customers and from support and software update rights (i.e., maintenance).

       Revenues from perpetual software license agreements are recognized as revenue upon delivery of the software as long as there are no significant post-delivery obligations.

       Revenues for maintenance are recognized ratably over the term of the support period. If maintenance is included in a license agreement, such amounts are unbundled from the license fee at their fair market value based on the value established by independent sale of such maintenance to customers. Consulting revenues are primarily related to implementation services performed under separate service arrangements related to the installation of ISC's software products. Such services do not include customization or modification of the underlying software code. If included in a license agreement, such services are unbundled at their fair market value based on the value established by the independent sale of such services to customers. Revenues from consulting and training services are recognized as the services are performed.

ACCOUNTS RECEIVABLE - PRODUCT: The Company provides marketing services to third-party software publishers which is paid in cash or product that the Company resells in the normal course of business. Until these products are received into inventory, they are carried as accounts receivable - product. These receivables are valued at the equivalent value of marketing services income. The Company evaluates the marketability of these products by comparing recent sales history and forecasted sales levels to the balances in accounts receivable - product, resulting in periodic adjustments to the carrying value of accounts receivable - product or the resultant inventory balance.

INVENTORIES: Inventories are stated at the lower of cost (first-in, first-out) or market and consists of products held for sale.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS: Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using an accelerated method over an estimated useful life of five years. Amortization of leasehold improvements is provided using the straight-line method over the lives of the respective leases or the useful lives of the improvements, whichever is shorter.

       Maintenance and repairs are charged to operations as incurred. Renewals and betterments which materially extend the life of assets are capitalized and depreciated. Upon disposal, the asset cost and related accumulated depreciation are removed from their respective accounts. Any resulting gain or loss is reflected in earnings.

INTANGIBLE ASSETS: Intangible assets consist of goodwill, customer lists and non-compete agreements arising from a business acquisition (see Note H). The values assigned to intangible assets, based in part on independent appraisals, are being amortized on a straight-line basis.

       Goodwill representing the purchase price over the estimated fair value of the net assets of the acquired business is being amortized over a fifteen-year period. Other intangible assets are being amortized over a five-year period.

CUSTOMER ADVANCES: Prepayments made by customers are included as customer advances and recorded as sales when shipments are made.

INCOME TAXES: The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109) in fiscal 1994.

       The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability method. Previously, the Company deferred the tax effects of timing differences between financial reporting and taxable income. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

MARKETING EXPENSES: Marketing expenses are charged to Selling, General & Administrative expenses as incurred.

SUPPORT SERVICES: In conjunction with the sale of "off the shelf" products, the Company provides, free of charge, pre-sale telephone technical support and vendor supplied product literature. The Company provides only minimum levels of post-sales support to its customers, as the manufacturers of the software generally provide post-sales support to end-users. The costs, which are not material, relating to these services are expensed as incurred and included in Selling, General & Administrative expenses.

EARNINGS (LOSS) PER SHARE: Income per share of common stock is based upon the weighted average number of common shares outstanding excluding the effects of certain options and warrants, which are deemed to be anti-dilutive. Included in the calculation of weighted average shares is the 465,838 shares issued for the merger with Internet Security Corp. (see footnote J). The amount of the assumed dividend was $0 for fiscal 1996 and 1995, and $50,000 for fiscal 1994.

EXPORT SALES: The Company generates revenues through the sale of products both domestically and overseas. Export sales generated revenues of approximately $1,694,000, $2,097,000 and $2,842,000 during fiscal 1996, 1995 and 1994, respectively.

FOREIGN CURRENCY TRANSLATION: The functional currency of the Company's only foreign subsidiary is the local currency. Balance sheet accounts of the Company's foreign subsidiary are translated into U.S. dollars at current exchange rates. Income statement items are translated at the average rates during the year. Net translation gains or losses are recorded directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the determination of fiscal 1996, 1995 and 1994 income, respectively.

POST-RETIREMENT BENEFITS OTHER THAN PENSIONS: The Company does not offer post-employment benefits to its retirees and as a result, is unaffected by Statement of Financial Accounting Standards No. 106 or 112 issued in December 1990 and November 1992, respectively.

401K PLAN: Since fiscal year 1991, the Company has maintained a 401K Plan for its employees. The Plan is intended as a retirement and tax deferred savings vehicle. All employees of the Company whose customary employment is for more than 20 hours per week are eligible to participate in the 401K Plan. Employees make their contributions through biweekly payroll deductions which are invested in any combination of several investment funds. The Company has no matching contribution obligation and made no contribution to this Plan in either fiscal 1996, 1995 or 1994.

FAIR VALUE OF FINANCIAL INSTRUMENTS: Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires the Company to disclose estimated fair values for its financial instruments, exclusive of leases, for which it is practicable to estimate fair value.

       For financial instruments including cash, accounts receivable and payable, and accrued expenses, working capital line of credit and term loan with a related party due within one year, it is assumed that the carrying amount approximates fair value due to their short maturities.

RISKS AND UNCERTAINTIES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

NOTE  B  --  EQUIPMENT  AND  LEASEHOLD  IMPROVEMENTS

     Equipment and leasehold improvements are stated at cost and consist of the following:

                                                      1996               1995
                                                      ----               ----

       Computer equipment                          $1,757,049        $1,251,372
       Leasehold improvements                         581,336           559,892
       Furniture and fixtures                         330,070           299,520
       Vehicle                                          ---              25,000
                                              ---------------       -----------
                                                    2,668,455         2,135,784
       Less accumulated depreciation and
           amortization                            (1,923,187)       (1,594,813)
                                                    ---------         ---------

                                                  $   745,268       $   540,971
                                                   ==========        ==========

       The depreciation expense recognized for the fiscal years ended March 31, 1996, 1995 and 1994 was $328,374, $340,389 and $345,076, respectively.

NOTE  C  --  BORROWINGS

         During March 1995, the Company entered into a working capital line of credit (the "Line") with Silicon Valley Bank. Under the agreement, the Company may borrow up to a maximum of $2,000,000 based upon the availability of eligible accounts receivable. The Line bears interest at Prime plus 2.5%. Prime was 8.25% at March 31, 1996. The Line is collateralized by all assets of the Company and it expires in July, 1996. The Line requires the Company, among other things, to maintain certain minimum levels of earnings, net worth and certain financial ratios.

       On October 19, 1993, the Company exchanged and extended a term loan with Stephen L. Watson, the Company's Chairman of the Board of Directors. The note is collateralized by all assets of the Company. The note was due and payable in December 1993 with interest payable monthly at 16% per annum. The principal of $300,000 was extended to December 1996, with interest accruing at 12% per annum, interest payable monthly in arrears. In any month which the Company does not make a profit, the interest will be deferred and paid to the extent of profits in the following months without compounding unpaid interest. The note is subordinated to any commercial bank or other financial institution debt up to $4,000,000.

NOTE  D  --  COMMITMENTS  AND  CONTINGENCIES

       The Company leases office space and equipment under leases classified as operating leases. Rent expense amounted to $585,469 in fiscal 1996, $653,872 in fiscal 1995, and $787,143 in fiscal 1994. During fiscal 1996, the Company entered into a capital lease for computer software and hardware totaling $317,847. Total payments on the capitalized lease were $19,243 in fiscal 1996. Total accumulated amortization on the capitalized lease was $28,066 in fiscal
1996. Future minimum lease payments under all noncancelable capital and operating leases as of March 31, 1996 are as follows:


                                                                     Capital          Operating
         Year ending March 31,                                        Leases           Leases
                                                                      ------           ------

                1997                                                 $115,457          $288,291
                1998                                                  115,457            40,062
                1999                                                   96,214             9,960
                2000                                                    ---               2,080
                                                                 ------------         ---------
                                                                     $327,128          $340,393
                                                                                        =======


                Less amount representing interest                   $  26,981

                Present value of net minimum lease payments          $300,147
                                                                      =======

       There are no material outstanding legal proceedings.

NOTE  E  --  INCOME  TAXES

       As discussed in Note A, the Company adopted SFAS 109 in fiscal 1994. SFAS 109 requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the new accounting standard requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

       The cumulative effect of initial adoption on prior years' retained earnings was not significant. Additionally, the effect of the adoption of SFAS 109 upon income before taxes for fiscal 1994 was not significant.

       The components of the provision for income taxes are as follows:


                                                                         1996              1995            1994
                                                                         ----              ----            ----
Current tax expense:
   Federal                                                            $ 6,200             ---              ---
   State                                                               19,000             ---              ---
                                                                       ------           -------          -----

Deferred tax expense (benefit):
   Federal                                                              ---               ---              ---
   State                                                                ---               ---              ---
                                                                    ---------           -------          -----
     Total                                                            $25,200             ---              ---
                                                                       ======           =======          =====




       Significant components of the deferred tax assets are as follows:

                                                                         1996              1995            1994
                                                                         ----              ----            ----
Net operating loss carryforward                                    $2,809,833        $3,004,321       $2,928,907
Accruals and reserves                                                 258,662           180,012          457,400
Research and development tax credits                                  154,238            86,600           86,600
Depreciation                                                           65,524          184,573           165,800
Other, net                                                              ---              10,060           58,600
Valuation allowance                                                (3,288,257)       (3,465,566)      (3,697,307)
                                                                    ---------         ---------        ---------

                                                              $         ---      $        ---     $        ---
                                                               ==============     =============    =============


       The provision for income taxes differs from the federal statutory rate of 34% as follows:

                                                                         1996             1995             1994
                                                                         ----             ----             ----
Federal provision (benefit) at 34%                                    $43,832         $  66,532         $(91,865)
State income taxes                                                     19,000             ---              ---
Alternative minimum tax-Federal                                         6,200             ---              ---
Meals and entertainment                                                 6,913             3,826            ---
Foreign loss, not benefitted                                            8,431            77,233           35,900
Goodwill                                                               45,219            45,222            ---
Net operating losses (NOL) - not benefitted                             ---               ---             38,739
Utilization of previously unrecognized NOL                            (75,787)         (192,813)           ---
S-Corporation income not subject to tax                               (28,608)            ---              ---
Other                                                                   ---               ---             17,226
                                                                    ---------        ----------           ------
                                                                      $25,200       $     ---        $     ---
                                                                    =========        ==========       ==========

       Due to the uncertainty surrounding the realization of tax benefits in future tax returns, the net deferred tax assets at March 31, 1996, 1995 and 1994 have been offset by a valuation allowance.

       At March 31, 1996, the Company has available for Federal income tax purposes net operating tax loss carryforwards of approximately $6,975,000 that are available to offset future taxable income at various dates through fiscal 2011. Certain provisions in the Internal Revenue Code may limit the net operating loss available for use in any given year in the event of any significant change of ownership.


NOTE  F  --  CAPITAL  STOCK  AND  CAPITAL  STOCK  WARRANTS

COMMON STOCK: On January 13, 1993 the Company completed a private placement of 537,898 shares of Common Stock for net proceeds of approximately $992,173.



       On June 29, 1993 the Company acquired 94% of the outstanding capital stock of Personal Computing Tools, Inc. (PCT) of Campbell, California in exchange for 392,996 shares of the Company's Common Stock. This agreement became effective on June 29, 1993 and was accounted for under the purchase method of accounting. If the actual selling price of the Company's Common Stock failed to average less than two dollars ($2.00) per share (adjusted for stock splits or stock dividends or other similar events) for any consecutive thirty-day period within eighteen months of the June 29, 1993 closing date, additional shares of the Company's Common Stock would have been issued to the PCT selling stockholders (on a pro-rata basis) such that the total aggregate number of shares of the Company's Common Stock to be issued to the PCT selling stockholders (including the initial shares) would be the number of shares calculated by dividing $850,000 by the average actual selling price per share of the Company's Common Stock during the thirty-day period immediately prior to the completion of eighteen months from the June 29, 1993 closing date.

       The actual selling price of the Company's Common Stock did fail to average less than two dollars ($2.00) per share for a consecutive thirty-day period within the eighteen-month period ended December 29, 1994. Per the terms of the Agreement, the amount of additional shares that would have been issued equaled 575,000 shares. On June 26, 1995 the Company and representatives of the former PCT shareholders signed a Stock Issuance and Settlement Agreement whereby only an additional 79,460 shares of Common Stock would be issued.

SERIES C PREFERRED STOCK: On October 19, 1993, the Company completed a private placement of Series C Preferred Stock and a recapitalization transaction. Private investors purchased 905,968 shares of Series C Preferred Stock at a price of $1.00 per share, resulting in net proceeds of approximately $781,000. The Series C Preferred Stock is convertible into Common Stock on a one-for-one basis and votes with the Common Stock on the same basis. The Series C Preferred Stock contains a number of features including a fixed liquidation preference of $2.00 per share, anti-dilution rights and two (2) Board of Director positions. The Company used the net proceeds from the private placement for working capital and general corporate purposes.

       The recapitalization transaction involved the exchange of all of the Company's Series A Preferred Stock and Series B Senior Preferred Stock for 4,288,890 shares of Common Stock, increasing the total number of shares of Common Stock outstanding to 7,292,453. This recapitalization removed the liquidation preference, including cumulative dividends, payable to the preferred holders of approximately $7,000,000. In the recapitalization, holders of the Company's previously existing preferred stock exchanged their shares for Common Stock, terminating all prior agreements, but retaining certain registration rights.

       Included in the aggregate of 905,968 shares of Series C Preferred Stock issued by the Company were 26,877 shares of Series C Preferred Stock issued in complete satisfaction of a $25,000 note payable plus $1,877 of accrued interest to Trinity Ventures I, L.P. The note was acquired in the Company's prior purchase of the capital stock of Personal Computing Tools, Inc.

       During fiscal 1996, 277,638 shares of Series C Preferred Stock were converted into 277,638 shares of Common Stock.

WARRANTS: In fiscal 1987, warrants to purchase 31,500 shares of Common Stock exercisable at $2.57 were issued and expire June 30, 1997.

       During fiscal 1991, the Company issued warrants to purchase 300,000 shares of Common Stock at $4.00 per share. These warrants expire June 30, 1997.

     At March 31, 1996, the Company has reserved 331,500 shares of Common Stock for the issuance upon exercise of these warrants.




NOTE  G  --  STOCK  OPTION  PLANS

       The Company has stock option plans as described hereunder. Options are granted at fair market value at the date of grant being the average of the closing bid and asked prices of the Common Stock on the day preceding the date of grant.

1986 NONSTATUTORY STOCK OPTION PLAN: The 1986 Nonstatutory Stock Option Plan provides for the issuance of options to purchase shares of Common Stock, up to an aggregate of 52,500 shares which are reserved for issuance. Options can be granted to employees, consultants or others as approved by the Board of Directors. These options have exercise prices of 100% of the fair market value of Common Stock on the date of grant. The options terminate for employees with respect to all shares of stock not previously purchased within 30 days upon the date of termination of the employee's employment or for non-employees at the end of ten years from the date of grant.

1987 STOCK PLAN: The 1987 Stock Plan reserves for issuance 750,000 shares of Common Stock for the benefit of all employees as authorized by the Board of Directors. Incentive stock options may be granted to employees and officers, and non-qualified options may be granted to directors, officers, employees and consultants of the Company under the 1987 Stock Plan. The exercise price is set at 100% of the fair market value of Common Stock on the date of grant. The aggregate fair market value of shares issuable under the 1987 Stock Plan due to the exercising of incentive stock options by an employee or officer may not exceed $100,000 in any calendar year.

1988 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN: The 1988 Non-Employee Director Stock Option Plan ("1988 Director Plan") offers options to members of the Board of Directors who are neither employees nor officers of the Company in appreciation of their service. The 1988 Director Plan is administered by the Compensation Committee of the Company.

       This plan authorizes the grant of options for 70,000 shares of Common Stock. Each newly elected non-employee director will automatically receive an option to purchase 8,750 shares. The exercise price per share of options granted under the 1988 Director Plan is 100% of the fair market value of Common Stock on the date of grant. The options shall expire six years from the date of the option grant. They terminate thirty days (or one hundred and eighty days if due to disability or death) following the date on which the optionee ceases to be a member of the Board of Directors. They are exercisable in installments, with 20% becoming exercisable on each anniversary of the date of grant.

1990 EMPLOYEE STOCK PURCHASE PLAN: The 1990 Employee Stock Purchase Plan ("Stock Purchase Plan") is intended as an incentive to, and to encourage stock ownership by, all eligible employees of the Company and participating subsidiaries and to encourage them to remain in the employ of the Company. Substantially all employees of the Company and any participating subsidiary who have completed six months of employment with the Company or any subsidiary and whose customary employment is for more than 20 hours per week and more than five months per calendar year are eligible to participate in the Stock Purchase Plan.

       The Stock Purchase Plan presently authorizes the issuance of 100,000 shares of Common Stock (subject to adjustment for capital changes) pursuant to the exercise of nontransferable options granted to participating employees. During fiscal 1996, 1995 and 1994, 1,216, 4,045, and 2,325, shares, respectively, of the Company's Common Stock were issued under the Stock Purchase Plan.

1991 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN: The 1991 Non-Employee Director Stock Option Plan authorizes the grant of options for up to 70,000 shares of Common Stock. This plan is identical to the 1988 Director Plan, except that options shall expire ten years from the date of the option grant. On May 15, 1991, each of the non-employee directors was granted options to purchase 8,750 shares of Common Stock. After May 15, 1991, each new director also received an option to purchase 8,750 shares of Common Stock.

1993 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN: The 1993 Non-Employee Director Stock Option Plan authorizes the grant of options of up to 60,000 shares of Common Stock. This plan is identical to the 1988 and 1991 Director Plans, except the options shall expire ten years from the date of the option grant and options are granted after the performance of services. On each of April 1, 1993 (fiscal year 1994), April 1, 1994 (fiscal year 1995), and April 1, 1995 (fiscal year
1996) each of the  non-employee  directors  was granted  3,500  shares of Common
Stock.

1994 STOCK PLAN: The 1994 Stock Plan is authorized to grant up to 1,500,000 options to purchase shares of Common Stock as incentives to officers, directors, employees and consultants of the Company, as approved by the Board of Directors. The options have an exercise price of 100% of the fair market value of Common Stock on the date of the grant and vest over periods as determined by the Board of Directors. At March 31, 1996, 1,077,500 options have been granted under the plan.

1994 NON-EMPLOYEE DIRECTOR PLAN: The 1994 Non-Employee Director Plan authorizes the grant of up to 105,000 shares to directors who are not employees or officers of the Company as an inducement to obtain and retain the services of qualified persons. Each director who is neither an officer nor employee of the Company was automatically granted an option to purchase 17,500 shares of the Company's Common Stock at an exercise price equal to 100% of the fair market value of the Company's Common Stock on the date of grant. Options vest ratably over five years from the date of grant and expire ten years from the date of grant. During fiscal 1994, each of the six (6) qualified directors received an option to purchase 17,500 shares of the Company's Common Stock.

        Information as to the Company's stock options is as follows:

                                                               1996                    1995                 1994
                                                               ----                    ----                 ----
Options outstanding at beginning of year                  1,389,404                 768,330              583,575

Option activity during the year:
 Granted                                                    417,500                 845,052              435,000
 Exercised                                                  (75,450)                  ---                  ---
 Cancelled                                                 (207,600)               (223,978)            (250,245)
                                                         ----------              ----------              -------

Options outstanding at end of year                        1,523,854               1,389,404              768,330
                                                          =========               =========              =======

Price range of outstanding options                       $0.50-8.13              $0.50-8.13           $1.00-8.13
                                                          =========               =========            =========

Price range of options exercised                         $0.50-1.25                   ---                  ---
                                                          =========            ============           ==========

Options exercisable at end of year                          852,636                 717,495              431,563
                                                          =========               =========            =========

Options available for grant at end of year                1,083,646               1,218,096              234,170
                                                          =========               =========            =========


NOTE  H  --  ACQUISITION

        On June 29, 1993, the Company acquired 94% of the outstanding capital stock of Personal Computing Tools, Inc. ("PCT"). PCT, a California corporation, is a catalog distributor of PC-based specialty hardware and software products for engineers, scientists and technical professionals. This acquisition has been recorded using the purchase method of accounting.

         In August 1993, the Company integrated the California operations of PCT into the Company's Massachusetts operations and added PCT's catalog to its line of direct marketing activities. The results of operations since the acquisition of PCT have been included in the Company's Consolidated Statements of Operations. The six percent equity interest in PCT not acquired by the Company would be shown as minority interest in the fiscal 1996 Consolidated Statement of Operations and balance sheet. However, as of March 31, 1996, the Company reported no minority interest because PCT incurred net operating losses that preclude reporting minority interest.

        Intangibles recognized in the transaction consisted of customer lists of $248,000 and non-compete agreements of $150,000. The intangibles will be amortized using the straight-line method over a five-year period. Goodwill recognized in the transaction of $803,000 is being amortized using the straight-line method over a fifteen-year period. The Company recognized amortization expense of $134,014, $133,344 and $99,747 for fiscal years ended March 31, 1996, 1995 and 1994, respectively, and had $367,105 and $233,091 in accumulated amortization as of March 31, 1996 and 1995, respectively.

        The Company evaluates the value of intangible assets on an ongoing basis relying on a number of factors including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considers non-financial data such as market trends, customer relationships, buying patterns and product development cycles.

        The following unaudited pro forma summary presents the Consolidated Results of Operations (in thousands, except per share data) as if this acquisition had occurred at the beginning of fiscal year ended March 31, 1994 and does not purport to be indicative of what would have occurred had the acquisition been made as of that date.

                                                                              For the year ended
                                                                               March 31, 1994
 Net sales                                                                          $31,687
                                                                                    =======
 Net income (loss)                                                                  $    30
                                                                                    =======
 Net loss per common share                                                           $(0.00)
                                                                                    =======


NOTE  I  --  POOLING OF INTERESTS

        On November 16, 1995, the Company ("SDC") acquired 100% of the outstanding capital stock of Internet Security Corporation ("ISC") in exchange for 465,838 shares of the Company's Common Stock. ISC, a Massachusetts corporation, markets and distributes certain software products and services under distribution and reseller agreements with third party software companies. A Form 8-K was duly filed with the Securities and Exchange Commission on November 30, 1995, a Form 8-KA was subsequently filed on January 30, 1996.

         Prior to the consummation of the transaction, ISC made an allowable distribution of $256,000 to its sole shareholder. The distribution consisted of cash of $231,000 and a vehicle with a net book value of $25,000. ISC was a Subchapter S Corporation prior to the consummation of the transaction and, therefore did not pay U.S. Federal income taxes. ISC will be included in the Company's U.S. federal income tax return effective November 16, 1995, and therefore, a corresponding charge to income tax expense was recorded to reflect the anticipated tax due on net income generated from the date of consummation through March 31, 1996.

        The acquisition was accounted for as a "pooling of interest" transaction and, accordingly, prior financial results of SDC have been restated to reflect the consolidation of ISC herewith. Selected financial information for each company, stated separately is shown below:

                                       For the nine months ended              For the years ended
                                            December 31, 1995               March 31,       March 31,
                                              (Unaudited)                      1996            1995
                                   -------------------------------             ----            ----
         Net Revenues:
               SDC                             $39,961,517                $52,381,889      $39,697,735
               ISC                               2,395,846                  3,724,757        1,151,746(1)
                                              ------------                -----------      -----------
                                               $42,357,363                $56,106,646      $40,849,481

         Net Income (Loss):
               SDC                                 (26,022)                  (240,475)          74,353
               ISC                                 187,982                    369,393          121,328(1)
                                               -----------                -----------      -----------
                                              $    161,960               $    128,918     $    195,681

         (1)  Reflects ISC's activity from the date of inception (June 15, 1994) through March 31, 1995.

         ISC had prepared financial statements on a calendar year basis. The results reported for ISC have been restated to conform with the Company's fiscal year.

NOTE  J  -- SUBSEQUENT EVENT - ASSET SALE

         On May 16, 1996 the Company entered into an agreement for the Sale of Certain Assets (the "Agreement") with Programmer's Paradise, Inc. (the "Buyer"). The Agreement requires the Buyer to pay the Company $11,000,000 in return for substantially all of the operating assets relating to The Programmer's SuperShop catalog, its Worldwide Web site, its corporate sales group, its German subsidiary and its SDC Communications business unit (the "business segment"). This transaction is subject to shareholder consent.

         The Agreement contains provisions for a "Break-up Fee," tangible net asset requirements and revenue maintenance requirements that could result in a potential adjustment to the purchase price, based upon the occurrence of certain events, as defined in the Agreement.

         The net revenues and net loss from the business segment that is proposed to be sold were approximately $52,000,000 and $240,000, respectively for fiscal 1996.
                                       34

                                    PART III


ITEM  10.       DIRECTORS  AND  EXECUTIVE  OFFICERS

         The following table sets forth the directors and executive officers of the Company, their ages, and the positions currently held by such person with the Company as of June 30, 1996.

Name                                Age     Position
- ----                                ---     --------
Barry N. Bycoff                     47      President, Chief Executive Officer and Director

Aaron Kleiner                       49      Director

Gustav H. Koven III                 53      Director

Michael L. Mark                     50      Director

Milton J. Pappas                    67      Director

Ralph B. Wagner                     62      Director

Stephen L. Watson                   54      Chairman of the Board

James O'Connor, Jr.                 34      Vice President, Chief Financial Officer and Treasurer

Joseph C. Burke                     44      Vice President, Catalog Sales & Marketing

Richard J. Kosinski                 41      President - Internet Security Corporation


OCCUPATIONS AND BIOGRAPHIES OF DIRECTORS

         BARRY N. BYCOFF was appointed President and Chief Executive Officer and a Director of the Company in April 1993. From December 1991 to December 1992, during his tenure at MapInfo Corporation, a provider of desktop mapping software, he held positions as Chief Operating Officer, Senior Vice President of Sales and Marketing, and Director. From January 1984 to October 1991, he successfully ran a number of business units for Prime Computer Inc., a manufacturer of mainframe and minicomputer systems, holding such positions as Vice President-Marketing in the Computer Systems Business Unit, Vice
President-General Purpose Product Line, Vice President-Prime Information Business Group, Director-Finance and Administration/Worldwide Sales and Director-Corporate Planning and Analysis. Prior to that, Mr. Bycoff held various management positions at Gillette Company from November 1973 to December 1983.

         STEPHEN L. WATSON is currently Chairman of the Board and has served as a Director of the Company since March 1986. He is also currently Chairman and co-founder of ScanCenters of America, a document imaging and conversion services company. Mr. Watson previously served as President and Chief Operating Officer of the Company from March 1991 to April 1993 and served as Chief Executive Officer from May 1991 until April 1993. From June 1989 to March 1991 he was a private investor. From July 1988 to June 1989, he was President of California Micro Solutions, Inc., a franchisee of Computerland Corporation, a retailer of personal computer systems. From April 1987 to July 1988, he was Senior Vice President of Computerland Corporation, a retailer of personal computer software and hardware systems. From July 1984 to April 1987, he was a private investor. From 1979 to July 1984, he was President of Computer Centers of New England, a retailer of personal computer systems. From 1970 to 1979, Mr. Watson was employed in various management positions at Digital Equipment Corporation, a manufacturer of mainframe and minicomputer systems. Mr. Watson is a director of several privately-held companies.

         AARON KLEINER has been a Director of the Company since July 1988. He is currently Vice Chairman and Chief Financial Officer of Kurzweil Technologies,Inc., a firm specializing in the disposition of patents and technical assets and Vice Chairman of Kurzweil Educational Systems, Inc., a systems developer for assistance in reading education. From 1982 to 1995 he was Vice Chairman of Kurzweil Applied Intelligence, Inc., a developer, manufacturer and marketer of voice recognition technology for medical reporting applications. He also served as Vice Chairman of Kurzweil Music Systems, Inc., a developer, manufacturer and marketer of musical synthesizers. In 1974 he was co-founder of Kurzweil Computer Products, a developer, manufacturer and marketer of optical character recognition systems, which was acquired by Xerox in 1980. Mr. Kleiner is on the board of advisors of a privately held company and is a co-founder and past chairman of the MIT Enterprise Forum.

         MILTON J. PAPPAS has been a Director of the Company since July 1990. He serves on the Board of Directors as a representative of the holders of the Series C Preferred Stock. Mr. Pappas is currently Chairman of Euclid Partners Corporation (since 1983), a management company providing services to Euclid Partners, a venture capital investment fund. From 1983 to the present, he has been a General Partner of Euclid Partners Associates II, L.P.; Euclid Partners Associates III, L.P.; and Euclid Partners Associates IV, L.P., general partners to Euclid Partners II, L.P.; Euclid Partners III, L.P.; and Euclid Partners IV, L.P., private venture capital investment funds. From 1970 to 1986, he was a General Partner of Euclid Partners, a private venture capital firm. Mr. Pappas is also a director of Therion Corporation and Sys-Tech Solutions, Inc. and is admitted to the Ohio Bar.

         RALPH B. WAGNER became a Director of the Company in September 1992. He is a Director and co-founder of Keyfile Corporation, a manufacturer and marketer of document image software products for use on personal computers. Mr. Wagner is a principal of Wagner Resources, a consulting and investment firm. Since 1983, Mr. Wagner has served as a director of several private companies including Alpha Software, a developer, manufacturer and marketer of software programs, and Pure Speech, a software developer specializing in speech recognition.

         GUSTAV H. KOVEN III became a Director of the Company in August 1993. He serves on the Board of Directors as a representative of the holders of the Series C Preferred Stock. Since April 1990, he has been a General Partner of Edison Partners, L.P., which is the general partner of Edison Venture Fund, L.P., and since October 1990, a General Partner of Edison Partners II, L.P., which is the general partner of Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (together with Edison Venture Fund, L.P., the "Edison Funds"), private venture capital investment firms. Since January 1994, Mr. Koven has been a General Partner of Edison Partners III, L.P., which is the general partner of Edison Venture Fund III, L.P. From 1985 until he joined Edison, Mr. Koven was President of Chase Manhattan Capital Corporation, a venture capital subsidiary of the bank. From 1980 to 1985 he was Vice President in Corporate Development and Vice President in Corporate Planning at The Chase Manhattan Bank. Before joining Chase, he held marketing and corporate development positions at Union Carbide. Mr. Koven serves as a director of ECCS, Inc., a publicly-held provider of systems integration services and mass storage products for networked computers, and five other private companies.

         MICHAEL L. MARK became a director of the Company in October 1994. He is President of Refined Reports, Inc., an electronic publishing software development company he founded in 1990. Prior to that, he served as Vice President, System Integration at Interleaf, Inc., an electronic publishing software developer, and was Vice President and co-founder of Cadmus Computer Corporation, a workstation manufacturer. Mr. Mark also serves as a director of Progress Software Corporation, a manufacturer of software development tools and two other private companies.

OCCUPATIONS AND BIOGRAPHIES OF EXECUTIVE OFFICERS

         JAMES O'CONNOR, JR. was named Vice President, Chief Financial Officer and Treasurer of the Company in September 1995. From 1992 to 1995, Mr. O'Connor was a Senior Associate of Alvarez & Marsal, Inc. a nationally known crisis management firm. While with Alvarez & Marsal, he acted as Chief Financial Officer and Director of MIS of Almac's, Inc., a supermarket chain; and was an interim management consultant to Phar-Mor, Inc., a discount drug store chain; and Florida Steel Corporation, a mini-mill operation. Prior to that, from 1988 to 1992, he was an Independent Financial Management Consultant for turnaround companies such as Heraeus, Inc. where he acted as Interim Chief Financial Officer and Chief Operating Officer. From 1984 to 1988 Mr. O'Connor worked for Peat Marwick Main & Company, an international public accounting firm.

          JOSEPH C. BURKE, Vice President of Catalog Sales and Marketing, joined the Company in January 1995 and was formerly Vice President of Operations and Product Marketing of SDC. From 1991 to 1995, Mr. Burke was Senior Director of Sales at VMark Software, a database management system software firm. Previous to that, from 1985 to 1991, he held various marketing positions with Prime Computer, such as International Director of Marketing, Director of Software Products Marketing, Group Product Manager and Senior Product Marketing Manager. From 1983 to 1985 he was founder and publisher of Infocus, Inc., a successful technical publishing business, and at the same time, was Senior Consulting Manager of Software Resource, Inc., a software reseller. From 1981 to 1983, Mr. Burke was Business Systems Manager for Axxess Information Systems, a software development firm.

         RICHARD J. KOSINSKI is co-founder and President of the Company's subsidiary, Internet Security Corporation (ISC) since 1994. From 1989 to 1994 he was employed by Bolt Beranek and Newman (BBN), where he served as Regional Sales Manager for BBN's NearNet division and BBN's Communications division. From 1988 to 1989 Mr. Kosinski was Regional Sales Manager at Harris Corporation, a data communications equipment manufacturer. Prior to that, from 1984 to 1988 he was Regional Sales Manager at Digital Products, a data communications equipment manufacturer. From 1977 to 1984 he was with by Hewlet-Packard Company, a hardware and software manufacturer, having held various positions such as Major Account Manager, Senior Sales Representative and Data Communications Systems Engineer.

SECTION 16(A) REPORTING REQUIREMENTS

          Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock (collectively, "Reporting Persons") to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Such persons are required by regulations of the Commission to furnish the Company with copies of all such filings. Based on its review of the copies of such filings received by it with respect to fiscal 1996 the Company believes that all Reporting Persons complied with all Section 16(a) filing requirements in 1996, except as noted below.

         James O'Connor, Jr. did not file until May 1996 a Form 3 reflecting his appointment as Chief Financial Officer in October 1995, and did not report until May 1996 on Form 5 the grant of options to purchase 85,000 shares of Common Stock during October 1995. Joseph Burke did not file until May 1996 a Form 3 reflecting his appointment as a Vice President in August 1995, and did not report until May 1996 on Form 5 the purchase of 400 shares of Common Stock during October and December 1995 and the grant of options to purchase 40,000 shares of Common Stock during February 1996.

ITEM 11.          EXECUTIVE  COMPENSATION

         The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended March 31, 1996, 1995 and 1994, of those persons who (i) served as the Chief Executive Officer of the Company during any part of the fiscal year ended March 31, 1996, and (ii) the other most highly compensated executive officer of the Company at March 31, 1996 whose annual compensation and bonus exceeded $100,000 (the "Named Officers"):

                                             SUMMARY COMPENSATION TABLE

                                                                                       Long-Term
                                                                                     Compensation
                                                     Annual Compensation (1)           Awards (2)
                                                     -----------------------           ----------
                                                                                                          Restricted
                                                                                                             Stock
Name and Principal Position            Year         Salary($)   Bonus($) (3)      Options/SARs(#)          Awards($)
- ---------------------------            ----         ---------   ------------      ---------------          ---------






Barry N. Bycoff                        1996         $156,923     $        0               35,000               0
Chief Executive Officer,               1995          156,770         10,000              350,000               0
President & Director                   1994          138,667          7,500              150,000               0

Richard J. Kosinski                    1996         $120,000              0               75,000               0
President, Internet                    1995                0              0                    0               0
Security Corp.                         1994                0              0                    0               0

(1)       Excludes perquisites and other personal benefits, the aggregate annual amount of which for each  officer  was less than the lesser of $50,000 or 10% of the total salary and bonus reported.

(2)       The  Company  did not  grant  any  restricted  stock  awards  or stock appreciation  rights  ("SARs") or make any long-term  incentive  plan payouts during the fiscal years ended March 31, 1996, 1995 and 1994.

(3)       Includes  bonus  payments  earned  by the Named  Officers  in the year indicated,  for services rendered in such year, which were paid in the next subsequent year.


EMPLOYMENT AGREEMENTS

          In April 1993, Barry N. Bycoff joined the Company as President, Chief Executive Officer and a director. Pursuant to the terms of his employment agreement, Mr. Bycoff receives an annual salary of $156,923, with a bonus of up to 40% of base salary under a bonus program to be established from time to time by the Board of Directors. In addition, Mr. Bycoff received an option to purchase 150,000 shares of Common Stock at an exercise price of $1.00 per share, the fair market value on the date of grant. A total of 37,500 shares were immediately exercisable upon grant, with the balance becoming exercisable on a quarterly basis following the grant. As of June 10, 1996, a total of 150,000 shares have become exercisable. The Company has the right to terminate Mr. Bycoff at any time, without cause, but must pay a severance payment, including benefits, for a period of 13 weeks following his termination. If Mr. Bycoff is unable to find new employment at a comparable salary and benefit level after the end of the 13-week period, the Company is also obligated to pay Mr. Bycoff his salary and benefits for an additional 13 weeks or until Mr. Bycoff finds new employment, whichever occurs first.

          In November, 1995, in connection with the acquisition of Internet Security Corporation ("ISC") Richard J. Kosinski entered into an employment and noncompetition agreement with the Company. During the term of the agreement, Mr. Kosinski agrees to serve as Vice President of the Company and President of ISC. Mr. Kosinski receives an annual salary of $120,000. Mr. Kosinski is eligible to participate in the ISC bonus plan which allows him to choose to either receive a cash bonus or options to purchase the Company's Common Stock. The bonus amount is determined by the financial performance of ISC, based on revenue and pre-tax income, as compared to forecasted targets for ISC. In connection with his initial employment by the Company, Mr. Kosinski also received an option to purchase 75,000 shares of Common Stock at an exercise price of $1.72 per share, the fair market value on the date of grant. These options to purchase 75,000 shares of Common Stock have the following vesting schedule: 30% after year one, 20% after years two, three and four, and 10% after year five. The Company has the right to terminate Mr. Kosinski at any time, without cause, but must pay a severance payment, including benefits, for 12 months following any termination without cause. The Company also has the right to terminate Mr. Kosinski for inadequate performance, which is based on the failure to achieve certain pre-tax income targets for ISC, but must pay a severance payment, including benefits, for six (6) months following such termination. Mr. Kosinski has agreed not to compete against the Company and its ISC subsidiary during his employment and until the later of four (4) years from his initial employment or 12 months following the termination of his employment.

OPTION GRANTS IN THE LAST FISCAL YEAR

          The following table sets forth grants of stock options pursuant to the Company's 1987 Amended Stock Plan and 1994 Stock Plan during the fiscal year ended March 31, 1996 to the Named Officers which are reflected in the Summary Compensation Table above.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                        Percent                                                    Potential
                                       of Total                                               Realizable Value at
                                     Options/SARs                                           Assumed Annual Rates of
                                      Granted to           Exercise or                      Stock Price Appreciation
                      Options/SARs   Employees in          Base Price     Expiration           for Option Term (1)
                       Granted(#)    Fiscal Year           ($/Share)         Date             5% ($)        10% ($)
                    --------------  -------------       --------------  -------------        ------        -------
Barry N. Bycoff           35,000               8%             $1.37            2005        $57,050        $90,650
Richard J. Kosinski       75,000              18%             $1.72            2005       $210,270       $334,110

(1)       Amounts  reported  in  these  columns  represent  amounts  that may be realized  upon  exercise  of  the  options immediately  prior  to the expiration of their term assuming the  specified  compounded  rates of appreciation  (5%
          and 10%) on the Company's Common Stock over the term
          of the options.

          These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

          The following table sets forth information with respect to options to purchase the Company's Common Stock granted under the 1987 Amended Stock Plan and 1994 Stock Plan including (i) the number of shares purchased upon exercise of options in the most recent fiscal year, (ii) the net value realized upon such exercise, (iii) the number of unexercised options outstanding at March 31, 1996, and (iv) the value of such unexercised options at March 31, 1996:

                 AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR
                       ENDED MARCH 31, 1996 OPTION VALUES

                                                              Number of                  Value of Unexercised
                                                        Unexercised Options at          In-the-Money Options at
                         Shares                            March 31, 1996 (#)            March 31, 1996 ($) (1)
                        Acquired on       Value       ---------------------------    --------------------------
Name                    Exercise(#)    Realized($)    Exercisable   Unexercisable     Exercisable   Unexercisable
- ----                    -----------    -----------    -----------   -------------     -----------   -------------
Barry N. Bycoff           0             $0.00          387,500         147,500        $629,700       $239,700
Richard Kosinski          0             $0.00                0          75,000               0        $68,250

(1)      Value is based on the difference  between option exercise price and the fair  market  value at 1996  fiscal  year-end
         ($2.625  per share,  the closing price on the Nasdaq SmallCap Market on May 8, 1996)  multiplied  by the number of shares underlying the option.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

         The following table sets forth as of May 8, 1996 the beneficial ownership of shares of capital stock of (i) each person known by the Company to own beneficially more than 5% of the 8,197,887 Common Stock outstanding on that date, (ii) the name of each director, and (iii) the name of each executive officer identified in the Summary Compensation Table, both with respect to the number of shares owned by each person and the percentage of the outstanding shares represented thereby, and also sets forth such information for directors, nominees and executive officers as a group.

     Name and Address of                          Amount and Nature of
        Beneficial Owner                        Beneficial Ownership (1)               Percent of Class
- -------------------------------                 ------------------------               ----------------
Edison Venture Fund, L.P. (2)                        1,504,780                               18.0%
Edison Venture Fund II, L.P.
Edison Venture Fund II-PA, L.P.
c/o Edison Venture Funds
997 Lenox Drive, #3
Lawrenceville, NJ 08648

Euclid Partners III, L.P. (3)                          650,803                                7.8%
Euclid Partners Corporation
50 Rockefeller Plaza, Suite 1022
New York, NY  10020

Brinson Trust Company (4)                              615,393                                7.4%
c/o Brinson Partners, Inc.
3 National Plaza
9th Floor, Suite 114
Chicago, IL 60602

Stephen L. Watson (5)                                  337,000                                4.0%

Aaron Kleiner (6)                                       22,750                                 *

Milton J. Pappas (7)                                   682,303                                8.1%
c/o Euclid Partners Corporation
50 Rockefeller Plaza, Suite 1022
New York, NY 10020

Gustav H. Koven III (8)                              1,524,322                               18.2%
c/o Edison Venture Funds
997 Lenox Drive #3
Lawrenceville, NJ 08648

Ralph B. Wagner (9)                                     31,250                                   *

Michael L. Mark (10)                                    63,553                                   *

Barry N. Bycoff (11)                                   397,750                                4.6%

Richard Kosinski                                       465,838                                5.7%

Joseph C. Burke (12)                                    10,400                                   *

All executive officers and directors
as a group (10 persons) (13)                         3,534,916                               37.7%
- -------------------------------

* less than 1%

(1)      Except as otherwise noted below, the Company believes each beneficial owner has the sole voting and investment power with respect to all shares of Common Stock (or options, warrants or other securities convertible into or exchangeable for Common Stock) shown as beneficially owned by him.  All numbers and percentages, except as otherwise noted, do not assume the exercise of outstanding options or warrants.  Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days of June 10, 1996 pursuant to the exercise of presently exercisable or outstanding options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person or group shown in the table.

(2)      Edison Venture Fund, L.P., Edison Venture Fund II, L.P. and Edison Venture Fund II-PA, L.P. (collectively, the "Edison Venture Funds") hold collectively 1,333,386 shares of Common Stock. In addition, the Edison
         Venture Funds collectively hold an aggregate of 171,394 shares of Series C Preferred Stock, convertible at any time into 171,394 shares of Common Stock. The Edison Venture Funds collectively have sole voting and investment power with respect to the 1,333,386 shares of Common Stock and 171,394 shares of Series C
         Preferred Stock. Mr. Koven, a director of the Company, is also a general partner of each of the general partners of the Edison Venture Funds and may be deemed to share beneficial ownership of the securities held by such entities. Mr. Koven disclaims such beneficial ownership.

(3)      Euclid Partners III, L.P. ("Euclid") holds 483,098 shares of Common Stock. In addition, Euclid holds
         84,619 shares of Series C Preferred Stock, convertible at any time into 84,619 shares of Common Stock.
         Also included in this amount are 83,086 shares of Common Stock issuable upon exercise of a warrant held by
         Euclid. Mr. Pappas, a director of the Company, is the president of the sole corporate general partner of
         Euclid and may be deemed the beneficial owner of the 650,803 shares beneficially owned by Euclid. Mr.
         Pappas disclaims beneficial ownership of such shares.

(4)      Includes 472,225 shares of Common Stock held by The First National Bank of Chicago as agent for the
         Brinson Trust Company as Trustee to the Institutional Venture Capital Fund II ("Brinson") and 57,471
         shares of Common Stock held by Monroe and Company for the benefit of Brinson. In addition, Brinson also holds 85,697 shares of Series C Preferred Stock, convertible into 85,697 shares of Common Stock.

(5)      Includes the presently exercisable portion (i.e., 246,500 shares) of stock options to purchase up to
         267,500 shares of Common Stock. Also includes 40,500 shares of Common Stock held directly by Mr. Watson and 50,000 shares of Series C Preferred Stock, convertible at any time into 50,000 shares of Common Stock.

(6)      Includes the presently exercisable portion (i.e., 22,750 shares) of non-qualified stock options to purchase up to 33,250 shares of Common Stock.

(7)      Includes the presently exercisable portion (i.e., 31,500 shares) of non-qualified stock options to purchase up to 42,000 shares of Common Stock. Also includes the 650,803 shares of Common Stock and Series
         C Preferred Stock deemed to be owned by Euclid, of which shares Mr. Pappas may be deemed a beneficial owner. Mr. Pappas disclaims beneficial ownership of such shares. See footnote 3.

(8)      Includes the presently exercisable portion (i.e., 19,542 shares) of non-qualified stock options to purchase up to 37,042 shares of Common Stock. Also includes the 1,504,780 shares of Common Stock and
         Series C Preferred Stock deemed to be owned by the Edison Venture Funds, of which shares Mr. Koven may be deemed a beneficial owner. Mr. Koven disclaims beneficial ownership of such shares. See footnote 2.

(9)      Includes the presently exercisable portion (i.e., 26,250 shares) of non-qualified stock options to purchase up to 40,250 shares of Common Stock and also includes 5,000 shares of Common Stock held directly.

(10)     Includes 23,193 shares of Common Stock held directly and 26,360 shares of Series C Preferred Stock, convertible into 26,360 shares of Common Stock, and also includes the presently exercisable portion (i.e.
         14,000 shares) of stock options to purchase up to 35,000 shares of Common Stock.

(11)     Includes the presently exercisable portion (i.e., 387,500 shares) of stock options to purchase up to
         535,000 shares of Common Stock and includes 10,000 shares of Common Stock owned by Mr. Bycoff's children.

(12)     Includes the presently exercisable portion (i.e., 7,500 shares) of stock options to purchase up to 80,000 shares of Common Stock and also includes 2,900 shares of Common Stock owned by Mr. Burke's immediate family.

(12)     Includes 755,542 shares which all officers and current directors as a group have the right to acquire within 60 days after June 10, 1996 upon exercise of the presently exercisable portion of outstanding stock options held by current directors and officers. Also includes: (i) 483,098 shares of Common Stock, 84,619 shares of Series C Preferred Stock, convertible at any time into 84,619 shares of Common Stock, and 83,086 shares issuable upon exercise of warrants deemed to be owned by Euclid, of which shares Mr. Pappas, a director, may be deemed a beneficial owner; (ii) 1,333,386 shares of Common Stock and 171,394 shares of
         Series C Preferred Stock, convertible at any time into 171,394 shares of Common Stock, deemed to be owned by the Edison Venture Funds, of which shares Mr. Koven, a director, may be deemed a beneficial owner;
         (iii) 50,000 shares of Series C Preferred Stock, convertible at any time into 50,000 shares of Common
         Stock, owned by Mr. Watson, a director; and (iv) 26,360 shares of Series C Preferred Stock, convertible at any time into 26,360 shares of Common Stock, owned by Mr. Mark, a director.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          If, and only if, the proposed sale of certain assets of the Company to Programmer's Paradise, Inc. (the "Transaction") is consummated, as noted avove in Item 4, the Company may be obligated to use a portion of the proceeds of the Transaction (up to $2,000,000) to repurchase shares of Common Stock and Series C Preferred Stock held by the Company's largest institutional stockholders. These stockholders are Edison Venture Fund I, L.P., Edison Venture Fund II, L.P. and Edison Venture Fund II - PA, L.P. (collectively, the "Edison Venture Funds"). The Edison Venture Funds collectively own 1,504,780 shares of Common Stock and Series C Preferred Stock, or approximately 17% of the 8,826,217 shares of the Company's outstanding voting securities as of May 8, 1996. Mr. Gustav Koven, a director of the Company, is also a general partner of each of the general partners of the various Edison Venture Funds. Mr. Koven abstained from voting on the decision to repurchase the shares of capital stock.

          In order to avoid disruption in the trading of Common Stock in the open market following the proposed Transaction, and to create improved stability in stock price and trading volume, the Board of Directors agreed to enter into separate stock, repurchase agreements with each of the Edison Venture Funds if the Transaction is consummated. The Company has agreed to use up to approximately $2,000,000 of the Transaction proceeds to repurchase stock held by Edison Venture Funds. The Company's obligation to purchase these shares, and the number of shares repurchased depends on the average of the closing price of the Company's Common Stock during the trading period between May 16, 1996, the day the Agreement was signed, and the last trading day prior to the closing date of the Transaction (determined as the "Market Price").

          If the Market Price during this trading period is below $1.50, the Company must purchase, at the Market Price and at the option of the Edison Venture Funds, up to $2,000,000 of Common Stock and Series C Preferred Stock held by the Edison Venture Funds. If the Market Price during this trading period is greater than $3.00, the Company is not obligated to repurchase any shares held by the Edison Venture Funds, but, at its option, may elect to purchase these shares at the Market Price for a maximum of $2,000,000 for the shares held by the Edison Venture Funds. If the Market Price during this trading period is greater than $1.50 but less than $3.00, the Company is obligated to purchase, and each of the Edison Venture Funds is obligated to sell, their shares of Common Stock and Series C Preferred Stock at the average of the daily closing price of the Company's Common Stock during the period between May 16, 1996 and the last trading day prior to the closing date of the Transaction (but limited to the $2,000,000 purchase obligation).

         The Company is not obligated to purchase more than $2,000,000 of securities held by the Edison Venture Funds and the number of shares so purchased by the Company depends on the Market Price during this trading period between May 16, 1996 and the last trading day prior to the closing date of the Transaction. The purchase price for shares of Common Stock to be repurchased by the Company relating to the Series C Preferred Stock held by the Edison Venture Funds is a minimum of $2.00 per share (that is, equal to the current liquidation preference for the Series C Preferred Stock) but may be higher if the Market Price during this trading period is higher than $2.00 per share.

         If the Transaction is consummated, the Company is obligated to purchase up to $2,000,000 of equity securities held by the Edison Venture Funds, unless the Market Price for the Company's Common Stock during the applicable trading period is greater than $3.00 per share. If any shares held by the Edison Venture Funds are repurchased by the Company, Mr. Gustav Koven, the representative of the Edison Venture Funds serving as a director of the Company, has agreed to resign from the Board of Directors and not seek election to the Company's Board of Directors in the future. Additionally, the Company also has the right to assign its repurchase obligation described above to a third party to permit the purchase of some or all of the shares held by the Edison Venture Funds by such third party rather than the Company. As part of the repurchase, each of the Edison Venture Funds have agreed to convert any shares of Series C Preferred Stock held by them and the Company is only obligated to repurchase the shares of Common Stock issuable upon conversion of the Series C Preferred Stock.

         On November 21, 1990, the Company received a loan of $300,000 from Watson Investments, Inc., a family-owned private investment firm of which Stephen L. Watson was a director and treasurer. Mr. Watson is a director of the Company and currently its Chairman of the Board. The Company issued to Watson Investments, Inc. its Secured Subordinated Term Note, due December 1, 1993, in the principal amount of $300,000. This note bears interest at 16% per year, with interest payable monthly in arrears, and is secured by substantially all of the tangible assets of the Company. In December 1991, the investment company was dissolved, and Mr. Watson and his spouse became joint holders of the Note. On October 19, 1993, the Company exchanged and extended the $300,000 loan. The principal of $300,000 was extended to December 1996, with interest accruing at 12% per annum, payable quarterly in arrears. In any month which the Company does not make a profit, the interest will be deferred and paid to the extent of profits in the following months without compounding unpaid interest. The new note is subordinated to any commercial bank or other financial institution debt up to $4,000,000. The note is subordinated to indebtedness of the Company to commercial banks and other institutional lenders, including the Company's existing $2,000,000 line of credit facility.

          On October 19, 1993 the Company completed a private placement of Series C Preferred Stock and a recapitalization transaction. Private investors purchased 905,968 shares of Series C Preferred stock at a price of $1.00 per share, resulting in net proceeds of approximately $781,000. The Series C Preferred Stock is convertible into Common Stock on a one-for-one basis (for an aggregate of 905,968 shares) and votes with Common Stock on the same basis. The Series C Preferred Stock contains a number of features including a fixed liquidation preference of $2.00 per share (for an aggregate liquidation preference of $1,812,000), anti-dilution rights and two (2) Board of Director seats. The recapitalization transaction involved the exchange of all of the Company's Series A Preferred Stock and Series B Senior Preferred Stock for 4,288,890 shares of Common Stock, increasing the total number of shares of Common Stock issued and outstanding to 7,292,453. This recapitalization removed the liquidation preference, including cumulative dividends, to the preferred holders of approximately $7,000,000, and terminated all prior agreements with the holders of the Series A Preferred Stock and the Series B Senior Preferred Stock, while retaining certain registration rights.

         As part of the transaction, the holders of the Series C Preferred Stock entered into a Voting Agreement pursuant to which such holders agreed to vote their shares of Series C Preferred Stock in favor of two designated representatives to the Company's Board of Directors. The holders of the Series C Preferred Stock have the right to elect two representatives to the Company's Board of Directors under the Company's Restated Certificate of Incorporation, as amended. One of the designees is the representative of Edison Venture Funds and another is the representative of Euclid. Currently, these two designated representatives are Gustav H. Koven III, a general partner of the general partners of Edison Venture Funds, and Milton J. Pappas, president of the general partner of Euclid. Edison Venture Funds acquired 171,394 shares of Series C Preferred Stock and Euclid acquired 84,619 shares of Series C Preferred Stock as part of the financing and recapitalization transaction.

         The Board of Directors has adopted a policy that all transactions between the Company and its officers, directors and principal stockholders or any affiliates thereof will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties. Such transactions will also be approved by a majority of the disinterested, outside directors. All loans to Company officers will also be approved by a majority of the disinterested, outside directors.

                                     PART IV



ITEM  14.         EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS
                  ON  FORM  8-K

A.       THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         1.       Financial Statements

                  The following financial statements are included in Item 8:

                  a.  Report of Independent Auditors

                  b.  Consolidated Balance Sheets - March 31, 1996 and 1995

                  c. Consolidated Statements of Operations for the years ended March 31, 1996, 1995 and 1994

                  d. Consolidated Statements of Stockholders' Equity (Deficit) for the years ended March 31, 1996, 1995 and 1994

                  e. Consolidated Statements of Cash Flows for the years ended March 31, 1996, 1995 and 1994

                  f.  Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules

                  The following  financial  statement  schedules are included in
                      Item 14(d):

                  a.  Report of Independent Auditors

                  b. Schedule IV: Indebtedness of and to Related Parties -- Not Current

                  c.  Schedule  VIII:   Valuation  of  Qualifying  Accounts  and
                      Reserves

                  d.  Schedule IX:  Short-Term Borrowings

                  Schedules other than those listed above have been omitted since they are either not required or the information is otherwise included.

         3.       List of Exhibits

                  The following exhibits, required by Item 601 of Regulation S-K, are filed as a part of this Annual Report on Form 10-K. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

           EXHIBIT
           ITEM NO.     ITEM AND REFERENCE

               3.01 Restated Certificate of Incorporation, as amended, of the Registrant (filed as Exhibit 3.01 to Registrant's Registration Statement of Form S-18, No. 33-24446-B, and incorporated by reference).

               3.02 Certificate of Designations, Preferences and Rights of the Series C Preferred Stock of the Registrant (filed as Exhibit 7.03 to Report on Form 8-K filed on November 12, 1993 and incorporated by reference).

               3.03      Amended  By-Laws  of the  Registrant  (filed as Exhibit
                         3.03 to Annual Report on Form 10- K for the fiscal year ended March 31, 1991, and incorporated by reference).

               4.01 Specimen certificate for shares of Common Stock of the Registrant (filed as Exhibit 4.01 to the Registrant's Registration Statement on Form S-18, No. 33-24446-B, and incorporated by reference).

               4.02 Series C Preferred Stock Purchase, Recapitalization and Exchange Agreement among the Registrant and the persons named therein regarding the issuance of the Series C Preferred Stock and the retirement of the Series A
                         Preferred Stock and Series B Senior Preferred Stock (filed as exhibit 7.01 to Current Report on Form 8-K filed on November 12, 1993 and incorporated by reference).

               4.03 Voting Agreement among the Registrant and the holders of Series C Preferred Stock (filed as Exhibit 7.02 to Current Report on Form 8-K filed on November 12, 1993 and incorporated by reference).

               10.01 1986 Nonstatutory Stock Option Plan of the Registrant (filed as Exhibit 10.01 to the Registrant's Registration Statement on Form S-18, No. 33-24446-B, and incorporated by reference).

               10.02 Form of Nonstatutory Stock Option Agreement under the Registrant's 1986 Nonstatutory Stock Option Plan (filed as Exhibit 10.02 to the Registrant's Registration Statement on Form S-18, No. 33-24446-B, and incorporated by reference).

               10.03     1987  Amended  Stock Plan of the  Registrant  (filed as
                         Exhibit 4.1 to Registration Statement on Form S-18, No. 33-24446-B, and incorporated by reference).

              10.04 Form of Incentive Stock Option Agreement under the Registrant's 1987 Amended Stock Plan (filed as Exhibit
                         10.04 to Annual Report on Form 10-K for the fiscal year ended March 31, 1991, and incorporated by reference).

              10.05 Form of Non-Qualified Stock Option Agreement under the Registrant's 1987 Amended Stock Plan (filed as Exhibit
                         10.05 to Annual Report on Form 10-K for the fiscal year ended March 31, 1991, and incorporated by reference).

              10.06 1988 Amended Non-Employee Director Stock Option Plan (filed as Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended March 31, 1990, and incorporated by reference).

              10.07 Form of Non-Qualified Stock Option Agreement for the Registrant's 1988 Amended Non- Employee Director Stock Option Plan (filed as Exhibit 10.07 to Annual Report on Form 10-K for the fiscal year ended March 31, 1991, and incorporated by reference).

              10.08 1990 Employee Stock Purchase Plan of the Registrant (filed as Exhibit 4.1 to Registration Statement No. 33-35225, and incorporated by reference).

              10.10 1991 Director Stock Plan (filed as Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended March 31, 1991, and incorporated by reference).

              10.11      1993 Non-Employee  Director Stock Option Plan (filed as
                         Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993 and incorporated by reference).

              10.12 Form of Non-Qualified Stock Option Agreement for the Registrant's 1993 Non-Employee Director Stock Option Plan (filed as Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993 and incorporated by reference).

              10.13 1994 Stock Plan (filed as Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated by reference).

              10.14 1994 Non-Employee Director Plan (filed as Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated by reference).

              10.15 Commercial Lease dated as of June 1, 1996 between the Registrant and K/B Fund c/o Koll Management Services, Inc. (filed herewith).

              10.16 Credit Agreement dated as of March 16, 1995 between the Registrant and Silicon Valley Bank (filed as Exhibit
                         10.16 to Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated by reference).

              10.17 Promissory Note of the Registrant issued to Silicon Valley Bank in the principal amount of $2,000,000 due June 5, 1996 (filed as Exhibit 10.17 to Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated by reference).

              10.18 Promissory Note of the Registrant issued to Silicon Valley Bank in the principal amount of $200,000 due June 5, 1998 (filed as Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated by reference).

              10.19 Security Agreement dated as of March 16, 1996 between the Registrant and Silicon Valley Bank (filed as
                         Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated by reference).

              10.20 Subordination Agreement dated as of March 16, 1995 among the Registrant, Silicon Valley Bank, and Stephen
                         L. Watson and Beverly F. Watson as Joint Tenants with the Right of Survivorship (filed as Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated by reference).

              10.21 Amended and Restated Security Agreement dated as of March 16, 1995 among the Registrant and Stephen L. Watson and Beverly F. Watson as Joint Tenants with the Right of Survivorship (filed as Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated by reference).

              10.22 Secured Subordinated Term Note of the Registrant in the principal amount of $300,000 dated as of October 19, 1993 (filed as Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended March 31, 1994 and incorporated by reference).

              10.23 Agreement of Purchase and Sale of Assets by and between Programmer's Paradise, Inc. and The Software Developer's Company, Inc and Software Developer's Company GmbH, as Selling Parties dated May 16, 1996 (filed as Appendix A to Consent Solicitation Statement dated June 4, 1996 and incorporated by reference).

              10.24 Agreement and Plan of Merger among the Registrant, ISC Acquisition Corporation, Internet Security Corporation and Richard J. Kosinski dated as of October 17, 1995 (filed as Exhibit 7.01 to Report on Form 8-K filed on November 30, 1995 and incorporated by reference).

              10.25 Amendment No. 1 to the Agreement and Plan of Merger among the Registrant, ISC Acquisition Corporation, Internet Security Corporation and Richard J. Kosinski, dated as of November 16, 1995 (filed as Exhibit 7.02 to Report on Form 8-K filed on November 30, 1995 and incorporated by reference).

              10.26 Employment and Noncompetition Agreement by and among Richard J. Kosinski and the Registrant and Internet Security Corporation (filed as Exhibit 7.03 to Report on Form 8- K filed on November 30, 1995 and incorporated by reference).

              10.27 Holdback Agreement by and among the Registrant and Richard J. Kosinski dated November 16, 1995 (filed as
                         Exhibit 7.04 to Report on Form 8-K filed on November 30, 1995 and incorporated by reference).

              11.01      Computation of Earnings Per Share (filed herewith).

              22.01      Subsidiaries of the Registrant (filed herewith).

              24.01      Consent of Coopers & Lybrand, L.L.P. (filed herewith).

              27         Financial Data Schedule

B.    REPORTS ON FORM 8-K:

      The Company filed a Report on Form 8K/A on January 30, 1996 in connection with the Agreement and Plan of Merger among The Software Developer's Company, Inc., ISC Acquisition Corporation, Internet Security Corporation and Richard Kosinski dated as of October 17, 1995. (See Exhibits 10.24, 10.25, 10.26 and 10.27 above).

C.    EXHIBITS:

      The Company hereby files as part of this Form 10-K the exhibits listed in 14 (a)(3) above.

D.    FINANCIAL STATEMENT SCHEDULES:

      The Company hereby files as part of this Form 10-K in Item 14(d) attached hereto the financial statement schedules listed in Item 14 (a)(2) above.


                     THE SOFTWARE DEVELOPER'S COMPANY, INC.


                           ANNUAL REPORT ON FORM 10-K

                            Year Ended March 31, 1996







                                   ITEM 14(d)

                          FINANCIAL STATEMENT SCHEDULES



                         REPORT OF INDEPENDENT AUDITORS





      In connection with our audits of the consolidated financial statements of The Software Developer's Company, Inc. as of March 31, 1996 and 1995 and each of the three years in the period ended March 31, 1996, we have also audited the consolidated schedules included in this Annual Report (Form 10-K) for the year ended March 31, 1996 as listed in Item 14(a)(2).

      In our opinion, the consolidated schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be stated therein.




                                                        COOPERS & LYBRAND, L.L.P


Boston, Massachusetts
May 15, 1996


                     THE SOFTWARE DEVELOPER'S COMPANY, INC.

       SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES -- NOT CURRENT



                                                      Year ended March 31, 1996
                                                      -------------------------

                                     Balance at
                                      Beginning                  --  Indebtedness to --             Balance at
Name of Person                        of Period            Additions          Deductions          End of Period
- --------------                       -----------           ---------          ----------          -------------


Stephen L. Watson (1)                 $300,000                ---                 ---                  $300,000




(1)  The note from a related party is a three-year  term loan dated November 21,  1990,  used  for  working  capital  and capital  equipment.  The  note was  exchanged  and extended in October  1993,  to December  1996, in connection  with the recapitalization transaction (see Note E and Schedule IX).


                     THE SOFTWARE DEVELOPER'S COMPANY, INC.

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS



                                                          Allowance for           Allowance for
                                                         doubtful accounts      doubtful accounts        Reserve
                                                            receivable         receivable--product     for inventory
                                                            ----------         -------------------     -------------

Balance as of March 31, 1993                                  $911,372               $145,182            $516,882

Additions charged to costs and expenses (A)                    187,047                193,113              61,622

Charge offs                                                   (630,273)               (78,580)           (255,354)
                                                               -------               --------             -------

Balance as of March 31, 1994                                   468,146                259,715             323,150
                                                              --------             ----------          ----------

Additions charged to costs and expenses  (A)                   188,261                152,490              57,480

Charge offs                                                   (308,975)              (351,460)           (238,516)
                                                               -------                -------             -------

Balance as of March 31, 1995                                   347,432                 60,745             142,114
                                                               -------               --------             -------

Additions charged to costs and expenses (A)                    597,515                124,900             267,030

Charge offs                                                   (670,675)              (111,931)           (268,986)
                                                               -------                -------             -------

Balance as of March 31, 1996                                  $274,272                $73,714            $140,158
                                                               =======                 ======             =======


(A)  Additions to the valuation and qualifying  accounts are reflected either as reductions in net marketing services income for accounts receivable-products,  as reductions in selling,  general and administrative expenses for accounts receivable-trade, or as charges to cost of  sales-product for inventory.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           THE SOFTWARE DEVELOPER'S COMPANY,INC.


                                           /s/ Barry N. Bycoff
                                           -------------------
June 27, 1996                              Barry N. Bycoff, President,
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


June 27, 1995                              /s/ Barry N. Bycoff
                                           -------------------
                                           Barry N. Bycoff, President,
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer)


June 27, 1996                              /s/ James O'Connor, Jr
                                           ----------------------
                                           James O'Connor, Jr., Vice President,
                                           Chief Financial Officer and Treasurer
                                           (Principal Accounting and Financial
                                           Officer)


June 27, 1996                              /s/ Aaron Kleiner
                                           -----------------
                                           Aaron Kleiner, Director

June 27, 1996                              /s/ Gustav H. Koven
                                           -------------------
                                           Gustav H. Koven, Director

June 27, 1996                              /s/ Michael L. Mark
                                           -------------------
                                           Michael L. Mark, Director

June 27, 1996                              /s/ Milton J. Pappas
                                           --------------------
                                           Milton J. Pappas, Director

June 27, 1996                              /s/ Ralph B. Wagner
                                           -------------------
                                           Ralph B. Wagner, Director

June 27, 1996                              /s/ Stephen L. Watson
                                           ---------------------
                                           Stephen L. Watson
                                           Chairman of the Board of Directors


