Form 10-Q
period 1996-06-30
SOFTWARE DEVELOPERS CO INC/DE/
filed 1996-08-14
CIK 840824

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q
                               ------------------


  XX     Quarterly  report  pursuant  to Section  13 or 15(d) of the  Securities
 ----     Exchange Act of 1934, For the quarterly period ended June 30, 1996, or

         Transition  report  pursuant  to Section 13 or 15(d) of the  Securities
 ----    Exchange Act of 1934,  For the  transition  period from  ___________ to
         ___________


                         Commission File Number 1-10139
                          -----------------------------


                                 NETEGRITY, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                         04-2911320
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

245 WINTER STREET
WALTHAM, MA                                                         02154
(Address of principal executive offices)                          (Zip Code)


                                  (617)890-1700
                         (Registrant's Telephone Number)


        Securities registered pursuant to Section 12(g) of the Act: NONE

                            -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days XX  Yes     No
                                 ----    ----

As of July 31, 1995 there were 8,495,157 shares of Common Stock outstanding.








                                    FORM 10-Q

                                QUARTERLY REPORT

                                ----------------

                                TABLE OF CONTENTS


Facing Sheet..................................................................1

Table of Contents ............................................................2


PART I.  FINANCIAL INFORMATION

       Item 1. Consolidated Financial Statements
                      Consolidated Balance Sheet .............................3
                      Consolidated Statement of Operations....................5
                      Consolidated Statement of Cash Flows....................6
                      Notes to Consolidated Financial Statements..............8

       Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ...................10


PART II.  OTHER INFORMATION

       Item 1.      Legal Proceedings .......................................13

       Item 2.      Changes in Securities ...................................13

       Item 3.      Defaults Upon Senior Securities..........................13

       Item 4.      Submission of Matters to a Vote of Security Holders......13

       Item 5.      Other Information .......................................14

       Item 6.      Exhibits and Reports on Form 8-K ........................14


SIGNATURES ..................................................................15

Exhibit 11 - Computation of earnings per share...............................16




                         PART I. - FINANCIAL INFORMATION

                                 NETEGRITY, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS



                                                   June 30,
                                                     1996              March 31,
                                                (unaudited)               1996
                                                -----------           ----------
Current assets:
   Cash                                         $10,405,378           $1,410,445
   Accounts receivable - trade, net of
      allowance for doubtful accounts of
      $18,504 and $274,272 at June 30, 1996
      and March 31, 1996, respectively              666,735            5,676,239
   Accounts receivable - product, net of
      allowance for doubtful accounts of
      $73,714 at March 31, 1996                       ---                 83,237
   Inventory                                        100,000            1,292,961
   Other current assets                             991,368              303,429
                                                 ----------            ---------

         TOTAL CURRENT ASSETS                    12,163,481            8,766,311

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net           171,997              745,268

INTANGIBLE ASSETS, NET, INCLUDING GOODWILL            ---                834,266

OTHER ASSETS                                         66,734              109,900
                                                -----------            ---------

TOTAL ASSETS                                    $12,402,212          $10,455,745
                                                 ==========           ==========



The accompanying notes are an integral part of the financial statements.




                                 NETEGRITY, INC.
                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                    June 30,
                                                       1996            March 31,
                                                  (unaudited)              1996
                                                  -----------        -----------
Current liabilities:
   Accounts payable - trade                       $1,317,146         $4,631,213
   Line of credit                                      ---              723,470
   Other accrued expenses                          2,297,760          2,029,303
   Accrued payroll                                 1,142,849            498,769
   Customer advances                                   ---               69,480
   Notes payable - related party                     300,000            300,000
   Current portion of capitalized lease
      obligation                                       ---              112,730
                                                   ---------          ---------

         TOTAL CURRENT LIABILITIES                 5,057,755          8,364,965

LONG-TERM NOTES PAYABLE                                ---              187,417

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, authorized
     5,000,000 shares:
         Series C, voting, non-cumulative,
             603,906 issued and outstanding
             at June 30, 1996 (628,330 issued
             and outstanding at March 31, 1996)        6,039              6,283
   Common stock, voting, $.01 par value,
      authorized 25,000,000 shares;
      8,449,660 issued and 8,424,559
      outstanding at June 30, 1996 (8,197,887
      issued and 8,172,786 outstanding at
      March 31, 1996)                                 84,497             81,979
   Additional paid-in capital                     10,252,334         10,024,710
   Cumulative translation adjustment                  28,028             21,569
   Cumulative deficit                             (2,742,784)        (8,147,521)
                                                  ----------          ---------

   Loan to officer                                  (200,000)             ---
                                                  ----------          ---------

   Less treasury stock, at cost,
      25,101 shares                                  (83,657)           (83,657)
                                                  ----------          ---------

TOTAL STOCKHOLDERS' EQUITY                         7,344,457          1,903,363
                                                  ----------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                        $12,402,212        $10,455,745
                                                  ==========         ==========


The accompanying notes are an integral part of the financial statements.


                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                      For the three months ended
                                                               June 30,
                                                       1996               1995
                                                       ----               ----

Net revenues                                       $1,129,972           730,365

Costs and expenses:
   Costs of products sold                             751,836           455,290
   Selling, general and
      administrative expenses                         445,845           166,827
                                                    ---------         ---------
                                                    1,199,681           622,117
                                                    ---------         ---------

         (LOSS) INCOME BEFORE INTEREST                (67,709)          108,248

Interest income                                       (11,095)           (3,549)
                                                    ---------         ---------

Operating (loss) income before income taxes           (56,614)          111,797
   Provision for taxes                                 19,000            57,602

         (LOSS) INCOME FROM CONTINUING
             OPERATIONS                            $  (75,614)       $   54,195
                                                    =========         =========

         NET (LOSS) INCOME FROM DISCONTINUED
             OPERATIONS                            $ (520,245)       $  155,137
                                                    =========         =========

         GAIN ON SALE OF ASSETS OF
             DISCONTINUED OPERATIONS               $6,000,000        $    ---
                                                    =========         =========

         NET INCOME                                $5,404,141        $  209,332
                                                    =========         =========

Per Share amounts:
   Net (loss) income from
         continuing operations                         $(0.01)            $0.01
      Net income from discontinued
         operations                                     (0.05)             0.02
      Gain on sale of assets of discontinued
         Operations                                      0.62               ---
                                                         ----              ----
             NET INCOME PER SHARE                       $0.56             $0.03
                                                         ====              ====

      Weighted average shares outstanding           9,747,000         9,139,000







The accompanying notes are an integral part of the financial statements.


                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                      For the three months ended
                                                                June 30,
                                                         1996             1995
                                                         ----             ----

OPERATING ACTIVITIES

      Net (loss) income                               $(75,614)         $54,195
      Adjustments to reconcile net (loss)
       income to net cash provided by operating
         activities:
             Depreciation and amortization               6,498            1,054
             Provision for doubtful accounts
                 receivable                              7,500            ---
         Changes in operating assets
          and liabilities:
             Accounts receivable                       266,480          (78,388)
                 Inventory                             (78,600)           ---
             Other current assets                      (42,982)         (20,718)
             Other assets                                8,679               69
             Accounts payable                         (158,898)         216,948
             Accrued payroll                           (45,653)          57,602
             Other accrued expenses                    (65,711)          20,011
             Customer advances                          (6,000)           ---
                                                     ---------        ---------

                 Total adjustments                    (108,687)         196,578
                                                     ---------        ---------

      Net cash (used for) provided by
         continuing operating activities              (184,301)         250,773

      Net cash provided by discontinued
         operating activities                        2,370,156          359,260
                                                     ---------        ---------

      Net cash provided by operating
         activities                                  2,185,855          610,033
                                                     ---------        ---------



The accompanying notes are an integral part of the financial statements.





                                 NETEGRITY, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS (Cont.)
                                   (Unaudited)


                                                      For the three months ended
                                                               June 30,
                                                         1996             1995
                                                         ----             ----

INVESTING ACTIVITIES

   Purchase of equipment                           $  (121,521)      $   (8,561)
   Proceeds from sale of certain assets              6,159,455            ---
                                                    ----------          -------
         Net cash provided by (used for)
          investing activities                       6,037,934           (8,561)

FINANCING ACTIVITIES

      Issuance of common stock                          29,898            ---
      Paydown of line of credit                        741,248          (48,168)
                                                    ----------         --------
      Net cash used for financing activities           771,146          (48,168)
                                                    ----------        ---------


Net increase in cash                                 8,994,933          553,304

Cash at beginning of period                          1,410,445          672,386
                                                    ----------        ---------

Cash at end of period                              $10,405,378       $1,225,690
                                                    ==========        =========


Supplemental disclosures of cash flow
  information:
    Interest paid                                  $    20,256       $   37,030
                                                    ==========        =========

Supplemental schedule of noncash investing
  and financing activities:
      Collection of products in satisfaction
         of accounts receivable - product          $   108,012       $  315,274
                                                    ==========        =========



The accompanying notes are an integral part of the financial statements.




                                 NETEGRITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE 1 - The unaudited financial information furnished herein reflects all adjustments which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the Company's financial position, cash flows and the results of its operations for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information should be read in conjunction with the Company's audited financial statements for the fiscal year ended March 31, 1996, included in Form 10-K filed on June 28, 1996.

         NOTE 2 - The results of operations for the three-month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year ending March 31, 1997.

         NOTE 3 - Minority interest represents the minority shareholders' proportionate share of their equity of Personal Computing Tools, Inc. (PCT). At June 30, 1996, the Company owned 94% of the capital stock of PCT.

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

         The principal components of the Company's deferred tax assets and liabilities as of April 1, 1996 consisted of the following (in thousands):

      Deferred tax assets:
         Expenses not currently deductible                       $  478
         Operating loss carry forwards                            2,810
                                                                  -----
                                                                  3,288
      Deferred tax liabilities                                     ---
                                                                  -----
                                                                  3,288
      Valuation allowance                                        (3,288)
                                                                  -----
             Net                                                   ---
                                                                  =====


         As a result of the divestiture described in Note 7, the Company estimates the utilization of approximately $6,000,000 of its current available operating loss carryforward.

         NOTE 7 - As of June 28, 1996, the Company completed the divestiture of its catalog related business, consisting of The Programmer's SuperShop ("TPS")catalog, the TPS web site, the corporate sales group, the German subsidiary ("SDC Germany") and SDC Communications. The Company completed the transaction for an aggregate price of $10,035,000. The aggregate price consisted of payment of $9,300,000 in immediately available funds and the deposit of $735,000 under an escrow arrangement. As of August 12, 1996, $135,000 of the escrow has been returned to the Company. The final purchase price of $10,035,000 was a negotiated settlement. Prior to the closing, the parties had a dispute as to how catalog revenue should be measured under the Agreement.

         The aggregate price of $10,035,000 assumes that the Company will transfer to the Purchaser as of the Closing date, tangible net assets of the catalog related business that equal $1,500,000. These net assets are currently being audited and the Company expects no material adjustments.

         The Company incurred $2,587,000 in expenses and write-offs related to the divestiture. These expenses were primarily comprised of write-off of goodwill, severance costs, professional fees and facility shut-down costs for its corporate offices and distribution facility. The Company reported a gain of $6,000,000 from the sale of the assets of its catalog related business.




                                 NETEGRITY, INC.

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

OVERVIEW

         The following overview reflects the recent divestiture of the Company's catalog related business. Any comments relating to operating results or issues are reflective of the continuing network security business. The Company's revenues were generated by the sale of network security products, integration and support services to companies doing business on the Internet and internal networks.

RESULTS OF CONTINUING OPERATIONS

         The following information should be read in conjunction with the consolidated financial statements and notes thereto:

                                             % to Net Revenue        % Change
For the three months ended June 30,          1996        1995        96 v. 95
- -----------------------------------          ----        ----        --------

   Net Revenues:
         Product sales                       100%       100%            ---

   Gross Margins:
         Product sales                        33%        38%            (13%)

   Selling, general and administrative
      expenses                                39%        22%             77%

   Net income                                 (7%)        7%           (200%)

Revenues: Total net revenues for the first quarter ended June 30, 1996 increased $399,607, or 55%, to $1,129,972 from $730,365 the first quarter ended June 30,
1995. This increase in revenue was primarily due to the increasing need for network security as companies connect to the Internet.





Gross Margin: Total gross margin dollars increased $296,546, or 65%, to $751,836 in the first quarter of fiscal 1997 from $455,290 in the first quarter of fiscal 1996. Gross margin improved as a result of the increase in sales and the growth in the network security market.

Selling, General and Administrative Expenses: Selling, General and Administrative (SG&A) expenses increased 167% to $445,845 in the quarter ended June 30, 1996 from $166,827 in the quarter ended June 30, 1995. The increase was mainly attributable to planned headcount additions in the sales and technical support groups as the Company began to build its operation in preparation for future growth.

Interest Expense: Net interest income increased in the quarter ended June 30, 1996 to $11,095 from $3,549 in the same period last year. This increase is mainly attributable to lower borrowing levels on the Company's line of credit.

         The Company's quarterly operating results have varied and may continue to vary significantly depending on external factors. Substantially all of the Company's revenue in a quarter is derived from orders received in that quarter. Accordingly, delays in orders are likely to result in the associated revenue not being realized by the Company in the period. Moreover, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in expected revenue could therefore result in a disproportionate decrease in the Company's net income.


LIQUIDITY AND CAPITAL RESOURCES

(in thousands, except ratios)

                                                    June 30,         March 31,
Financial Condition as of                             1996             1996
- -------------------------                          --------          --------

     Cash and cash equivalents                     $10,405            $1,410
     Working capital                                 7,306               401
     Current ratio                                    2.44              1.05

Cash Flow Activity Summary for                      June 30,          June 30,
the Three Months Ended                                1996              1995
- ------------------------------                     --------          --------
     Net cash (used for) provided by
          continuing operating activities            $(184)             $359
     Net cash provided by (used for)
          investing activities                       6,037               (45)
     Net cash provided by (used for)
          financing activities                         771                (6)

         The Company's net cash balance increased by $8,995,000 to $10,405,000 at June 30, 1996 from $1,410,000 at March 31, 1996. This increase was attributable to the proceeds received from the divestiture of the catalog related business.




         Accounts receivable-trade decreased 88% to $667,000 at June 30, 1996 from $5,676,000 at March 31, 1996. This decrease resulted from the Company's divestiture of its catalog business.

         Working capital increased by $6,905,000 to $7,306,000 at June 30, 1996 from $401,000 at March 31, 1996. This increase was the result of the divestiture of its catalog business.

         The Company anticipates that its existing cash resources and cash flow from operations will be sufficient to fund its operations through March 31, 1997. The Company currently anticipates that its available cash, expected cash flows from operations, and its borrowing capacity will be sufficient to fund operations through fiscal year 1997.




                          PART II. - OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings.



ITEM 2.           CHANGES IN SECURITIES

         There have been no changes in securities during the quarter ended June 30, 1996.



ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         At June 30, 1996, the Company was not in default upon senior securities.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         On May 16, 1996, the Company entered into an agreement of Purchase and Sale of Assets with Programmer's Paradise, Inc. (the "Agreement") to sell substantially all of its operating assets relating to its catalog operations "The Programmer's SuperShop," its Web Site relating to its catalog operations, its corporate sales group, inbound and outbound telemarketing operations, reseller operations, and the operations of its German subsidiary, Software Developer's Company GmbH.

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

         In connection with the solicitation, stockholders acted upon the proposal to authorize and approve the proposed sale of certain assets of the Company to Programmer's Paradise, Inc. pursuant to the terms and conditions of the Agreement and to authorize such further action by the Company's Board of Directors and proper officers as may in their discretion be necessary or desirable to carry out the intents and purposes of the Agreement; and in furtherance of the disposition contemplated by the Agreement, to authorize and approve an amendment to the Company's Certificate of Incorporation to change the Company's name to Netegrity, Inc.





         Pursuant to the terms of the Agreement, the Company agreed to sell to Programmer's Paradise, Inc. (the "Purchaser") substantially all of its operating assets, comprised of all of the operating assets relating to its business of The Programmer's SuperShop ("TPS") catalog, its TPS Web Site, its corporate sales group, its German subsidiary, Software Developer's Company GmbH ("SDC Germany"), and SDC Communications (collectively, the "Target Business") for a consideration of $11,000,000 in cash, subject to certain adjustments based on revenues and tangible net assets as of the Closing.

         On June 14, 1996, the Company received sufficient shareholder consent (57% of the outstanding shares of all classes of stock) necessary to approve the transaction.

         As of June 28, 1996, the Company closed completed the transaction for an aggregate purchase price of $10,035,000. The aggregate purchase price consisted of payment of $9,300,000 in immediately available funds and the deposit of $735,000 under an escrow arrangement. The final purchase price of $10,035,000 was a negotiated settlement. Prior to the closing, the parties had a dispute as to how revenue should be recognized under the Agreement.

         The aggregate purchase price of $10,035,000 assumes that the Company will transfer to the Purchaser as of the Closing date, tangible net assets of the Target Business that equal $1,500,000. These net assets are currently being audited and the Company expects no material adjustments.




ITEM 5.           OTHER INFORMATION

         Not applicable.



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1996.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              NETEGRITY, INC.




Date:  August 14, 1996                        By:/s/ Barry N. Bycoff
                                                 --------------------
                                                 Barry N. Bycoff
                                                 President and Chief Executive
                                                 Officer (Principal Executive
                                                 Officer)




Date:  August 14, 1996                        By:/s/ James O'Connor, Jr.
                                                 -----------------------
                                                 James O'Connor, Jr.
                                                 Vice President, Finance and
                                                 Chief Financial Officer
                                                 (Principal Financial and Chief
                                                 Accounting Officer)







