Form 10-Q
period 1996-09-30
NETEGRITY INC
filed 1996-11-13
CIK 840824

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                         ----------------
                            FORM 10-Q
                         ----------------

    XX Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the quarterly period ended September 30, 1996, or

        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the transition period from ___________ to ___________


                  Commission File Number 1-10139
                  ------------------------------


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

As of November 11, 1996 there were 9,204,946 shares of Common
Stock outstanding.

                           FORM 10-Q

                        QUARTERLY REPORT

                        ----------------

                       TABLE OF CONTENTS



Facing Sheet . . . . . . . . . . . . . . . . .              1

Table of Contents .. . . . . . . . . . . . . .              2


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Balance Sheets. . . . . . . . . . . .         3
              Statements of Operations. . . . . . .         5
              Statements of Cash Flows. . . . . . .         6
              Notes to Financial Statements . . . .         8

     Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations. . . . . . . . . . . . . . . . . .        10

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings. . . . . . . . . . .        14

     Item 2. Changes in Securities. . . . . . . . .        14

     Item 3. Defaults Upon Senior Securities. . . .        14

     Item 4. Submission of Matters to a Vote of
     Security Holders . . . . . . . . . . . . . . .        14

     Item 5. Other Information. . . . . . . . . . .        14

     Item 6. Exhibits and Reports on Form 8-K . . .        14


 SIGNATURES . . . . . . . . . . . . . . . . . . . .        16

Exhibit 11.00 - Computation of earnings per share       17-18

                 PART I. - FINANCIAL INFORMATION



                        NETEGRITY, INC.
                         BALANCE SHEETS
                          (Unaudited)

                             ASSETS


                                       September 30,   March 31,
                                           1996          1996
CURRENT ASSETS:
 Cash                                   $8,770,643   $1,410,445
 Accounts receivable - trade, net
   of allowance for doubtful accounts
   of $26,004 and $274,272 at September
   30, 1996 and March 31, 1996,
   respectively                            432,886    5,676,239
 Accounts receivable - product, net of
   allowance for doubtful accounts of
   $73,714 at March 31, 1996                  ---        83,237
 Inventory                                    ---     1,292,961
 Other current assets                     ,026,810      303,429

TOTAL CURRENT ASSETS                    10,230,339    8,766,311

EQUIPMENT & LEASEHOLD
  IMPROVEMENTS, NET                        198,679      745,268

INTANGIBLE ASSETS, NET, INCLUDING
  GOODWILL                                    ---       834,266

OTHER ASSETS                                66,734      109,900

TOTAL ASSETS                           $10,495,752  $10,455,745





The accompanying footnotes are an integral part of the financial statements.
                         NETEGRITY, INC.
                          BALANCE SHEETS
                           (Unaudited)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                      September 30,   March 31,
                                          1996         1996

CURRENT LIABILITIES:
 Accounts payable - trade               $1,432,061   $4,631,213
 Line of credit                              ---        723,470
 Other accrued expenses                  1,906,853    2,029,303
 Accrued payroll                           322,098      498,769
 Customer advances                           ---         69,480
 Notes payable - related party               ---        300,000
 Current portion of capitalized lease
   obligation                                ---        112,730

 TOTAL CURRENT LIABILITIES               3,661,012    8,364,965

LONG-TERM NOTES PAYABLE                      ---        187,417

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value,
 authorized 5,000,000 shares:
   Series C, voting, non-cumulative,
     0 issued and outstanding
     at September 30, 1996 (628,330
     issued and outstanding at
     March 31, 1996)                         ---          6,283
   Common stock, voting, $.01 par value,
     authorized 25,000,000 shares;
     9,175,946 issued and 8,830,432
     outstanding at September 30, 1996
     (8,197,887 issued and 8,172,786
     outstanding at March 31, 1996)         91,764       81,979
 Additional paid-in capital             10,418,609   10,024,710
 Cumulative translation adjustment          28,028       21,569
 Cumulative deficit                     (3,420,004)  (8,147,521)

 Loan to officer                          (200,000)       ---

 Less treasury stock, at cost,
 25,101 shares                             (83,657)     (83,657)

TOTAL STOCKHOLDERS' EQUITY               6,834,740    1,903,363

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                $10,495,752  $10,455,745

The accompanying footnotes are an integral part of the financial statements.
                         NETEGRITY, INC.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)


                                         For three months ended
                                               September 30,
                                              1996       1995

Net revenues                             $1,075,961    $584,215

  Costs of products sold                    611,772     354,207
  Selling, general & administrative
    expenses                                785,440     218,362
 Research and development costs             446,245        ---

 (LOSS) INCOME BEFORE INTEREST
   AND TAXES                               (767,496)     11,646

Interest income                              90,872       3,195

Operating (loss) income before
  income taxes                             (676,624)     14,841
Provision for taxes                            ---        4,658

 (LOSS) INCOME FROM CONTINUING
   OPERATIONS                              (676,624)     10,183

 (LOSS) INCOME FROM DISCONTINUED
   OPERATIONS                                 ---        20,918

 GAIN ON SALE OF ASSETS OF
   DISCONTINUED OPERATIONS                    ---          ---

 NET (LOSS) INCOME                       $ (676,624)   $ 31,101

Per share amounts:
 (Loss) income from continuing
   operations                                $(0.07)      $0.00
 (Loss) income from discontinued
   operations                                  ---         0.00
 Gain on sale of assets of
 discontinued operations                       ---         ---

 NET INCOME PER SHARE                        $(0.07)      $0.00

Weighted average shares outstanding       9,745,000   9,151,000


The accompanying footnotes are an integral part of the financial statements.
                        NETEGRITY, INC.
                     STATEMENTS OF OPERATIONS
                           (Unaudited)


                                         For six months ended
                                              September 30,
                                           1996         1995

Net revenues                           $2,205,933    $1,314,580

  Costs of products sold                1,363,608       809,497
  Selling, general & administrative
    expenses                            1,177,596       385,189
  Research and development costs          499,934         ---

    (LOSS) INCOME BEFORE INTEREST
      AND TAXES                          (835,205)      119,894

Interest income                           101,967         6,744

Operating (loss) income before income
  taxes                                  (733,238)      126,638

Provision for taxes                        19,000        62,260

    (LOSS) INCOME FROM CONTINUING
      OPERATIONS                         (752,238)       64,378

    (LOSS) INCOME FROM DISCONTINUED
      OPERATIONS                         (520,245)      176,055

 GAIN ON SALE OF ASSETS OF
   DISCONTINUED OPERATIONS              6,000,000         ---

 NET (LOSS) INCOME                     $4,727,517    $  240,433

Per share amounts:
 (Loss) income from continuing
   operations                              $(0.08)        $0.01
 (Loss) income from discontinued
   operations                               (0.05)         0.02

 Gain on sale of assets of
   discontinued operations                   0.62          ---

 NET INCOME PER SHARE                       $0.49         $0.03

Weighted average shares outstanding     9,739,000     9,183,000


The accompanying footnotes are an integral part of the financial statements.
                          NETEGRITY, INC.
                     STATEMENTS OF CASH FLOWS
                            (Unaudited)


                                        For the six months ended
                                              September 30,
                                             1996         1995

OPERATING ACTIVITIES

Net (loss)income from continuing
  operations                             $ (752,238)  $  64,378

 Adjustments to reconcile net (loss)
   income to net cash provided by
   operating activities:
     Depreciation and amortization           20,100       2,107
     Provision for doubtful accounts
       receivable                            15,000        ---

 Changes in operating assets and
   liabilities:
     Accounts receivable                    492,829    (195,295)
     Inventory                               21,400       ---
     Other current assets                   (78,424)    (42,151)
     Other assets                             8,679         136
     Accounts payable                       (44,591)    253,574
     Other accrued expenses                (456,618)     77,996
     Accrued payroll                       (866,404)     99,540
     Customer advances                       (6,000)      ---

Total adjustments                          (894,029)    195,907

Net cash (used for) provided
  by continuing operating activities     (1,646,267)    260,285

Net cash provided by discontinued
  operating activities                      712,117     770,680

Net cash (used for) provided by
  operating activities                   $ (934,150) $1,030,965




The accompanying footnotes are an integral part of the financial statements.
                          NETEGRITY, INC.
                     STATEMENTS OF CASH FLOWS
                            (Unaudited)


                                        For the six months ended
                                              September 30,
                                           1996           1995

INVESTING ACTIVITIES

Purchase of equipment                   $ (161,805)  $  (14,321)
Proceeds from sale of certain assets     9,300,000         ---

  Net cash provided by (used for)
    investing activities                 9,138,195      (14,321)


FINANCING ACTIVITIES

Notes payable-related party               (300,000)       ---
Issuance of common stock                   197,401        ---
Paydown of line of credit                 (741,248)    (126,840)
Principal payments under capital
  leasing                                    ---        (20,510)

  Net cash used for financing
    activities                            (843,847)    (147,350)

Net increase in cash                     7,360,198      869,294

Cash at beginning of period              1,410,445      672,386

Cash at end of period                   $8,770,643   $1,541,680

Supplemental disclosures of cash
  flow information:
    Interest paid                       $   20,256   $   81,511

Supplemental schedule of noncash
  investing and financing activities:

    Collection of products in
      satisfaction of accounts
      receivable - product              $  108,012   $  363,931





The accompanying footnotes are an integral part of the financial statements.
                          NETEGRITY, INC.
                   NOTES TO FINANCIAL STATEMENTS


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

    NOTE 2 - The results of operations for the three-month and six-month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the period ending
December 31, 1996 (see Note 7).

    NOTE 3 - Minority interest represents the minority shareholders' proportionate share of their equity of Personal
Computing Tools, Inc. (PCT). At September 30, 1996, the Company owned 94% of the capital stock of PCT.

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

    NOTE 6 - As of June 28, 1996, the Company completed the divestiture of its catalog related business, consisting of The Programmer's SuperShop ("TPS")catalog, the TPS web site, the corporate sales group, the German subsidiary ("SDC Germany") and SDC Communications. The Company completed the transaction for an aggregate price of $10,035,000. The aggregate price consisted of payment of $9,300,000 in immediately available funds and the deposit of $735,000 under an escrow arrangement. As of August 12, 1996, $135,000 of the escrow has been returned to the Company. The final purchase price of $10,035,000 was a negotiated settlement. Prior to the closing, the parties had a dispute as to how catalog revenue should be measured under the Agreement.

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

    NOTE 7 - As reported on Form 8-K, dated August 21, 1996, the Company's Board of Directors approved, on August 14, 1996, a change in the Company's fiscal year from March 31 to December 31. The Company intends to file a transition report on Form 10-K for the nine-month period ending December 31, 1996.

    NOTE 8 - The Company has appropriately expensed, per its policy, research and development costs when incurred.

    NOTE 9 - The Company has reclassified research and development expenses as of June 30, 1996 to conform with the financial statement presentation at September 30, 1996. This reclassification has no effect on earnings.

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

    The following overview reflects the recent divestiture of the Company's catalog related business. Any comments relating to operating results or issues are reflective of the continuing network security business. The Company's revenues were generated by the sale of network security products, integration and support services to companies doing business on the Internet and internal networks. The divestiture of the Company's catalog related business is recorded as discontinued operations in the accompanying unaudited financial statements.

    The Company plans to develop and introduce new products to address the changing needs of the evolving network security market. There can be no assurance that the Company will be able to develop new products or that such products will achieve market acceptance, or, if market acceptance is achieved, that the Company will be able to maintain such acceptance for a significant period of time.

RESULTS OF CONTINUING OPERATIONS

    The following information should be read in conjunction with the consolidated financial statements and notes thereto:

For the three months            % to Net Revenue       % Change
ended September 30,                 1996    1995       96 v. 95

 Net Revenues:
   Product sales                    100%    100%          ---

 Gross Margins:
   Product sales                     44%     40%           4%

 Selling, general and
   administrative expenses           73%     38%           35%

 Research and development costs      42%     ---           42%
 Income (loss) from continuing
   operations                       (63%)     5%          (65%)

REVENUES: Total net revenues for the second quarter ended September 30, 1996 increased $491,746, or 84%, to $1,075,961 from
$584,215 for the second quarter ended September 30, 1995. This increase in net sales revenue was primarily due to the increasing need for network security as companies connect to the Internet.

GROSS MARGIN: Total gross margin dollars increased $234,181, or 102%, to $464,189 in the three month period ended September 30, 1996 from $230,008 in the same period last year. Gross margin improved as a result of the increase in sales and the growth in the network security market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, General and Administrative (SG&A) expenses increased 360% to $785,440 in the quarter ended September 30, 1996 from $218,362 in the quarter ended September 30, 1995. The increase was mainly attributable to planned headcount additions in the sales and technical support groups as the Company began to build its operation in preparation for future growth.

RESEARCH AND DEVELOPMENT COSTS: The Company began a research and development project in the current fiscal year. For the three months ended September 30, 1996, $446,245 in costs were expensed per Company policy.

INTEREST INCOME: Net interest income increased in the quarter ended September 30, 1996 to $90,872 from $3,195 in the same period last year. This increase is mainly attributable to available cash being invested at prevailing rates of interest.

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


For the six months                % to Net Revenue    % Change
ended September 30,                   1996   1995     96 v. 95

 Net Revenues:
   Product sales                      100%   100%       ---

 Gross Margins:
   Product sales                       39%    39%       ---

 Selling, general and
   administrative expenses             54%    30%       24%

 Research and development costs        23%    ---       23%

 Income (loss) from continuing
   operations                         (34%)    5%      (39%)

REVENUES: Total net revenues for six months ended September 30, 1996 increased $891,353 , or 68%, to $2,205,933 for the six months ended September 30, 1995. This increase in net sales revenue was primarily due to the increasing need for network security as companies connect to the Internet.

GROSS MARGIN: Total gross margin dollars increased $337,242, or 67%, to $842,325 in the six-month period ended September 30, 1996 from $505,083 in the same period last year. Gross margin improved as a result of the increase in sales and the growth in the network security market.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, General and Administrative (SG&A) expenses increased 306% to $1,177,596 in the six months ended September 30, 1996 from $385,189 in the same period ended September 30, 1995. The increase was mainly attributable to planned headcount additions in the sales and technical support groups as the Company began to build its operation in preparation for future growth.

RESEARCH AND DEVELOPMENT COSTS: The Company began a research and development project in the current fiscal year. For the six months ended September 30, 1996, $499,934 in costs were expensed per Company policy.

INTEREST INCOME: Net interest income increased in the six month period ended September 30, 1996 to $101,967 from $6,744 in the same period last year. This increase is mainly attributable to available cash being invested at prevailing rates of interest.



LIQUIDITY AND CAPITAL RESOURCES

(in thousands, except ratios)

                                       September 30,  March 31,
Financial Condition as of:                  1996          1996

Cash and cash equivalents                 $8,771        $1,410
Working capital                            6,569           401
Current ratio                               2.80          1.05


Cash Flow Activity Summary for                September 30,
the Six Months Ended                      1996          1995

  Net cash (used for) provided by
    continuing operating activities   $(1,646,267)   $ 260,285

  Net cash provided by (used for)
    investing activities              $ 7,480,156    $ (14,321)

Net cash provided by (used for)
  financing activities                $  (834,847)   $(147,350)


     The Company's net cash balance increased by $7,360,198 to $8,770,643 at September 30, 1996 from $1,410,445 at March 31,
1996. This increase was primarily attributable to the proceeds received from the divestiture of the catalog related business.

     Accounts receivable-trade decreased 92% to $433,000 at September 30, 1996 from $5,676,000 at March 31, 1996. This decrease resulted from the Company's divestiture of its catalog business.

     Working capital increased by $6,168,000 to $6,569,000 at September 30, 1996 from $401,000 at March 31, 1996. This increase was the result of the divestiture of its catalog business.

     The Company anticipates that its existing cash resources and cash flow from operations will be sufficient to fund its operations through the Company's current fiscal year ending December 31, 1996. Additionally, the Company currently anticipates that its available cash, expected cash flows from operations, and its borrowing capacity will be sufficient to fund operations through 1997.

                   PART II. - OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS

     The Company is not involved in any material legal proceedings.



ITEM 2.  CHANGES IN SECURITIES

     As of September 30, 1996, the Company's automatic conversion of its Series C Preferred Stock to Common Stock on a one-to-one basis has been completed.




ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended September 30, 1996.



ITEM 5.  OTHER INFORMATION

    Not applicable.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits: The following exhibits, required are filed as a part of this Quarterly Report on Form 10-Q.

        Exhibit
        Item No.    Item and Reference

         3.01       Restated Certificate of Incorporation of
                    The Software Developer's Company, Inc.
                    dated October 27, 1987

         3.02       Certificate of Amendment of Restated
                    Certificate of Incorporation of The
                    Software Developer's Company, Inc. dated
                    August 8, 1988

         3.03       Certificate of Amendment to Restated
                    Certificate of Incorporation of The
                    Software Developer's Company,Inc. dated
                    September 27, 1991

         3.04       Certificate of Amendment to Restated
                    Certificate of Incorporation of The
                    Software Developer's Company, Inc. dated
                    March 22, 1994

         3.05       Certificate of Amendment of Restated
                    Certificate of Incorporation of The
                    Software Developer's Company,Inc. dated
                    June 28, 1996.

        11.00       Computation of earnings per share.

      (b)  Reports on Form 8-K:

          On August 21, 1996 the Company filed a current report on Form 8-K related to a change in the Company's fiscal year from March 31 to December 31. The Company intends to file a transition report on Form 10-K for the nine-month period ending December 31, 1996.

          On July 3, 1996, the Company filed a report on Form 8-K dated June 28, 1996. The current report on Form 8-K was filed pursuant to Item 2 of Form 8-K announcing the closing of the sale of the Company's catalog business to Programmer's Paradise, Inc.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  NETEGRITY, INC.




Date: November 13, 1996           By:/s/ Barry N. Bycoff

                                     Barry N. Bycoff
                                     President and Chief
                                     Executive Officer (Principal
                                     Executive Officer)


Date: November 13, 1996           By:/s/ James O'Connor, Jr.

                                     James O'Connor, Jr.
                                     Vice President, Finance and
                                     Chief Financial Officer
                                     (Principal Financial and
                                      Chief Accounting Officer)

                                             EXHIBIT 11.00




                         NETEGRITY, INC.

                COMPUTATION OF EARNINGS PER SHARE

              (In thousands, except per share data)



                                           Three months ended
                                              September 30,
                                             1996      1995

Weighted average shares outstanding         9,109      8,751

Net effect of dilutive stock options
  and warrants - based on the treasury
  stock method using the average
  market price                                636        400

      Total                                 9,745      9,151

Net (loss) income from continuing
  operations                              $ (677)     $   10

Net income(loss) from discontinued
  operations                                 ---          21

Gain on sale of assets from
  discontinued operations                    ---         ---

Net income for EPS computation            $ (677)     $   31

Per share amounts:
 (Loss) income from continuing
   operations                             $(0.07)      $0.00
 Income from discontinued
   operations                                ---        0.00
 Gain on sale of assets from
   discontinued operations                   ---         ---

    NET INCOME PER SHARE                  $(0.07)      $0.00

                         NETEGRITY, INC.

            COMPUTATION OF EARNINGS PER SHARE(CONT.)

              (In thousands, except per share data)




                                           Six months ended
                                             September 30,
                                           1996        1995

Weighted average shares outstanding       9,109        8,775

Net effect of dilutive stock options
  and warrants - based on the treasury
  stock method using the average
  market price                              630          409

     Total                                9,739        9,184

Net (loss) income from continuing
  operations                             $ (752)      $   64

Net income(loss) from discontinued
  operations                               (520)         176


Gain on sale of assets from
  discontinued operations                 6,000          ---

Net income for EPS computation           $4,728       $  240

Per share amounts:
  (Loss) income from continuing
    operations                           $(0.08)       $0.01
  Income from discontinued
    operations                            (0.05)        0.02
  Gain on sale of assets from
    discontinued operations                0.62          ---

     NET INCOME PER SHARE                 $0.49        $0.03

                                           EXHIBIT 3.01



          RESTATED CERTIFICATE OF INCORPORATION
                         OF
          THE SOFTWARE DEVELOPER'S COMPANY, INC.


The Software Developer's Company, Inc., a corporation organized and existing under the General Corporation Law of the State of Delaware (the "Corporation"), filed its Certificate of Incorporation with the Secretary of State of the State of Delaware on September 11, 1986. Said Certificate of Incorporation was further amended by the filing of a Certificate of Agreement of Merger on October 3, 1986. Desiring to further amend its Certificate of Incorporation, as heretofore amended, and to restate the same, as amended, The Software Developer's Company, Inc. does hereby certify:

     FIRST:    That the Board of Directors of the Corporation, by
unanimous written consent, duly adopted .resolutions proposing and declaring advisable the amendment and restatement of the Certificate of Incorporation of the Corporation as hereinafter set forth.

     SECOND:   That, thereafter, the stockholders of the
Corporation, at a meeting duly called and held at which a quorum was present and acting throughout, voted the necessary number of shares as required by statute in favor of the amendment and restatement.

     THIRD:    That upon the Effectiveness of the filing of this
Restated Certificate of incorporation with the Secretary of State of Delaware (i) each currently outstanding share of the Corporation's Series A Common Stock, $.01 par value per share shall be converted into one share of Common Stock, $.01 par value per share, and (ii) each currently outstanding share of the Corporation's Series B Common Stock, $.01 par value per share shall be converted into one share of Common Stock, $.01 par value per share.

     FOURTH:   That this Restated Certificate of Incorporation
has been duly adopted in accordance with Sections 242 and 245 of the General Corporation Law of the State of Delaware.
FIFTH:    That the text of the Certificate of Incorporation of
The Software Developer's Company, Inc. is hereby further amended and restated in full to read as follows:

          ARTICLE FIRST:  The name of the Corporation is The
Software Developer's Company, Inc.

          ARTICLE SECOND: The address of its registered office in the State of Delaware is Corporation Trust Center, 1209 Orange Street, in the City of Wilmington, County of New Castle, Delaware 19801. The name of its registered agent at such address is The Corporation Trust Company.

          ARTICLE THIRD: The nature of the business or purposes to be conducted or promoted is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

          ARTICLE FOURTH: The total number of shares of stock which the Corporation shall have authority to issue is Four Million (4,000,000) shares, with Three Million Five Hundred Thousand (3,500,000) shares of Common Stock with a par value of one cent ($.01) per share (the "Common Stock"), and Five Hundred Thousand (500,000) shares of Preferred Stock with a par value of one ($.01) per share (the "Preferred Stock").

     A description of the respective classes of stock and a statement of the designations, preferences, voting powers (or no voting powers), relative, participating, optional or other special rights and privileges and the qualifications, limitations and restrictions of the Preferred Stock and Common Stock are as follows:

A.   PREFERRED STOCK

The Preferred Stock may be issued in one or more series at such time or times and for such consideration or considerations as at least two-thirds of the members of the Board of Directors of the Corporation may determine. Each series shall be so designated as to distinguish the shares thereof from the shares of all other series and classes. Except as otherwise provided in this Restated Certificate of Incorporation, different series of Preferred Stock shall not be construed to constitute different classes of shares for the purpose of voting by classes.
The Board of Directors of the Corporation is expressly authorized, by a vote or written consent of at least two-thirds of the directors then in office, to provide for the issuance of all or any shares of the Preferred Stock in one or more series, each with such designations, preferences, voting powers (or no voting powers), relative, participating, optional or other special rights and privileges and such qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions adopted by the Board of Directors of the Corporation to create such series, and a Certificate of Designation of said resolution or resolutions shall be filed in accordance with the General Corporation Law of the State of Delaware. The authority of the Board of Directors of the Corporation with respect to each such series shall include, without limitation of the foregoing, the right to provide that the shares of each such series may be: (i) subject to redemption at such time or times and at such price or prices; (ii) entitled to receive dividends (which may be cumulative or non-cumulative), at such rates, on such conditions, and at such times, and payable in preference to, or in such relation to, the dividends payable on any other class or classes or any other series; (iii) entitled to such rights upon the dissolution of, or upon any distribution of the assets of, the Corporation; (iv) convertible into, or exchangeable for, shares of any other class or classes of capital stock, or of any other series of the same or any other class or classes of stock of the Corporation at such price or prices or at such rates of exchange and with such adjustments, if any; (v) entitled to the benefit of such limitations, if any, on the issuance of additional shares of such series or shares of any other series of Preferred Stock; or (vi) entitled to such other preferences, powers, qualifications, rights and privileges, all as the Board of Directors of the Corporation may deem advisable and as are not inconsistent with law and the provisions of this Restated Certificate of Incorporation.

B.   COMMON STOCK

     1. Relative Rights of Preferred Stock and Common Stock. All preferences, voting powers, relative, participating, optional or other special rights and privileges, and qualifications, limitations, or restrictions of the Common Stock are expressly made subject and subordinate to those that may be fixed from time to time with respect to any shares of the Preferred Stock.

     2. Voting Rights. Except as otherwise required by law or this Restated Certificate of Incorporation, each holder of Common Stock shall have one vote in respect of each share of stock held by him of record on the books of the Corporation for the election of directors and on all matters submitted to a vote of stockholders of the Corporation. Except. as otherwise required by law or as set forth in this Restated Certificate of Incorporation, any further amendment or restatement thereof, or in any Certificate of Designation filed in accordance with the General Corporation Law of the State of Delaware with respect to the Preferred Stock, the holders of Common Stock and Preferred Stock shall vote together as a single class on all matters submitted to the stockholders for a vote.

     3. Dividends. Subject to the preferential rights of the Preferred Stock, if any, the holders of shares of Common Stock shall be entitled to receive, when, as and if declared by the Board of Directors of the Corporation, out of the assets of the Corporation which are by law available therefor, dividends payable either in cash, in property or in shares of capital stock.

     4. Dissolution, Liquidation or Winding Up. In the event of any dissolution, liquidation or winding up of the affairs of the Corporation, after distribution in full of the preferential amounts, if any, to be distributed to the holders of shares of the Preferred Stock, the holders of Common Stock shall be entitled to receive all of the remaining assets of the Corporation of whatever kind available for distribution to stockholders ratably in proportion to the number of shares of Common Stock held by them respectively, unless otherwise provided by law or this Amended and Restated Certificate of Incorporation, any further amendment or restatement thereof, or in any Certificate of Designation filed in accordance with the General Corporation Law of the State of Delaware with respect to the Preferred Stock.

          ARTICLE FIFTH: The Corporation is to have perpetual existence.

          ARTICLE SIXTH: In furtherance and not in limitation of the powers conferred by the laws of the State of Delaware:

A. The Board of Directors of the Corporation is expressly authorized to adopt, amend or repeal the By-laws of the Corporation.

B. Elections of directors need not be by written ballot unless the By-laws of the Corporation shall so provide.

C. The books of the Corporation may be kept at such place within or without the State of Delaware as the By-laws of the Corporation may provide or as may be designated from time to time by the Board of Directors of the Corporation.

D. Any vote or votes authorizing liquidation of the Corporation or proceedings for its dissolution may provide, subject to the rights of creditors and the rights expressly provided for particular classes or series of capital stock, for the distribution among the stockholders of the Corporation of the assets of the Corporation as provided herein, wholly or in part or in kind, whether such assets be in cash or other property, and may authorize the Board of Directors of the Corporation to determine the valuation of the different assets of the Corporation for the purpose of such liquidation and may divide or authorize the Board of Directors to divide such assets or any part thereof among the stockholders of the Corporation, in such manner that every stockholder will receive a proportionate amount in value (determined as provided herein) of cash or property of the Corporation upon such liquidation or dissolution even though each stockholder may not receive a strictly proportionate part of each such asset.

          ARTICLE SEVENTH: Whenever a compromise or arrangement is proposed between the Corporation and its creditors or any class of them and/or between the Corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of the Corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for the Corporation under the provisions of Section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for the Corporation under the provisions of Section 279 of Title 8 of the Delaware Code, order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of the Corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of the Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of the Corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or: on all the stockholders or class of stockholders of the Corporation, as the case may be and also on the Corporation.

          ARTICLE EIGHTH:

          Section 1. Elimination of Personal Liability. The Corporation eliminates the personal liability of each m ember of its Board of Directors to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, provided that the foregoing shall not eliminate the liability of a director (i) for any breach of such director's duty of loyalty to the Corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of Title 8 of the Delaware Code, or (iv) for any transaction from which such director derived an improper personal benefit.

     If the General Corporation Law of the State of Delaware is amended in the future to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by the General Corporation Law of the State of Delaware, as so amended from time to time.

     Any repeal or modification of this Article Eighth shall not increase the personal liability of any director of this Corporation for any act or occurrence taking place prior to such repeal or modification, or otherwise adversely affect any right or protection of a director of the Corporation existing at the time of such repeal or modification.

          Section 2.(a) Right to Indemnification. Each person who was or is made a party or is threatened to be made a party to or is otherwise involved in any action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding"), by reason of the fact that he or she is or was a director, officer or employee of the Corporation or is or was serving at the request of the Corporation as a directors officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans (hereinafter an "indemnitee"), whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the Corporation to the fullest extent authorized by the General Corporation Law of the State of Delaware, as the same exists or may hereafter he amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than such law permitted the Corporation to provide prior to such amendment), against all expense, liability and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid in settlement) reasonably incurred or suffered by such indemnitee in Connection therewith and such indemnification shall continue as to an indemnitee who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the indemnitee's heirs, executors and administrators; provided, however, that except as provided in paragraph. (b) hereof with respect to proceedings to enforce rights to indemnification, the Corporation shall indemnify any such indemnitee in connection with a proceeding (or part thereof) initiated by such indemnitee only if such proceeding (or part thereof) was authorized by the Board of Directors of the Corporation. The right to indemnification conferred in this Section shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defending any such proceeding in advance of its final disposition (hereinafter an "advancement of expenses"); provided, however, that, if the General Corporation Law so of the State of Delaware requires, an advancement of expenses incurred by an indemnitee in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such indemnitee, including without limitation, service to an employee benefit plan) shall be made only upon delivery to the Corporation of an undertaking, by or on behalf of such indemnitee, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal that such indemnitee is not entitled to be indemnified for such expenses under this Section or otherwise (hereinafter an "undertaking").

          Section 2.(b) Right of Indemnitee to Bring Suit. If a claim under paragraph (a) of this Section is not paid in full by the Corporation within sixty days after a written claim has been received by the Corporation, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be twenty days, the indemnitee may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim. If successful in whole or in part in any such suit or in a suit brought by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the indemnitee shall be entitled to be paid also the expense of prosecuting or defending such suit. In (i) any suit brought by the indemnitee to enforce a right to indemnification hereunder (but not in a suit brought by the indemnitee to enforce a right to an advancement of expenses) it shall be a defense that, and
(ii) any suit by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking the Corporation shall be entitled to recover such expenses upon a final adjudication that, the indemnitee has not met the applicable standard of conduct set forth in the General Corporation Law of the State of Delaware. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such suit that indemnification of the indemnitee is proper in the circumstances because the indemnitee has met the applicable standard of conduct set forth in the General Corporation Law of the State of Delaware, nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) that the indemnitee has not met such applicable standard of conduct, shall create a presumption that the indemnitee has not met the applicable standard of conduct or, in the case of such a suit brought by the indemnitee, be a defense to such suit. In any suit brought by the indemnitee to enforce a right hereunder, or by the Corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the burden of proving that the indemnitee is not entitled to be indemnified or to such advancement of expenses under this Section or otherwise shall be on the Corporation.

          Section 2.(c) Non-Exclusivity of Rights. The rights to indemnification and to the advancement of expenses conferred in this Section shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, this Restated Certificate of Incorporation, bylaw, agreement, vote of stockholders or disinterested directors or otherwise.
(d) Insurance. The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the General Corporation Law of the State of Delaware.
(e) Indemnification of Agents of the Corporation. The Corporation may, to the extent authorized from time to time by the Board of Directors, grant rights to indemnification and to advancement of expenses, to any agent of the Corporation to the fullest extent of the provisions of this Section with respect to the indemnification and advancement of expenses of directors, officers and employees of the Corporation.

          ARTICLE NINTH: The Corporation reserves the right to amend or repeal any provision in this Restated Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon a stockholder herein are granted subject to this reservation.
IN WITNESS WHEREOF, The Software Developers Company, Inc. has caused this certificate to be signed by Bruce W. Lynch, its duly authorized President, and attested by John M. Hession, its duly authorized Secretary, this 20th day of October, 1987.



THE SOFTWARE DEVELOPER'S COMPANY, INC.


By:  /s/ Bruce W. Lynch
     Bruce W. Lynch, President




ATTEST:


/s/ John M. Hession
John M. Hession, Secretary
                            EXHIBIT 3.02




                CERTIFICATE OF AMENDMENT
                          OF
          RESTATED CERTIFICATE OF INCORPORATION
                          OF
          THE SOFTWARE DEVELOPER'S COMPANY, INC.


The Software Developer's Company, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), DOES HEREBY
CERTIFY:

     FIRST:    That the Board of Directors of said Corporation,
in a written consent dated July 13, 1988 in accordance with the provisions of Sections 141(f) and 222 of the General Corporation Law of the State of Delaware, adopted the following resolution authorizing a proposed amendment to the Restated Certificate of Incorporation of said Corporation, declaring said amendment to be advisable and recommending said amendment to the stockholders of the Corporation for approval thereby:

RESOLVED: That the Restated Certificate of Incorporation be amended to authorize &n additional 6,500,000 shares f Common
Stock and that such amendment be recommended to the stockholders as in the best interests of the Corporation.

     SECOND:   That the stockholders of said Corporation, at a
special meeting in lieu of annual meeting of stockholders held on July 28, 1988 in accordance with the provisions of Sections 211 and 222 of the General Corporation Law of the State of Delaware, voted to amend the Restated Certificate of Incorporation to authorize an additional 6,500,000 shares of Common Stock.

     THIRD:    That in accordance with the aforementioned
resolutions, the Restated Certificate of Incorporation of this Corporation is hereby amended by deleting the first sentence of Article FOURTH thereof in its entirety and replacing it with a new sentence so that, as amended, the first sentence of Article FOURTH shall read as follows:

The total number of shares of stock which the Corporation shall have authority to issue is Ten Million Five Hundred Thousand (10,500,000), with Ten million (10,000,000) shares of common stock with a par value of one cent ($.01) per share ("Common Stock"), and Five Hundred Thousand (500,000) shares of Preferred Stock with a par value of one cent ($.01) per share ("Preferred Stock").

     FOURTH:   That said amendment was duly adopted in accordance
with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

IN WITNESS WHEREOF, The Software Developer's Company, Inc. has caused this certificate to be signed by Bruce W. Lynch, President, and attested by John M. Hession, Secretary, this 8th day of August, 1988.



THE SOFTWARE DEVELOPER'S COMPANY, INC.


By:  /s/ Bruce W. Lynch
     Bruce W. Lynch, President




ATTEST:


/s/ John M. Hession
John M. Hession, Secretary

                                             EXHIBIT 3.03




                CERTIFICATE OF AMENDMENT
                           TO
          RESTATED CERTIFICATE OF INCORPORATION
                           OF
          THE SOFTWARE DEVELOPER'S COMPANY, INC.


     THE SOFTWARE DEVELOPER'S COMPANY, INC., a corporation organized and existing under and by virtue of the General
Corporation Law of the State of Delaware (the "Corporation"),
DOES HEREBY CERTIFY AS FOLLOWS:

     FIRST:    That the Board of Directors of said Corporation,
by unanimous written consent dated August 20, 1991, in accordance with the provisions of Section 141(f) of the General Corporation Law of the State of Delaware, adopted the following resolution authorizing a proposed amendment to the Restated Certificate of Incorporation of said Corporation, declaring said amendment to be advisable and recommending said amendment to the stockholders of the Corporation for approval thereby:

           RESOLVED:     That an amendment to the Company's
Restated Certificate of Incorporation to increase the number of authorized shares of undesignated Preferred Stock from 500,000 shares to 2,000,000 shares is hereby adopted and approved and shall be submitted to the Corporation's stockholders for their approval.

     SECOND:   That the stockholders of said Corporation, at an
Annual Meeting of Stockholders held on September 27, 1991, in accordance with the provisions of Sections 211, 222 and 242 of the General Corporation Law of the State of Delaware, voted to amend the Restated Certificate of Incorporation to authorize an additional 1,500,000 shares of Preferred Stock and to increase the number of authorized shares of Preferred Stock from 500,000 shares to 2,000,000 shares.

     THIRD:    That in accordance with the aforementioned
resolutions, the Restated Certificate of Incorporation of this Corporation is hereby amended by deleting the first sentence of Article FOURTH thereof in its entirety and replacing it with a new sentence so that, as amended, the first sentence of Article FOURTH shall read as follows:

          The total number of shares of stock which the Corporation shall have authority to issue is Twelve Million (12,000,000) shares, with Ten Million (10,000,000) shares of common stock with a par value of one cent ($.01) per share ("Common Stock"), and Two Million (2,000,000) shares of Preferred Stock with a par value of one cent ($.01) per share ("Preferred Stock").

     FOURTH:   That the stockholders of the Company duly adopted
such resolution by a majority vote at a meeting held in accordance with the provisions of Sections 222 and 242 of the General Corporation Law of the State of Delaware.

     IN WITNESS WHEREOF, The Software Developer's Company, Inc.
has caused this certificate to be signed by Stephen L. Watson, its President, and attested by John M. Hession, its Assistant
Secretary, as of this 27th day of September, 1991.




THE SOFTWARE DEVELOPER'S COMPANY, INC.


By:   /s/ Stephen L. Watson
          Stephen L. Watson, President



ATTEST:


/s/ John M. Hession
    John M. Hession, Assistant Secretary

                                          EXHIBIT 3.04




          THE SOFTWARE DEVELOPER'S COMPANY, INC.

               CERTIFICATE OF AMENDMENT
                         TO
          RESTATED CERTIFICATE OF INCORPORATION


     THE SOFTWARE DEVELOPER'S COMPANY, INC., a corporation organized and existing under and by virtue of the General
Corporation Law of the State of Delaware (the "Corporation"),
DOES HEREBY CERTIFY AS FOLLOWS:

     FIRST:    That the Board of Directors of said Corporation,
by unanimous written consent dated January 17, 1994, in accordance with the provisions of Section 141(f) of the General Corporation Law of the State of Delaware, adopted the following resolutions authorizing proposed amendments to the Restated Certificate of Incorporation of said Corporation, declaring said amendments to be advisable and recommending said amendments to the stockholders of the Corporation for approval thereby:

RESOLVED: TO approve an amendment to the Company's Restated Certificate of Incorporation, as amended (the "Charter"), to increase the number of authorized shares of Common Stock, par value $.01 per share, from 10,000,000 shares to 25,000,000 shares.

RESOLVED: To approve an amendment to the Company's Charter to increase the number of authorized shares of Preferred Stock, par value $.01 per share, from 1,519,320 shares to 5,000,000 shares.

     SECOND:   That the stockholders of said Corporation, at a
Special Meeting of Stockholders held on March 22, 1994, in accordance with the provisions of Sections 211, 222 and 242 of the General Corporation Law of the State of Delaware, voted to amend the Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 shares to 25,000,000 shares and to increase the authorized number of Preferred Stock from 1,519,320 shares to 5,000,000 shares.

     THIRD:    That in accordance with the aforementioned
resolutions, the Restated Certificate of Incorporation of this Corporation is hereby amended by deleting the first sentence of Article FOURTH thereof in its entirety and replacing it with a new sentence so that, as amended, the first sentence of Article FOURTH shall read as follows:

     The total number of shares of stock which the Corporation shall have authority to issue is Thirty Million (30,000,000) shares, with Twenty-five Million (25,000,000) shares of Common Stock with a par value of one cent ($.01) per share ("Common Stock"), and Five Million (5,000,000) shares of Preferred Stock with a par value of one cent ($.01) per share ("Preferred Stock").

     FOURTH:   That the stockholders of the Company duly adopted
such resolution by a majority vote of each class outstanding at a meeting held in accordance with the provisions of Sections 222 and 242 of the General Corporation Law of the State of Delaware.

     IN WITNESS WHEREOF, The Software Developer's Company, Inc. has caused this certificate to be signed by Barry N. Bycoff, its President and Chief Executive Officer, and attested by John M. Hession, its Assistant Secretary, as of this 22nd day of March, 1994.



THE SOFTWARE DEVELOPER'S COMPANY, INC.


By:  /s/ Barry N. Bycoff
     Barry N. Bycoff, President
     and Chief Executive Officer



ATTEST:

/s/ John M. Hession
John M. Hession, Assistant Secretary

                                          EXHIBIT 3.5




               CERTIFICATE OF AMENDMENT
                         OF
          RESTATED CERTIFICATE OF INCORPORATION
                         OF
          THE SOFTWARE DEVELOPER'S COMPANY, INC.


     The Software Developer's Company, Inc. (the "Corporation"), a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Delaware
Law"), DOES HEREBY CERTIFY:

     FIRST.    The Board of Directors of the Corporation duly
adopted a resolution setting forth and declaring advisable the amendment of Article First of the Restated Certificate of Incorporation of the Corporation, so that, as amended, said Article shall read as follows:

          First.  The name of the corporation is Netegrity, Inc.

     SECOND.   The foregoing Amendment of the Restated
Certificate of Incorporation has been duly adopted by the written consent of stockholders in accordance with the provisions of Sections 228 and 242 of the Delaware Law. In addition, written notice of the adoption of the foregoing Amendment of the Restated Certificate of Incorporation has been given to those stockholders who did not consent in writing in accordance with Section 228 of the Delaware Law.

Signed and attested to on June 28, 1996.



THE SOFTWARE DEVELOPER'S COMPANY, INC.


By:  /s/ Barry N. Bycoff
     Barry N. Bycoff, President


Attest:

/s/ John Hession
John Hession, Assistant Secretary