Form 10-K
period 1996-12-31
NETEGRITY INC
filed 1997-03-17
CIK 840824

-------------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------
                                 FORM 10-K
                          ----------------------

_______ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, [Fee required] for the fiscal year ended _________________, or

  XX     Transition report pursuant to Section 13 or 15(d) of the Securities
------ Exchange Act of 1934, [No fee required] for the transition period from April 1, 1996 to December 31, 1996


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

       Securities registered pursuant to Section 12(g) of the Act: NONE
                        ------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K [______]

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant was approximately $23,647,000 based on the closing sale price of the Registrant's Common Stock on January 31, 1997 as reported by the Nasdaq Over-the-Counter Interdealer Automated Quotation System ($3.00 per share).

As of January 31, 1997 there were 9,254,946 shares of Common Stock outstanding.

-------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    NeTegrity, Inc. ("NeTegrity" or the "Company") designs, develops, markets and supports data and voice network security products combined with a full range of professional services tailored to protect and manage access to computer-based information resources. It works with leading organizations in the financial services, insurance, high tech, manufacturing, telecommunications and health care industries, as well as the government to secure mission-critical systems against a wide range of security threats. Its dedicated focus on network security enables the Company to help clients design security solutions that effectively respond to ever-present and constantly-arising security threats, while accommodating long-range, enterprise-level technology goals. The Company's Network Consulting Business provides a broad range of services that are customized to meet the complex requirements of each customer, including design, implementation, systems integration, and ongoing improvement of their security practices.

    The Company has been involved in the network security market since 1994, when it became the first North American distributor and reseller of Check Point Software Technologies, Ltd.'s ("Check Point") FireWall-1-TM-. Today, the Company is the leading U. S. value-added reseller of FireWall-1, distinguishing itself by providing comprehensive pre- and post-sales support and consulting services.

    The Company's SiteMinder-TM- Enterprise Security Manager ("SiteMinder"), will comprise a family of products and services to be developed by NeTegrity for authentication, network authorization and application authorization. SiteMinder was announced in October of 1996 as the industry's first open solution for centralized administration and control of all user access privileges for the various user-based security functions. It is a comprehensive enterprise security management system that centrally monitors and administers all network information access and usage, including Internet and Intranet applications, and is designed be open, integrated, and interoperable. The Company expects to distribute the SiteMinder products and services through its own sales force and through the establishment of reseller and OEM relationships.

    In November, 1996, the Company expanded its portfolio of security offerings by forming a joint venture with Encotone, Ltd., of Israel, the leader in acoustic smart-card security solutions. The joint venture, Encotone, Inc., will initially focus on marketing TeleID-TM- , an acoustic smart card which delivers extremely cost-effective, easy-to-use absolute identification over voice or data lines. TeleID generates a dynamic digital signature across any voice or data line to provide absolute identification of users as well as data encryption. TeleID is an inexpensive, user-friendly means of positively identifying a particular person and confirming a particular transaction anywhere in the world without the need for specialized card readers or similar devices. Initial target markets include telecommunications, banking and financial services firms.

    The Company and its joint venture are headquartered at 245 Winter Street, Waltham, Massachusetts, 02154, and the general telephone number is (617) 890-1700.

BUSINESS STRATEGY


    NeTegrity's objective is to be a leader in the voice and data network security market. The Company currently provides the security solutions companies need to confidently conduct business over public networks, like voice lines and the Internet, and to use their private networks as secure Intranets. Its focus on end-users, and a clear understanding of its customers' security requirements, have enabled the Company to become a major source for access control products, as well as provide support and security consulting services. The following are key elements of the Company's strategy:


  - Develop, bring to market and continue to enhance SiteMinder Enterprise Security Manager products. The Company plans to bring to market its SiteMinder products during fiscal 1997. It plans to continue to add new products and enhance other products to meet its customer's authentication and authorization needs within the context of an evolving enterprise environment.

  - Expand its product capability for additional network operating platforms and security products. The Company currently offers its SiteMinder server software for the NT platform and expects to develop versions for other platforms as market needs dictate. SiteMinder's open authentication server currently supports many authentication schemes including passwords and two-factor hardware tokens. The Company plans to add network authorization management and provide application authorization for Internet-based applications and many of the client/server platforms.

  - Expand direct sales, marketing and support channels. The Company currently sells Check Point's FireWall-1 and related support services in North America through its direct sales force. Beginning in 1997, the Company will also support its own SiteMinder product through a multi-channel distribution strategy including OEM's, resellers, and direct sales to current and future customers. The Company plans to expand its sales force and support organization accordingly in order to differentiate the Company's products from those of its competitors and to obtain insights into the future security requirements of its customers. The Company expects to continue to establish strategic marketing and other third-party relationships with vendors of operating systems, remote access products, Internet-related products and application software.

  - Build Consulting Services. The Company 's consulting services organization was formally launched in April, 1996 as a result of its customer support efforts. The Company currently provides fee-based, on-site consulting services that can provide an evaluation of existing security systems, identify short-comings in the networks and suggest corrective action. Services currently include: developing enterprise-wide security policies; auditing existing security; performing assessment to determine security vulnerability; and providing customization and integration support. With the addition of its SiteMinder product, the Company anticipates this organization to expand as it brings on new customers with additional security requirements.

MARKETS AND PRODUCTS

The Market: Computer and network security has historically been the focus of businesses engaged in security-conscious industries such as banking, telecommunications, aerospace and defense. As a result of the increase in the number of users having direct and remote access to enterprise networks and corporate data, unauthorized access to information resources has become a growing and costly problem for businesses of all types. Sensitive data that requires protection from unauthorized use include financial results, medical records, personnel files, customer files, research and development projects, marketing plans and other business information. Unauthorized access to this data may go undetected by the computer user or system administrator, especially if the information is not altered by the unauthorized party. Companies are vulnerable not only to unauthorized access to information resources by suppliers, customers and other third parties, but also to abuse by employees within their own organizations. As employees change jobs and companies change vendors, organizations must be able to react quickly in modifying or eliminating user access privileges.

    Currently there are three different functions necessary for the protection of information resources on a computer system or network: User Identification (authentication), Enforcement (network authorization), and Policy (application authorization).

    User Identification (authentication) is the first line of defense to prevent unauthorized users from accessing network resources. Products within this category are designed to determine who a user is and to identify all authorized users. Thus, even users who log onto a network from a node on the network must also identify themselves by typing a password. The popular systems today are relatively cost-effective and offer greater security than a simple personal identification number (PIN).

    The next line of defense is Enforcement (network authorization). Enforcement manages where a user can go by controlling their access to computers on the network and preventing them from gaining access to unauthorized areas. While routers provide a basic level of privilege control, they do not provide a sufficiently high level of security. Firewalls are the most widely deployed solution in this category. Their software architecture allows users to monitor traffic into and out of the network and to deny access to all or specified domains within the enterprise. Remote access servers are not served by firewalls and require additional capabilities to be incorporated in order to provide for user enforcement.

    The final level is Policy (application or information authorization), which manages what information the user has access to and what changes they can make to a particular piece of information.

    Underlying these three functions is the requirement for a centralized repository that provides for a single point of control for all user privileges in order to simplify administration and facilitate rapid changes. This centralized repository also provides a single point for auditing, monitoring and recording user activities on the network.

    The Company's SiteMinder product will address all of these functions by managing all user privileges. It currently provides for authentication management by integrating many of the authentication schemes available today. Future releases will provide network authorization by integrating with many remote access servers and firewalls and will manage application authorization by supporting many Web- and client/sever-based application environments.

    SiteMinder Enterprise Security Manager: SiteMinder is a product that will integrate authentication, authorization, auditing and administration capabilities on a single platform. As an open, standards-based platform, SiteMinder is a security solution which is interoperable and scalable, and offers centralized administration and auditing capabilities across the enterprise.

    The first release of SiteMinder focuses on the critical and inter-related functions of enterprise-wide authentication and on the centralized auditing, accounting, and administration of these functions across the organization. Since SiteMinder is open and scalable, its authentication and network authorization and application authorization products can be employed separately or in combination. Because of its unique underlying architecture, the combined use of its three products creates the most comprehensive central repository of user access information available.

    The Authentication Server currently provides centralized verification of user identity for network access across the enterprise and accommodates a wide variety of password and token schemes. By adopting the RADIUS standard, SiteMinder manages authentication for network access devices such as Check Point's FireWall-1 and Vasco Data Security, Inc.'s Access Key II. The Network Authorization Server will allow security managers to centrally manage user access to corporate network resources across the enterprise. The Application Authorization Server will allow security managers to centrally control activities at a very detailed level of granularity. The auditing, accounting and administration foundation of SiteMinder centrally controls authentication and authorization transactions and presents a consolidated view of these transactions for accounting purposes. Additionally, it inter-operates with security solutions from other vendors providing user management access for firewalls and remote access communication servers.

    Because the Company currently derives substantially all of its revenue from sales of its network security products and related services, any factor adversely affecting sales of these products and services would have a material adverse effect on the company. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of its network security products and its services. There can be no assurance that the Company will continue to be successful in marketing its products or any new or enhanced products. In addition, competitive pressures or other factors, including entry into new markets may result in significant price erosion that could have a material adverse effect on the Company's financial condition or results of operations.


SALES, MARKETING AND SUPPORT

Sales: The Company directly markets its products and services domestically through a telemarketing and telesales organization and indirectly markets through other resellers. The Company's telesales organization is divided into three territories in the United States. Its sales strategy involves qualifying prospects initially to determine their information security requirements, and strategic consultative selling once customers are identified. The Company currently markets its product and consulting services for network security solutions to large, corporate customers that desire to connect their corporate network to a public network such as the Internet. A customer's decision to use NeTegrity's products and services may involve a substantial financial commitment including license costs, maintenance fees, consulting fees and training, and in many cases the cost of a computer system to implement network security. To date, the desire to connect securely to the Internet as expeditiously as possible has minimized the length of the sales cycle. The Company also has a major account program currently staffed with one field sales representative where on-site meetings are conducted with accounts that have substantial product and service requirements.

Support Services: The Company believes that a customer's decision to purchase products from the Company is based, in part, on the services provided by the Company that help to quickly and effectively install and implement a network security system, educate the customer's staff, and support its ongoing operations. New services recently added assist the customer in developing, implementing and testing its security policies. Annual maintenance contracts are generally purchased for the first year of a customer's use of the Check Point FireWall-1 product and are renewable on an annual basis. Maintenance fees are typically equal to 20% of the list price for the product.

Marketing: In support of its sales efforts, the Company conducts its own marketing programs intended to position and promote its products and services. Marketing activities include direct mail, Internet marketing, advertising, public relations and trade shows, as well as directing the Company 's participation in industry programs and forums. The Company also benefits from joint marketing programs conducted with strategic partners, such as seminars, joint mailings, and lead swapping.


MERCHANDISING AND CUSTOMERS

    For the nine-month transition period ended December 31, 1996, the Company was a non-exclusive distributor of Check Point Software Technologies, Ltd.'s FireWall-1 product and a support services organization. In addition to the sale of FireWall-1 to end-users, the Company also distributed the product to a channel of approximately 21 value added resellers. These value added resellers accounted for approximately 17% of the license revenue achieved by the Company during the nine-month transition period ended December 31, 1996. The Company also benefits from the marketing programs conducted by Check Point. Many of Check Point's activities result in the generation of qualified leads, some of which are provided to the Company.

    The sale of Check Point's FireWall-1-TM- represented 72% of the Company's revenues in the nine-month transition period ended December 31, 1996, and 82% in the twelve month period ended March 31, 1996. Sale of the Company's services represented approximately 28% of revenues in nine-month transition period ended December 31, 1996, and 18% in the twelve month period ended March 31, 1996.

    The Company also plans to market and sell its proprietary SiteMinder Security Manager during fiscal 1997.

Customers: As of December 31, 1996, The Company licensed Check Point's FireWall-1 to approximately 350 customers. The Company's customers represent a broad cross-section of industries including financial, insurance, telecommunications, technology and consumer products. Its customers include Fortune 1000 companies, telecommunication companies, major financial institutions and large insurance companies. The Company has been able to increase its customer base by combining Check Point's FireWall-1 product with post-sales support services, including training and customer support. The Company expects that its customer base will grow with the addition of SiteMinder into its product mix.

    The Company's customers consist primarily of businesses and institutions. As corporate networks proliferate and become more complex, the number of industries concerned with system security and access to information will grow. No single customer, including direct end-users or resellers, accounted for more than 10% of the Company's total revenues during each of the years ended December 31, 1996, 1995 and 1994.


PURCHASING

    The Company purchases 100% of its FireWall-1 product directly through Check Point Software Technologies, Ltd. and purchases accompanying hardware through various manufacturers and distributors, where it can receive the most favorable prices. The Company has not experienced any material difficulties or delays in acquiring any of the products which it distributes.

DISTRIBUTION AND BACKLOG

    The Company generally ships product within 24 hours of the receipt of an order from a customer. Consequently, backlog is currently not a material factor.

COMPETITION

    The market for network security products is becoming highly competitive and is subject to rapid technological change. The Company believes that competition in this market is likely to intensify as a result of the increasing demand for security products. It currently experiences competition form a number of sources including competitors of Check Point's FireWall-1 product such as Raptor Systems, Inc., Trusted Information Systems, Inc.
(TIS), Border Network Technologies, Inc., as well as other resellers of Check Point's FireWall-1 product such as Sun Microsystems. Competition for its SiteMinder Security Manager product includes Security Dynamics Technologies, Inc., Axent Technologies, Inc., IBM, and Hewlett Packard. Additional competition for SiteMinder may develop as other companies in the industry begin to offer similar security management products. As the Company's network security product offerings expand to other segments of the security marketplace, the Company will likely incur additional competition. Current and potential competitors have established or may in the future establish cooperative relationships among themselves or with third parties to increase the availability of their products to the marketplace. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Many of the Company's current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than the Company.


PRODUCT RESEARCH AND DEVELOPMENT

    The market for network security products is characterized by rapid technological change, changes in customer requirements, new product introductions and enhancements, and emerging industry standards. The Company focuses significant resources on developing and improving its products in response to changes in operating systems, application software, computer hardware, networking software, and evolving customer requirements. The Company began to develop its own proprietary products in 1996. For the nine-month transition period ended December 31, 1996, the Company spent approximately $705,000, or 19% of revenue, on research and development. The Company is continuing its product development efforts for its current products, as well as developing next generation versions of its current products, in particular, SiteMinder Enterprise Security Manager.

    The company believes significant investments in product development are required to remain competitive. The Company intends to maintain the dollar amount of its product development expenditures in 1997 within the range of 10% to 15% of its revenue.

    The Company believes that its future success will depend in large part on its ability to enhance and broaden its existing product line to meet the evolving needs of the market. There can be no assurance that the Company will be able to respond effectively to technological changes or new industry standards or developments. In addition, the Company could be adversely affected if it were to incur significant delays or be unsuccessful in developing new products or enhancing its existing products, or if any such enhancements or new products do not gain market acceptance. In addition, a number of factors, including the timing of product introductions and enhancements by the Company or its competitors, market acceptance of new products, or customer order deferrals in anticipation of new products, may cause variations in the Company's quarterly operating results.

PROPRIETARY RIGHTS

    The Company depends upon a combination of patent and trademark laws, license agreements, non-disclosure and other contractual provisions to protect proprietary and distribution rights in its products. In addition, the Company attempts to protect its proprietary information and those of its vendors and partners through confidentiality and/or license agreements with its employees and others. Despite these precautions, it may be possible for unauthorized third parties to obtain information that the Company regards as proprietary and/or confidential.

    Management believes that, due to the rapid pace of innovation within the high-tech industry, factors such as technical and creative skills of its personnel and ongoing reliable services and support are as important in establishing and maintaining a leadership position within the industry as are the various forms of legal protections.


EMPLOYEES

    At December 31, 1996, the Company had a total of 24 full-time employees, of which 3 were involved in research and development, 14 in sales, marketing and customer support, and 7 in administration and finance. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and believes that its relationships with employees are good.


ITEM 2. PROPERTIES

    The Company's sole facility consists of approximately 5,760 square feet of leased office space in Waltham, Massachusetts. The Company occupies these premises under a commercial lease with current monthly payments of $7,920 expiring in May, 2001.

    During 1997 the Company may require additional space as it grows. The Company believes that suitable alternative space will be available should it need to expand.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded principally on the Nasdaq SmallCap Market-SM- tier of the Nasdaq Stock Market-SM- under the symbol "NETE" and is also traded on the Boston Stock Exchange under the symbol "NTY." The following table sets forth the range of quarterly high and low bid quotations for the Company's Common Stock as reported by Nasdaq. The quotations represent interdealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.




QUARTERLY 1995 QUOTATIONS                           HIGH TRADE     LOW TRADE
-------------------------                           ----------     ---------
January 1, 1995-March 31, 1995.......................   $1.687        $0.375
April 1, 1995-June 30, 1995..........................    $2.00         $1.00
July 1, 1995-September 30, 1995......................   $2.375        $0.938
October 1, 1995-December 31, 1995....................    $3.25        $1.563




QUARTERLY 1996 QUOTATIONS                           HIGH TRADE     LOW TRADE
-------------------------                           ----------     ---------
January 1, 1996-March 31, 1996....................     $1.938         $1.25
April 1, 1996-June 30, 1996.......................     $5.813        $1.563
July 1, 1996-September 30, 1996...................     $3.625        $1.938
October 1, 1996-December 31, 1996.................     $3.125        $1.875



    As of December 31, 1996, there were 135 holders of record and approximately 1,500 beneficial owners of the Company's 9,204,946 shares of Common Stock outstanding. The Company estimates that approximately 1,300 shareholders hold securities in street name.


ITEM 6. SELECTED FINANCIAL DATA

    In August of 1996, the Company elected to change its fiscal year from March 31 to December 31 to coincide with the calendar year. As a result, the Company's most recent financial reporting period was the nine-month transition period ended December 31, 1996. The following selected consolidated financial information should be reviewed in conjunction with
Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto in Item 8 of this report.

                                                       NINE-MONTH                   TWELVE-MONTH FISCAL YEAR
                                                    TRANSITION PERIOD                   ENDED MARCH 31,
                                                   ENDED DECEMBER 31,              --------------------------
                                                          1996            1996       1995          1994          1993
                                                   -------------------  ---------  ---------  ---------------  ---------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net revenues.....................................        $ 3,637        $ 3,725      $ 959          --            --
Cost of revenues.................................          2,176          2,173        488          --            --
                                                         -------        -------      ------      -------       -------
Gross profit.....................................          1,461          1,552        471          --            --

Selling, general and administrative expenses.....          2,303          1,178        305          --            --
Research and development costs...................            705             --         --          --            --
                                                         -------        -------      ------      -------       -------

Income (loss) from operations....................         (1,547)           374        166          --            --

Interest income (expense)........................            181             20         (1)         --            --
Share of loss from investment in Encotone,
  Inc............................................            (40)            --         --          --            --
                                                         --------       -------    -------      -------        -------
Income (loss) from continuing operations.........         (1,406)           394        165          --            --
Income (loss) from operation of discontinued
  operations.....................................           (520)          (240)        31     $  (270)       $ (971)
Gain on sale of assets of discontinued
  operations.....................................          6,000             --         --          --            --
                                                        --------        -------    -------     --------       --------

Income before provision for income taxes.........          4,074            154        196         (270)        (971)
Provision for income taxes.......................             74             25         --           --           --

           Net income............................       $  4,000        $   129    $   196    $    (270)      $ (971)
                                                   -------------------  ---------  ---------  --------------- ---------
                                                   -------------------  ---------  ---------  --------------- ---------

Per share amounts:
     From continuing operations..................       $ (0.14)        $  0.05    $  0.02           --           --
     From operation of discontinued operations...         (0.05)          (0.03)        --        (0.06)       (0.44)
     Gain on sale of assets......................          0.61              --         --           --           --
                                                   -------------------  ---------  ---------  ---------------  ---------
          Net income (loss) per share............       $  0.40         $  0.01    $  0.02     $  (0.06)       $(0.44)
                                                   -------------------  ---------  ---------  ---------------  ---------
                                                   -------------------  ---------  ---------  ---------------  ---------

     Weighted average common shares outstanding..         9,901           8,835      8,710        4,833         2,227





                                                                       AS OF                   AS OF MARCH 31,
                                                                   DECEMBER 31,   ----------------------------------------
                                                                       1996         1996       1995       1994       1993
                                                                   -------------  ---------  ---------  ---------  ---------
                                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
     Working capital (deficit)...................                   $   4,629    $     401  $     651  $     280  $    (196)
     Total assets................................                      10,259        9,170      7,127      6,929      9,449
     Long-term liabilities---....................                          --          187        300        385        153
     Stockholders' equity........................                       6,149        1,903      1,950      1,701        451


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

    The following overview reflects the recent divestiture of the Company's catalog related business. Any comments relating to operating results or issues are reflective of the continuing network security business. The Company's revenues were generated by the sale of network security products, integration and support services to companies doing business on the Internet and internal networks. The divestiture of the Company's catalog related business is recorded as discontinued operations in the accompanying financial statements contained in Item 8.

    The Company plans to develop and introduce new products to address the changing needs of the evolving network security market. There can be no assurance that the Company will be able to develop new products or that such products will achieve market acceptance, or, if market acceptance is achieved, that the Company will be able to maintain such acceptance for a significant period of time.

OVERVIEW

    The following information should be read in conjunction with the consolidated financial statements and notes thereto:


                                                                                        % TO NET REVENUES
                                                                -----------------------------------------------------------------
                                                                   NINE-MONTH
                                                                TRANSITION PERIOD                  TWELVE-MONTH FISCAL YEAR
                                                                ENDED DECEMBER 31,                      ENDED MARCH 31,
                                                                ------------------           ------------------------------------
                                                                       1996                  1996            1995           1994
                                                                ------------------           ----            ----           ----

Net Revenues.............................................              100%                  100%            100%            ---
Gross Margin.............................................               40%                   42%             49%            ---
Selling, general and administrative expenses.............               63%                   30%             32%            ---
Research and development costs...........................               19%                   --              --             ---

  Income (loss) from continuing operations...............              (39%)                  13%             17%            ---



Nine-Month Transition Period ended December 31, 1996 vs. Twelve-Month Fiscal Year ended March 31, 1996

    The sale of Check Point Software Technologies, Ltd.'s FireWall-1-TM-represented 72% of the Company's revenues in the nine-month transition period ended December 31, 1996, and 82% in the twelve month period ended March 31, 1996. Sale of the Company's services represented approximately 28% of revenues in the nine-month transition period ended December 31, 1996, and 18% in the twelve month period ended March 31, 1996.

Asset Sale: As of June 28, 1996, the Company completed the divestiture of its catalog related business, consisting of The Programmer's SuperShop ("TPS") catalog, the TPS web site, the corporate sales group, SDC Germany and SDC Communications. The Company completed the transaction for an aggregate price of $10,035,000. The aggregate price consisted of payment of $9,300,000 in immediately available funds and the deposit of $735,000 under an escrow arrangement. During August, 1996, $135,000 of the escrow was returned to the Company.

    The aggregate price of $10,035,000 was in exchange for the Company's tangible net assets of the catalog related business that at the time was estimated at approximately $1,500,000. The values of these net assets are currently being evaluated by a third party, and the Company expects that any purchase price adjustments that could occur as a result of the evaluation will have no material impact on the financial position or results of operations presented herein.

    The Company incurred $2,587,000 in expenses and write-offs related to the divestiture. These expenses were primarily comprised of write-off of goodwill, severance costs, professional fees, buy-outs of capital leases, and facility shut-down costs for its corporate offices and distribution facility. The Company reported a gain of $6,000,000 from the sale of the assets of its catalog related business. The Company will utilize a portion of its available operating loss carryforwards to decrease the amount of Federal and State corporate income taxes.

Fiscal Year ended March 31, 1996 vs. Fiscal Year ended March 31, 1995

Revenues: Total net revenues increased by $2,766,000, or 288%, to $3,725,000 in fiscal 1996 from $959,000 in fiscal 1995. The increase in revenues resulted from significant growth in the Company's sales due to the increasing need for network security as companies connected to the Internet.

Gross Margin: Total gross margin increased by $1,081,000, or 230%, to $1,552,000 in fiscal 1996 as compared to $471,000 in fiscal 1995. The increase in gross margin is directly attributable to the growth in revenues as disclosed above.

Selling, General and Administrative Expense: Selling, general and administrative ("SG&A") expenses increased by $872,000, or 286%, to $1,177,000 in fiscal 1996 from $305,000 in fiscal 1995. This increase was a result of the Company building its management and development staff infrastructure to bring to market its proprietary product line and address the growing network security marketplace.

Interest Expense: Net interest expenses, included as a component of discontinued operations, decreased by $54,364, or 30%, to $126,887 in fiscal 1996 from $181,251 in 1995. The decrease was primarily due to lower borrowing levels in fiscal 1996 with respect to the Company's line of credit.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands, except ratios)

                                                                                   NINE-MONTH
                                                                               TRANSITION PERIOD    TWELVE-MONTH FISCAL
                                                                               ENDED DECEMBER 31,    YEAR ENDED MARCH 31,
                                                                               -------------------  ---------------------
                                                                                     1996                  1996
                                                                               -------------------  ---------------------
Cash and cash equivalents.................................................        $   6,791             $   1,410
Working capital...........................................................            4,629                   401
Current ratio.............................................................             2.13                  1.05
Net cash provided by (used for) continuing  operating activities..........        $  (2,207)            $   1,253
Net cash provided by discontinued operating activities....................              437                   715
Net cash provided by (used for) investing activities......................            7,928                  (240)
Net cash used for financing activities....................................             (784)                 (989)


    For the nine-month transition period ended December 31, 1996, the Company's net cash flow from continuing operations decreased by $2,207,000. This decrease was a result of the Company's loss from continuing operations, which included research and development costs of $705,000, as well as significant reductions in accrued expenses and payroll, which were incurred prior to and in conjunction with the divestiture of its catalog operations.

    Accounts receivable-trade, after allowances for doubtful accounts, decreased by $4,888,000, or 86%, to $788,000 at December 31, 1996 from
$5,676,000 at March 31, 1996. This decrease was a direct result of the divestiture of the Company's catalog operation. The Company is currently experiencing a daily sales outstanding (DSO) of 37 days.

    In prior years reported, the Company had a $2,000,000 secured bank line of credit. This line of credit was repaid and expired on July 31, 1996 and has not been renewed.

    Working capital increased to $4,629,000 at December 31, 1996 from $401,000 at March 31, 1996. This increase was a direct result of the divestiture of the Company's catalog operation, which included a significant inflow of cash to the Company.

    The Company anticipates that its existing cash resources will be sufficient to fund its operations through December 31, 1997. Future capital requirements will depend on many factors, including cash flow from continuing operations, competition from larger network security developers and vendors, and the Company's ability to market and distribute products successfully. To the extent cash flow from operations is insufficient to fund the Company's activities, it may be necessary to raise additional funds through equity or debt financing. Additional debt financings will result in higher interest charges. Additional equity financings will result in dilution of stockholders' interests. The Company's future ability to generate cash from operations depends upon, among other things, revenue growth, improvements in operating productivity, its credit and payment terms with vendors and collections of accounts receivable. The Company currently anticipates that its available cash, expected cash flows from operations, and its borrowing capacity will be sufficient to fund operations through fiscal year 1997.

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



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements and the related auditors' reports are presented in the following pages. The consolidated financial statements filed in this Item 8 are as follows:

- Report of Independent Auditors

- Consolidated Balance Sheets--December 31, 1996 and March 31, 1996

- Consolidated Statements of Operations for the nine-month transition period ended December 31, 1996, and the fiscal years ended March 31, 1996 and 1995

- Consolidated Statements of Stockholders' Equity for the nine-month transition period ended December 31, 1996, and the fiscal years ended March 31, 1996 and 1995

- Consolidated Statements of Cash Flows for the nine-month transition period December 31, 1996 and the fiscal years ended March 31, 1996 and 1995

- Notes to Consolidated Financial Statements



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of NeTegrity, Inc.

    We have audited the accompanying consolidated balance sheets of NeTegrity, Inc. as of December 31, 1996 and March 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the nine-month transition period ended December 31, 1996 and the fiscal years ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeTegrity, Inc. as of December 31, 1996 and March 31, 1996 and the consolidated results of its operations and its cash flows for the nine-month transition period ended December 31, 1996 and the fiscal years ended March 31, 1996 and 1995 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND, L.L.P.

Boston, Massachusetts
January 29, 1997

                              NETEGRITY, INC.
                       Consolidated Balance Sheets

                                                                 DECEMBER 31,     MARCH 31,
                                                                     1996           1996
                                                                 -------------  -------------
ASSETS (Note D)
CURRENT ASSETS:
  Cash and cash equivalents.....................................  $   6,791,057  $   1,410,445
  Escrow receivable (Note G)....................................        600,000         --
  Accounts receivable-trade, net of allowance for doubtful
   accounts of $67,797 and $274,272 at December 31, 1996 and
   March 31, 1996, respectively.................................        787,780      5,676,239
 Accounts receivable-product, net of valuation reserve of
   $73,714 at March 31, 1996....................................           --           83,237
  Inventory.....................................................           --        1,292,961
  Other current assets..........................................        559,230        303,429
                                                                  -------------   ------------
     TOTAL CURRENT ASSETS.......................................      8,738,067      8,766,311
 EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET (Note B).............        287,323        745,268
 INTANGIBLE ASSETS, NET, INCLUDING GOODWILL (Note A)............           --          834,266
 OTHER ASSETS:
  Investment in Encotone, LTD. (Note C).........................      1,000,000         --
  Investment in Encotone, Inc. (Note C).........................        210,000         --
  Other.........................................................         23,360        109,900
                                                                  -------------  -------------
     TOTAL OTHER ASSETS.........................................      1,233,360        109,900
                                                                  -------------  -------------
 TOTAL ASSETS...................................................  $  10,258,750  $  10,455,745
                                                                  -------------  -------------
                                                                  -------------  -------------

The accompanying notes are an integral part of the consolidated financial statements.

                                  NETEGRITY, INC.
                        Consolidated Balance Sheets (cont.)

                                                                 DECEMBER 31,     MARCH 31,
                                                                     1996           1996
                                                                 -------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable-trade.........................................   $  2,099,436  $   4,631,213
 Other accrued expenses.........................................      2,009,890      2,528,072
 Line of credit (Note D)........................................         --            723,470
 Notes payable-related party (Note D)...........................         --            300,000
 Current portion of capitalized lease obligations (Note G)......         --            112,730
 Customer advances..............................................         --             69,480
                                                                  -------------  -------------
TOTAL CURRENT LIABILITIES......................................       4,109,326      8,364,965
LONG-TERM CAPITAL LEASE OBLIGATIONS (Note G)...................          --            187,417
                                                                  -------------  -------------
TOTAL LIABILITIES..............................................       4,109,326      8,552,382
COMMITMENTS AND CONTINGENCIES (Note E).........................          --             --
STOCKHOLDERS' EQUITY:
 Preferred stock, Series C voting, non-cumulative, $.01 par
   value, authorized 25,000,000 shares: 628,330 shares issued and outstanding at March 31, 1996. (Liquidation preference of
   $2.00 per share).............................................         --              6,283
 Common stock, voting, $.01 par value, authorized 25,000,000 shares: 9,204,946 shares issued and 9,179,845 shares
   outstanding at December 31, 1996; 8,197,887 shares issued and
   8,172,786 shares outstanding at March 31, 1996...............         92,049         81,979
 Additional paid-in capital.....................................     10,460,554      10,024,710
 Cumulative translation adjustment..............................         28,028          21,569
 Cumulative deficit.............................................     (4,147,550)     (8,147,521)
 Loan to officer (Note F).......................................       (200,000)          --
                                                                  -------------   -------------
                                                                      6,233,081       1,987,020
 Less--Treasury Stock, at cost: 25,101 shares...................        (83,657)        (83,657)
                                                                  -------------   -------------
TOTAL STOCKHOLDERS' EQUITY.....................................       6,149,424       1,903,363
                                                                  -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................   $  10,258,750   $  10,455,745
                                                                  -------------   -------------
                                                                  -------------   -------------

The accompanying notes are an integral part of the consolidated financial statements.

                                  NETEGRITY, INC.
                       Consolidated Statements of Operations

                                                                                           MARCH 31,
                                                                     DECEMBER 31,   ------------------------
                                                                         1996           1996         1995
                                                                    (NINE MONTHS)        (TWELVE MONTHS)
                                                                    --------------  ------------  ----------
Net revenues......................................................   $  3,637,037   $  3,724,757  $  958,744
Cost of revenues..................................................      2,175,626      2,172,734     487,777
                                                                    --------------  ------------  ----------
Gross profit......................................................      1,461,411      1,552,023     470,967
Selling, general and administrative expenses......................      2,303,478      1,177,438     305,344
Research and development costs....................................        705,298            --          --
                                                                    --------------  ------------  ----------
Income (loss) from operations.....................................     (1,547,365)       374,585     165,623
Interest income (expense).........................................        181,881         20,010        (526)
Share of loss from investment in Encotone, Inc....................        (40,000)           --          --
                                                                    --------------  ------------  ----------
Income (loss) from continuing operations..........................     (1,405,484)       394,595     165,097
Income (loss) from discontinued operations........................       (520,245)      (240,477)     30,584
Gain on sale of assets of discontinued operations.................      6,000,000            --          --
                                                                    --------------  ------------  ----------
Income before provision for income taxes..........................      4,074,271        154,118     195,681
Provision for income taxes........................................         74,300         25,200         --
                                                                    --------------  ------------  ----------
    NET INCOME....................................................   $  3,999,971   $    128,918  $  195,681
                                                                    --------------  ------------  ----------
                                                                    --------------  ------------  ----------
Earnings (loss) per share:
  Income (loss) from continuing operations........................   $      (0.14)  $       0.05  $     0.02
  Income (loss) from discontinued operations:
    Discontinued operations.......................................          (0.05)         (0.03)       0.02
    Gain on sale of assets........................................           0.61            --          --
                                                                    --------------  ------------  ----------
  Net income......................................................   $       0.40   $       0.01  $     0.02
                                                                    --------------  ------------  ----------
                                                                    --------------  ------------  ----------
Weighted average shares outstanding...............................      9,901,000      8,835,000    8,710,00

    The accompanying notes are an integral part of the consolidated financial statements.

                                      NETEGRITY, INC.
                       Consolidated Statements of Stockholders' Equity

                       SERIES C                ADDITIONAL    CUMULATIVE                                              TOTAL
                       PREFERRED    COMMON       PAID-IN     TRANSLATION   CUMULATIVE      LOAN TO     TREASURY   STOCKHOLDERS'
                         STOCK       STOCK       CAPITAL     ADJUSTMENT      DEFICIT       OFFICER      STOCK        EQUITY
                      -----------  ---------  -------------  -----------  -------------  -----------  ----------  ------------
BALANCE AT MARCH 31,
  1995..............   $   9,060   $  77,875  $   9,944,908   $  22,242   $  (8,020,439)     --       $ (83,657)   $1,949,989
Net income..........      --          --           --            --             128,918      --           --          128,918
Conversion of
  Preferred Stock
(277,638
  shares)--Series
  C.................      (2,777)      2,777       --            --            --            --           --           --
Issuance of Common
  Stock
(410,450 shares)....      --           1,327         79,802      --            --            --           --           81,129
Translation
  adjustment........      --          --           --              (673)       --            --           --             (673)
Distributions.......      --          --           --            --            (256,000)     --           --         (256,000)
                      -----------  ---------  -------------  -----------  -------------  -----------  ----------  ------------
BALANCE AT MARCH 31,
  1996..............   $   6,283   $  81,979  $  10,024,710   $  21,569   $  (8,147,521)     --       $  (83,657)  $1,903,363
                      -----------  ---------  -------------  -----------  -------------  -----------  ----------  ------------
                      -----------  ---------  -------------  -----------  -------------  -----------  ----------  ------------
Net income..........      --          --           --            --           3,999,971      --           --        3,999,971
Conversion of
  Preferred Stock
(628,330
  shares)--Series
  C.................      (6,283)      6,283       --            --            --            --           --           --
Issuance of Common
  Stock
(378,729 shares)....      --           3,787        435,844      --            --            --           --          439,631
Translation
  adjustment........      --          --           --             6,459        --            --           --            6,459
Loan to officer
  (Note F)..........      --          --           --            --            --        $  (200,000)     --         (200,000)
                      -----------  ---------  -------------  -----------  -------------  -----------  ----------  ------------
BALANCE AT DECEMBER
  31, 1996..........      --       $  92,049  $  10,460,554   $  28,028   $  (4,147,550) $  (200,000) $  (83,657)  $6,149,424
                      -----------  ---------  -------------  -----------  -------------  -----------  ----------  ------------
                      -----------  ---------  -------------  -----------  -------------  -----------  ----------  ------------

    The accompanying notes are an integral part of the consolidated financial statements.

                                  NETEGRITY, INC.
                       Consolidated Statements of Cash Flows

                                                                          DECEMBER 31,           MARCH 31,
                                                                         --------------  -------------------------
                                                                              1996           1996          1995
                                                                         (NINE MONTHS)        (TWELVE MONTHS)
                                                                         --------------  ------------  -----------

OPERATING ACTIVITIES
Net (loss) income from continuing operations...........................   $ (1,405,484)  $    468,915  $   165,097
Adjustments to reconcile income (loss) to net cash provided by (used for) operating activities:
  Share of loss from investment........................................         40,000        --           --
  Depreciation and amortization........................................         26,487          7,646       19,198
  Provision for doubtful accounts receivable...........................         56,771         11,026      --
Change in operating assets and liabilities:
  Escrow receivable....................................................       (600,000)       --           --
  Accounts receivable..................................................        137,935       (671,897)    (279,844)
  Inventory............................................................         21,400        (21,400)     --
  Other current assets.................................................        389,156       (117,249)     (70,720)
  Other assets.........................................................         52,053        (20,204)      (1,275)
  Accounts payable.....................................................        622,784        989,922      303,329
  Other accrued expenses...............................................     (1,542,083)       465,796      280,845
  Customer advances....................................................         (6,000)         6,000      --
  Intangible assets....................................................        --             134,014       (1,018)
                                                                         --------------  ------------  -----------
    Total adjustments..................................................       (801,497)       783,654      250,515
                                                                         --------------  ------------  -----------
    Net cash (used for) provided by continuing operating activities....     (2,206,981)     1,252,569      415,612
    Net cash provided by discontinued operating activities.............        436,859        715,305      380,664
                                                                         --------------  ------------  -----------
    Net cash (used for) provided by operating activities...............   $ (1,770,122)  $  1,967,874  $   796,276
                                                                         --------------  ------------  -----------

    The accompanying notes are an integral part of the consolidated financial statements.

                                 NETEGRITY, INC.
                  Consolidated Statements of Cash Flows (cont.)

                                                                                               MARCH 31,
                                                                       DECEMBER 31,         (TWELVE MONTHS)
                                                                           1996        -------------------------
                                                                       (NINE MONTHS)       1996         1995
                                                                      ---------------  ------------  -----------
INVESTING ACTIVITIES:
Proceeds from sale of certain assets................................  $     9,435,000       --           --
Capital expenditures for equipment and leasehold improvements.......         (256,886) $   (239,824) $  (252,835)
Investment in Encotone, LTD.........................................       (1,000,000)      --           --
Investment in Encotone, Inc.........................................         (250,000)      --           --
                                                                      ---------------  ------------  -----------
     Net cash provided by (used for)
       investing activities.........................................  $     7,928,114  $   (239,824) $  (252,835)
                                                                      ---------------  ------------  -----------
FINANCING ACTIVITIES:
Net proceeds from issuance of stock.................................          239,631         8,485        5,701
Payment on notes payable-related party..............................         (300,000)      --           --
Net payments on line of credit......................................         (723,470)     (700,000)  (1,401,000)
Principal debt payments.............................................        --              (22,092)    (200,000)
Principal payments under capital leases.............................        --              (44,711)     (42,695)
Distributions to ISC shareholder....................................        --             (231,000)     --
Proceeds from line of credit........................................        --              --         1,423,470
Net proceeds from debt..............................................        --              --            19,592
                                                                      ---------------  ------------  -----------
     Net cash used for financing activities.........................         (783,839)     (989,318)    (194,932)
                                                                      ---------------  ------------  -----------

Effect of exchange rate changes on cash.............................            6,459          (673)      50,317

     NET INCREASE IN CASH AND
     CASH EQUIVALENTS...............................................        5,380,612       738,059      398,826

Cash and cash equivalents at beginning of year......................        1,410,445       672,386      273,560
                                                                      ---------------  ------------  -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR............................  $     6,791,057  $  1,410,445  $   672,386
                                                                      ---------------  ------------  -----------
                                                                      ---------------  ------------  -----------
Supplemental Disclosures of Cash Flow Information:
  Interest paid.....................................................           17,778  $    162,887  $   217,251
                                                                      ---------------  ------------  -----------
                                                                      ---------------  ------------  -----------
Supplemental Disclosure of Non-Cash Activities:
  Loan to officer in exchange for common stock......................  $       200,000       --           --
  Non-cash distributions to ISC shareholder.........................        --          $    25,000      --
  Property purchased under capital leases...........................        --              317,847      --
  Collection of products in satisfaction of accounts receivable-
    product.........................................................        --         $    693,273  $ 1,203,640
                                                                      ---------------  ------------  -----------
                                                                      ---------------  ------------  -----------

    The accompanying notes are an integral part of the consolidated financial statements.

                                     NETEGRITY, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    Operations: The Company currently operates in the network security market. During June, 1996, the Company completed a full divestiture of its catalog business and changed its name from The Software Developer's Company, Inc. to NeTegrity, Inc. The results of operations of the divested catalog business is presented as discontinued operations herein.

    Principles of Consolidation: The financial statements of the Company also include the accounts and operations of its subsidiaries, Software Developers Company, GmbH ("SDC Germany") and Personal Computing Tools (PCT), of which the Company acquired 94% of the outstanding capital stock on June 29, 1993. The 6% equity interest in PCT not acquired by the Company would be shown as minority interest in the December 31, 1996 and March 31, 1996 consolidated balance sheets and the statements of operations for the nine-month transition period ended December 31, 1996 and the fiscal years ended March 31, 1996 and 1995, respectively. As of June 30, 1996, the Company discontinued all operations related to its SDC Germany and PCT catalog operation. The operating loss incurred in 1996 is accounted for in loss from discontinued operations.

    The Company accounts for its investment in Encotone, Inc. under the equity method of accounting (see Note C), and accordingly, the Company's share of the equity and net loss from operations for the initial period ended December 31, 1996 are consolidated into these financial statements.

    Cash and Cash Equivalents: Cash and cash equivalents include time deposits with a maturity of three months or less at the date of purchase.

    Concentration of Credit Risk: Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing. Credit risk on trade receivables is minimal.

    Revenue Recognition: The Company's revenues from continuing operations are primarily generated from licensing the rights to use software products developed by Checkpoint Software Technologies to end users and resellers. The Company also generates revenues from consulting and training services performed for customers and from support and software update rights (i.e., maintenance).

    Revenues from perpetual software license agreements are recognized as revenue upon delivery of the software as long as there are no significant post-delivery obligations.

    Revenues for maintenance are recognized ratably over the term of the support period. If maintenance is included in a license agreement, such amounts are unbundled from the license fee at their fair market value based on the value established by independent sale of such maintenance to customers. Consulting revenues are primarily related to implementation services performed under separate service arrangements related to the installation of software products. Such services do not include customization or modification of the underlying software code. If included in a license agreement, such services are unbundled at their fair market value based on the value established by the independent sale of such services to customers. Revenues from consulting and training services are recognized as the services are performed.

    Intangible Assets: Intangible assets consist of goodwill, customer lists and non-compete agreements arising from a business acquisition. The values assigned to intangible assets, based in part on independent appraisals, are being amortized on a straight-line basis.

    Goodwill representing the purchase price over the estimated fair value of the net assets of the acquired business is being amortized over a fifteen-year period. Other intangible assets are being amortized over a five-year period.

    Equipment and Leasehold Improvements: Equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over estimated useful lives from five to seven years. Amortization of leasehold improvements is provided using the straight-line method over the lives of the respective leases or the useful lives of the improvements, whichever is shorter.

    Maintenance and repairs are charged to operations as incurred. Renewals and betterments which materially extend the life of assets are capitalized and depreciated. Upon disposal, the asset cost and related accumulated depreciation are removed from their respective accounts. Any resulting gain or loss is reflected in earnings.

    Inventories: Inventories are stated at the lower of cost (first-in, first-out) on market and consist of products held for sale.

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

    Investments: Investments in equity securities, other than investments accounted for by the equity method are recorded at cost. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determinations, as well as potential impairments of value on a periodic basis, but at a minimum, quarterly.

    Marketing Expenses: Marketing expenses are charged to sales & marketing expenses as incurred.

    Support Services: In conjunction with the sale of Check Point Software Technologies' products, the Company provides, free of charge, pre-sale telephone technical support and product literature. The Company provides post-sales support to its customers who are covered under maintenance agreements. The costs relating to these services are expensed as incurred and included in Selling, General & Administrative expenses.

    Earnings (Loss) Per Share: Income per share of common stock is based upon the weighted average number of common shares outstanding excluding the effects of options and warrants, which are deemed to be anti-dilutive.

    Export Sales: The Company generates some revenues from international business. For all periods reported herein, the Company's export sales are deemed immaterial.

    Foreign Currency Translation: The functional currency of the Company's only foreign subsidiary is the local currency. Balance sheet accounts of the Company's foreign subsidiary are translated into U.S. dollars at current exchange rates. Income statement items are translated at the average rates during the year. Net translation gains or losses are recorded directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the determination of net income for the nine-month transition period ended December 31, 1996 and the fiscal years ended March 31, 1996 and 1995, respectively.

    Post-Retirement Benefits Other Than Pensions: The Company does not offer post-employment benefits to its retirees and as a result, is unaffected by Statement of Financial Accounting Standards No. 106 or 112 issued in December 1990 and November 1992, respectively.

    401K Plan: The Company maintains a 401K Plan for its employees. The Plan is intended as a retirement and tax deferred savings vehicle. All employees of the Company whose customary employment is for more than 20 hours per week are eligible to participate in the 401K Plan. Employees make their contributions through semi-monthly payroll deductions which are invested in any combination of several investment funds. The Company has made no matching contributions and has no current plans to do so.

    Fair Value of Financial Instruments: Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires the Company to disclose estimated fair values for its financial instruments, exclusive of leases, for which it is practicable to estimate fair value.

    For financial instruments including cash, accounts receivable and payable, and accrued expenses it is assumed that the carrying amount approximates fair value due to their short maturities.

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

    Reclassifications: Certain items on the March 31, 1996 and 1995 financial statements presented herein have been reclassified to conform to the presentation used at December 31, 1996.

NOTE B: EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements are stated at cost and consist of the following:

                                            DECEMBER 31    MARCH 31,
                                               1996          1996
                                           ------------  ------------


Computer equipment......................   $  240,714   $  1,757,049
Leasehold improvements..................       10,650        581,336
Furniture and fixtures..................       72,467        330,070
                                           ------------  ------------
                                              323,831      2,668,455
Less accumulated depreciation
  and amortization......................      (36,508)    (1,923,187)
                                           ------------  ------------
                                           $  287,323   $    745,268
                                           ------------  ------------
                                           ------------  ------------

    The depreciation expense recognized for the nine-month transition period ended December 31, 1996 and the fiscal years ended March 31, 1996 and 1995 was $26,487, $328,374 and $340,389, respectively.

NOTE C: INVESTMENT AND JOINT VENTURE

    In October of 1996, the Company invested $1,000,000 for a 10% equity interest in Encotone, LTD., a Jerusalem, Israel high-technology firm which develops technology and products that provide enhanced security for both voice and data network transactions. Its first product, TeleIDTM is a credit card-sized acoustical smart card. Since it is a 50% shareholder, the Company accounts for its investment in Encotone, LTD. under the cost method. The Company evaluates the value of its investments on an ongoing basis relying on a number of factors including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considers non-financial data such as market trends, customer relationships, technology developments and product development cycles.

    In October of 1996, the Company and Encotone, LTD. formed a joint venture in the U.S., Encotone, Inc., which was equally funded by both companies. Encotone, Inc. markets Encotone, LTD's smart card technology products in North, Central and South America. Since it is a 50% shareholder, the Company accounts for its investment in Encotone, Inc. under the equity method, and as of December 31, 1996, has reduced its investment by $40,000, its share of Encotone, Inc.'s operating loss for the initial period ended December 31, 1996.

NOTE D: BORROWINGS

    During March 1995, the Company entered into a working capital line of credit (the "Line") with Silicon Valley Bank. Under the agreement, the Company could have borrowed up to a maximum of $2,000,000 based upon the availability of eligible accounts receivable. The Line's interest was set at Prime plus 2.5%. Prime was 8.25% at March 31, 1996. The Line has been paid in full and was allowed to expire on July 31, 1996.

    On October 19, 1993, the Company exchanged and extended a term loan (the "Loan") with Stephen L. Watson, the Company's Chairman of the Board of Directors. The Loan was collateralized by all assets of the Company. The Loan was due and payable in December 1993 with interest payable monthly at 16% per annum. The principal of $300,000 was extended to December 1996, with interest accruing at 12% per annum, interest payable monthly in arrears. The Loan was subordinated to any commercial bank or other financial institution debt up to $4,000,000. As of September 30, 1996, the Company had repaid the Loan in full.

    As of December 31, 1996, the Company had no outstanding debt agreements.

NOTE E: COMMITMENTS AND CONTINGENCIES

    On June 1, 1996, the Company entered into a sixty month operating lease for its new office location in Waltham, Massachusetts. For the period ending December 31, 1996, the Company incurred rent expense of $55,440. Future minimum lease payments under the lease are as follows:

     Year ending December 31,
     ------------------------
               1997                                    $  98,400
               1998                                      100,800
               1999                                      100,800
               2000                                      100,800
               2001                                       42,000
                                                         -------
                                                       $ 442,800
                                                         -------
                                                         -------

NOTE F: LOAN TO OFFICER

    In May, 1996, Barry N. Bycoff, the Company's President and CEO, exercised an option to purchase 200,000 shares of the Company's common stock at a price of $1.00 per share. The Company's Board of Directors approved a loan to Mr. Bycoff as payment for this transaction. Mr. Bycoff issued the Company a full recourse note that is secured by the 200,000 shares of common stock. This note has an interest rate of 7% per annum.

NOTE G: ASSET SALE

    As of June 28, 1996, the Company completed the divestiture of its catalog related business, consisting of The Programmer's SuperShop ("TPS") catalog, the TPS web site, the corporate sales group, SDC Germany and SDC Communications. The Company completed the transaction for an aggregate price of $10,035,000. The aggregate price consisted of payment of $9,300,000 in immediately available funds and the deposit of $735,000 under an escrow arrangement. During August, 1996, $135,000 of the escrow was returned to the Company.

    The aggregate price of $10,035,000 was in exchange for the Company's tangible net assets of the catalog related business that at the time was estimated at approximately $1,500,000. The values of these net assets are currently being evaluated by a third party, and the Company expects that any purchase price adjustments that could occur as a result of the evaluation will have no material impact on the financial position or results of operations presented herein. The revenues of the divested catalog business were $11,800,000 for the nine-month transition period ended December 31, 1996 and $52,382,000 and $39,698,000 for the fiscal years ended March 31, 1996 and 1995, respectively. These revenues are a component of the net income (loss) from discontinued operations.

    The Company incurred $2,587,000 in expenses and write-offs related to the divestiture. These expenses were primarily comprised of write-off of goodwill, severance costs, professional fees, buy-outs of capital leases, and facility shut-down costs for its corporate offices and distribution facility. The Company reported a gain of $6,000,000 from the sale of the assets of its catalog related business. The Company utilized a deferred tax benefit related to net operating loss carryforwards of approximately $2,200,000 to offset Federal and State corporate income taxes.

NOTE H: INCOME TAXES

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

The components of the provision for income taxes are as follows:

                                                                                                        MARCH 31,
                                                                                 DECEMBER 31,     ----------------------
                                                                                     1996           1996        1995
                                                                              ------------------  ---------     -----
Current tax expense:
  Federal................................................................     $   74,300          $   6,200       --
  State..................................................................           --               19,000       --
                                                                               ---------           --------     --------
    Total................................................................     $   74,300          $  25,200       --

Deferred tax expense (benefit):
  Federal................................................................     $   --                   --         --
  State..................................................................         --                   --         --
                                                                               ---------           --------     --------
    Total................................................................     $   74,300            $25,200       --
                                                                               ---------           --------     --------
                                                                               ---------           --------     --------


    Significant components of the deferred tax assets are as follows:

                                                                                                MARCH 31,
                                                                       DECEMBER 31,     --------------------------
                                                                           1996             1996          1995
                                                                    ------------------  ------------  ------------
Net operating loss carryforward...................................  $  1,726,954        $  3,368,243  $  3,004,321
Accruals and reserves.............................................       458,357             258,662       180,012
Research and development tax credits..............................       193,375             154,238        86,600
Depreciation......................................................          --                65,524       184,573
Other, net........................................................        79,339               --           10,060
Valuation allowance...............................................    (2,458,025)         (3,846,667)   (3,465,566)
                                                                     -----------         -----------   -----------
                                                                     $      --          $      --      $    --
                                                                     -----------         -----------   -----------
                                                                     -----------         -----------   -----------

    The provision for income taxes differs from the federal statutory rate of 34% as follows:

                                                                                             MARCH 31,
                                                                     DECEMBER 31,  ------------------------------
                                                                         1996             1996            1995
                                                                     ------------  ------------------  ----------
Federal provision at 34%...........................................  $  1,385,160      $   43,832      $   66,532
State income taxes.................................................        --              19,000           --
Alternative minimum tax on asset sale--Federal.....................        74,300           6,200           --
Meals and entertainment............................................         3,482           6,913           3,826
Foreign loss, not benefitted.......................................        --               8,431          77,233
Goodwill...........................................................        --              45,219           --
Utilization of previously unrecognized NOL.........................    (1,388,642)        (75,787)       (192,813)
S-Corporation income not subject to tax............................        --             (28,608)          --
                                                                       ----------       ---------        --------
                                                                      $    74,300      $   25,200      $    --
                                                                       ----------       ---------        --------
                                                                       ----------       ---------        --------

    Due to the uncertainty surrounding the realization of tax benefits in future tax returns of the continuing business, the net deferred tax assets at December 31, 1996, March 31, 1996 and 1995 have been offset by a valuation allowance.

    At December 31, 1996, the Company has available for Federal income tax purposes net operating tax loss carryforwards of approximately $4,288,000 that are available to offset future taxable income at various dates through fiscal 2011. Certain provisions in the Internal Revenue Code may limit the net operating loss available for use in any given year in the event of any significant change of ownership.

NOTE I: POOLING OF INTERESTS

    On November 16, 1995, the Company acquired 100% of the outstanding capital stock of Internet Security Corporation ("ISC") in exchange for 465,838 shares of the Company's Common Stock. ISC, a Massachusetts corporation, markets and distributes certain software products and services under distribution and reseller agreements with third party software companies. A Form 8-K was duly filed with the Securities and Exchange Commission on November 30, 1995, a Form 8-KA was subsequently filed on January 30, 1996.

    Prior to the consummation of the transaction, ISC made an allowable distribution of $256,000 to its sole shareholder. The distribution consisted of cash of $231,000 and a vehicle with a net book value of $25,000. ISC was a subchapter S corporation prior to the consummation of the transaction, and therefore did not pay U.S. Federal income taxes. ISC will be included in the Company's U.S. Federal income tax return effective November 16, 1995, and therefore, a corresponding charge to income tax expense was recorded to reflect the anticipated tax due on net income generated from the date of consummation through March 31, 1996.

    The acquisition was accounted for as a "pooling of interest" transaction and, accordingly, the Company's current financial statements reflect the results of ISC in "continuing operations."

NOTE J: CAPITAL STOCK AND CAPITAL STOCK WARRANTS

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

Series C Preferred Stock: On October 19, 1993, the Company completed a private placement of Series C Preferred Stock and a recapitalization transaction. Private investors purchased 905,968 shares of Series C Preferred Stock at a price of $1.00 per share, resulting in net proceeds of approximately $781,000. The Series C Preferred Stock was convertible into Common Stock on a one-for-one basis and voted with the Common Stock on the same basis. The Series C Preferred Stock contained a number of features including a fixed liquidation preference of $2.00 per share, anti-dilution rights and two (2) Board of Director positions. The Company used the net proceeds from the private placement for working capital and general corporate purposes.

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

    As of September 30, 1996 all of the Company's Series C Preferred Stock has been converted into Common Stock on a one-to-one basis.

Warrants: In fiscal 1987, warrants to purchase 31,500 shares of Common Stock exercisable at $2.57 were issued and expire June 30, 1997.

    During fiscal 1991, the Company issued warrants to purchase 300,000 shares of Common Stock at $4.00 per share. These warrants expire June 30, 1997.

    At December 31, 1996, the Company has reserved 331,500 shares of Common Stock for the issuance upon exercise of these warrants.

NOTE K: STOCK OPTION PLANS

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

    The Stock Purchase Plan presently authorizes the issuance of 100,000 shares of Common Stock (subject to adjustment for capital changes) pursuant to the exercise of nontransferable options granted to participating employees. During the years ended March 31, 1996 and 1995 1,216, and 4,045 shares, respectively, of the Company's Common Stock were issued under the Stock Purchase Plan.

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

1994 Stock Plan: The 1994 Stock Plan is authorized to grant up to 2,000,000 (500,000 subject to approval at the Annual Meeting of Stockholders on April 9, 1997) options to purchase shares of Common Stock as incentives to officers, directors, employees and consultants of the Company, as approved by the Board of Directors. The options have an exercise price of 100% of the fair market value of Common Stock on the date of the grant and vest over periods as determined by the Board of Directors. At December 31, 1996, 1,914,000 options have been granted under the plan.

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

    Information as to the Company's stock options is as follows:

                                                    DECEMBER 31,                      MARCH 31,
                                                                           --------------------------------
                                                        1996                   1996                 1995
                                                    ------------           ------------          -----------
Options outstanding at beginning of year              1,523,845              1,389,404              768,330

Option activity during the year:
  Granted                                             1,125,250                417,500              845,052
  Exercised                                            (374,360)               (75,450)                 --
  Canceled                                              (78,640)              (207,600)            (223,978)
                                                      ---------               --------             ---------

Options outstanding at end of year                    2,196,095              1,523,854            1,389,404
                                                      ---------              ---------            ---------
                                                      ---------              ---------            ---------

Price range of outstanding options                   $0.78-4.50             $0.50-8.13           $0.50-8.13
                                                      ---------              ---------            ---------
                                                      ---------              ---------            ---------

Price range of options exercised                     $0.50-1.72             $0.50-1.25                  --
                                                      ---------              ---------            ---------
                                                      ---------              ---------            ---------

Options exercisable at end of year                    1,179,937                852,636              717,495
                                                      ---------              ---------            ---------
                                                      ---------              ---------            ---------

Options available for grant at end of year                  --               1,083,646            1,218,096
                                                      ---------              ---------            ---------
                                                      ---------              ---------            ---------

NOTE L: COMPARATIVE FINANCIAL INFORMATION

    As reported on Form 8-K, dated August 21, 1996, the Company's Board of Directors approved on August 14, 1996 a change in the Company's fiscal year from March 31 to December 31. The following represents unaudited comparative financial information for the period April 1, 1995 to December 31, 1995, which may be read in conjunction with the audited transition period, April 1, 1996 to December 31, 1996, presented on the consolidated statements of operations.

                                                           Nine Months ended
                                                           December 31, 1995
                                                              (Unaudited)
                                                           -----------------
Net revenue                                                   $2,395,846
Cost of revenues                                               1,414,329
                                                               ---------

Gross profit                                                     981,517

Selling, general and administrative expenses                     708,233
Research and development costs                                       --
                                                               ---------
Income (loss) from operations                                    273,284

Interest income                                                   13,689
Share of loss from investment                                        --
                                                               ---------

Income (loss) from continuing operations                         286,973

Income (loss) from discontinued operations                       (26,034)
Gain on sale of assets of discontinued operations                    --
                                                               ---------

Income before provision for income taxes                         260,939

Provision for income taxes                                        98,979
                                                               ---------

Net income                                                    $  161,960
                                                               ---------
                                                               ---------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The information required by this item is incorporated by reference to the information under the caption "Election of Directors" contained in the Company's definitive Proxy Statement filed on or before March 10, 1997 with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on April 9, 1997 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference to the information under the caption "Executive Compensation and Other Information Concerning Directors and Officers" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

    The information required by this item is incorporated by reference to the information under the caption "Management and Principal Holders of Voting Securities" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

    A. The following documents are filed as part of this report:

       1. FINANCIAL STATEMENTS

          The following financial statements are included in Item 8:

          a. Report of Independent Auditors

          b. Consolidated Balance Sheets--December 31, 1996 and March 31, 1996

          c. Consolidated Statements of Operations for the nine-month transition period ended December 31, 1996 and the fiscal years ended March 31, 1996 and 1995

          d. Consolidated Statements of Stockholders' Equity (Deficit) for the nine-month transition period ended December 31, 1996 and the fiscal years ended March 31, 1996 and 1995

          e. Consolidated Statements of Cash Flows for the nine-month transition period ended December 31, 1996 and the fiscal years ended March 31, 1996 and 1995

          f. Notes to Consolidated Financial Statements

       2. FINANCIAL STATEMENT SCHEDULES

          The following financial statement schedules are included in Item
          14(d):

          a. Report of Independent Auditors

          b. Schedule VIII: Valuation of Qualifying Accounts and Reserves

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


EXHIBIT
ITEM NO.   ITEM AND REFERENCE
--------   ---------------------------------------------------------------------

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

   3.03    Amended By-Laws of the Registrant (filed as Exhibit 3.03 to Annual
           Report on Form 10-K for the fiscal year ended March 31, 1991, and incorporated by reference).

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






  10.07    Form of Non-Qualified Stock Option Agreement for the Registrant's
           1988 Amended Non-Employee Director Stock Option Plan (filed as
           Exhibit 10.07 to Annual Report on Form 10-K for the fiscal year ended March 31, 1991, and incorporated by reference).

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

  10.26    Employment and Noncompetition Agreement by and among Richard J.
           Kosinski and the Registrant and Internet Security Corporation (filed as Exhibit 7.03 to Report on Form 8-K filed on November 30, 1995 and incorporated by reference).

  10.27    Holdback Agreement by and among the Registrant and Richard J.
           Kosinski dated November 16, 1995 (filed as Exhibit 7.04 to Report on
           Form 8-K filed on November 30, 1995 and incorporated by reference).

  11.01    Computation of Earnings Per Share (filed herewith).

  22.01    Subsidiaries of the Registrant (filed herewith).

  24.01    Consent of Coopers & Lybrand (filed herewith).


B. Reports on Form 8-K:

   The Company filed a Report on Form 8K/A on January 30, 1996 in connection with the Agreement and Plan of Merger among The Software Developer's Company, Inc., ISC Acquisition Corporation, Internet Security Corporation and Richard Kosinski dated as of October 17, 1995 (see Exhibits 10.24, 10.25, 10.26, and
   10.27 above).

C. Exhibits:

   The Company hereby files as part of this Form 10-K the exhibits listed in 14
   (a)(3) above.

D. Financial Statement Schedules:

   The Company hereby files as part of this Form 10-K in Item 14(d) attached hereto the financial statement schedules listed in Item 14 (a)(2) above.

                                NETEGRITY, INC.

                           ANNUAL REPORT ON FORM 10-K

                           Year Ended March 31, 1996










                                   ITEM 14(D)

                         FINANCIAL STATEMENT SCHEDULES

                                                                 Exhibit 24.01


                           REPORT OF INDEPENDENT AUDITORS

    In connection with our audits of the consolidated financial statements of NeTegrity, Inc. as of December 31, 1996 and March 31, 1996 and for the nine-month transition period ended December 31, 1996 and fiscal years ended March 31, 1996 and 1995, we have also audited the consolidated schedules included in this Annual Report (Form 10-K) for the nine-month transition period ended December 31, 1996 as listed in Item 14(a)(2).

    In our opinion, the consolidated schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be stated therein.

                                                      COOPERS & LYBRAND, L.L.P

Boston, Massachusetts
January 29, 1997

                                           NETEGRITY, INC.

                          SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                                                                        ALLOWANCE FOR
                                                  ALLOWANCE FOR            DOUBTFUL
                                                DOUBTFUL ACCOUNTS          ACCOUNTS              RESERVE
                                                    RECEIVABLE        RECEIVABLE--PRODUCT     FOR INVENTORY
                                                -----------------     -------------------     -------------


Balance as of March 31, 1994                         468,146                 259,715              323,150
                                                -----------------     -------------------     -------------

Additions charged to costs and expenses (A)          188,261                 152,490               57,480

Charge offs                                         (308,975)               (351,460)            (238,516)
                                                -----------------     -------------------     -------------

Balance as of March 31, 1995                         347,432                  60,745              142,114
                                                -----------------     -------------------     -------------

Additions charged to costs and expenses (A)          597,515                 124,900              267,030

Charge offs                                         (670,675)               (111,931)            (268,986)
                                                -----------------     -------------------     -------------

Balance as of March 31, 1996                       $ 274,272               $  73,714            $ 140,158
                                                -----------------     -------------------     -------------
                                                -----------------     -------------------     -------------

Amount transferred through divestiture              (184,663)                (73,714)            (140,158)

Charge offs                                          (21,812)                   --                   --
                                                -----------------     -------------------     -------------

Balance as of December 31, 1996                    $  67,797               $    --              $    --
                                                -----------------     -------------------     -------------
                                                -----------------     -------------------     -------------


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


                                NETEGRITY, INC.


                                /S/ Barry N. Bycoff
                                --------------------------------------
February 28, 1997               Barry N. Bycoff, President,
                                Chief Executive Officer and Director
                                (Principal Executive Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


February 28, 1997               /s/ Barry N. Bycoff
                                --------------------------------------
                                Barry N. Bycoff, President,
                                Chief Executive Officer and Director
                                (Principal Executive Officer)


February 28, 1997               /s/ James O'Connor, Jr
                                --------------------------------------
                                James O'Connor, Jr., Vice President,
                                Chief Financial Officer and Treasurer
                                (Principal Accounting and Financial Officer)


February 28, 1997               /s/ Eric R. Giler
                                --------------------------------------
                                Eric R. Giler, Director


February 28, 1997               /s/ Michael L. Mark
                                --------------------------------------
                                Michael L. Mark, Director


February 28, 1997               /s/ Milton J. Pappas
                                --------------------------------------
                                Milton J. Pappas, Director


February 28, 1997               /s/ Ralph B. Wagner
                                --------------------------------------
                                Ralph B. Wagner, Director


February 28, 1997               /s/ Stephen L. Watson
                                --------------------------------------
                                Stephen L. Watson
                                Chairman of the Board of Directors

                                                                Exhibit 11.01

                                NETEGRITY, INC.

                      COMPUTATION OF EARNINGS PER SHARE

                    (in thousands, except per share data)

                                                                 MARCH 31,
                                            DECEMBER 31,   --------------------
                                               1996          1996        1995
                                            ------------   --------    --------
PRIMARY:
-------
Average shares outstanding                        8,944      8,354       8,688

Net effect of stock options and warrants,
  if dilutive, based on the treasury stock
  method using the average market price             957        481          22
                                                  -----      -----       -----

     Total                                        9,901      8,835        8,710
                                                  -----      -----        -----
                                                  -----      -----        -----

  Net income for EPS computation                 $4,000     $  129       $  196
                                                  -----      -----        -----
                                                  -----      -----        -----

          Net income (loss) per share             $0.40      $0.01        $0.02
                                                   ----       ----         ----
                                                   ----       ----         ----

                                      42

                                                                 Exhibit 22.01

                               NETEGRITY, INC.

                        SUBSIDIARIES OF THE REGISTRANT

Encotone, Inc. (50% ownership)
245 Winter Street
Waltham, Massachusetts 02154
(617) 890-1700