Form 10-Q
period 1997-03-31
NETEGRITY INC
filed 1997-05-15
CIK 840824

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           ----------------------
                                   FORM 10-Q
                           ----------------------

  XX Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended March 31, 1997, or

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the transition period from ___________ to ___________

                         Commission File Number 1-10139
                         ------------------------------
                                NETEGRITY, INC.
            (Exact name of registrant as specified in its charter)

DELAWARE                                       04-2911320
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

245 Winter Street                              02154
Waltham, MA                                    (Zip Code)
(Address of principal executive offices)

                               (617)890-1700
                      (Registrant's Telephone Number)

        Securities registered pursuant to Section 12(g) of the Act: NONE
                        ----------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  XX     Yes          No
                                         -------      -------

As of April 9, 1997 there were 9,264,446 shares of Common Stock outstanding.

                                   FORM 10-Q

                                QUARTERLY REPORT

                                   ----------

                                TABLE OF CONTENTS

Facing Sheet..................................................   1

Table of Contents.............................................   2

PART I. FINANCIAL INFORMATION

  Item 1. Consolidated Financial Statements
    Consolidated Balance Sheets...............................   3
    Consolidated Statements of Operations.....................   5
    Consolidated Statements of Cash Flows.....................   6
    Notes to Consolidated Financial Statements................   8

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.......................  10

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings...................................  13

  Item 2. Changes in Securities...............................  13

  Item 3. Defaults Upon Senior Securities.....................  13

  Item 4. Submission of Matters to a Vote of Security Holders.  13

  Item 5. Other Information...................................  13

  Item 6. Exhibits and Reports on Form 8-K....................  13

SIGNATURES....................................................  14

Exhibit 11--Computation of earnings per share.................  15

                         PART I.--FINANCIAL INFORMATION

                                NETEGRITY, INC.
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                              MARCH 31,
                                                 1997                      DECEMBER 31,
                                              (UNAUDITED)                      1996
                                            -------------                  ------------

CURRENT ASSETS:

  Cash and cash equivalents..................  $5,876,911                 $   6,791,057
  Escrow receivable..........................  600,000                          600,000
  Accounts receivable-trade, net of
    allowance for doubtful accounts
    of $74,797 and $67,797 at March 31,
    1997 and December 31, 1996, respectively.     672,857                       787,780
  Other current assets.......................     572,931                       559,230
                                            -------------                  ------------
      TOTAL CURRENT ASSETS...................   7,722,699                     8,738,067
                                            -------------                  ------------
EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, NET..........................     345,271                       287,323

CAPITALIZED SOFTWARE COSTS...................     158,839                            --

OTHER ASSETS:
  Investment in Encotone, LTD................   1,000,000                     1,000,000
  Investment in Encotone, Inc................     153,956                       210,000
  Other......................................      23,360                        23,360
                                            -------------                  ------------
      TOTAL OTHER ASSETS.....................   1,177,316                     1,233,360
                                            -------------                  ------------
TOTAL ASSETS.................................  $9,404,125                 $  10,258,750
                                            -------------                  ------------
                                            -------------                  ------------

    The accompanying notes are an integral part of the financial statements.

                                NETEGRITY, INC.
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                        MARCH 31,
                                                                          1997           DECEMBER 31,
                                                                       (UNAUDITED)           1996
                                                                  ---------------------  -------------

CURRENT LIABILITIES:
  Accounts payable-trade........................................  $1,833,042            $   2,099,436
  Other accrued expenses........................................   1,966,767                2,009,890
                                                                   ---------               ----------
TOTAL LIABILITIES...............................................   3,799,809                4,109,326
                                                                   ---------               ----------
COMMITMENTS AND CONTINGENCIES...................................         --                        --

STOCKHOLDERS' EQUITY:
  Common stock, voting, $.01 par value,
    authorized 25,000,000 shares: 9,264,446
    shares issued and 9,239,845 shares
    outstanding at March 31, 1997; 9,204,946
    shares issued and 9,179,845 shares
    outstanding at December 31, 1996............................     92,650                    92,049
  Additional paid-in capital.................................... 10,563,154                10,460,554
  Cumulative translation adjustment.............................     28,028                    28,028
  Cumulative deficit............................................ (4,795,859)               (4,147,550)
  Loan to officer...............................................   (200,000)                 (200,000)
                                                                   --------                ----------
                                                                  5,687,973                 6,233,081
  Less--Treasury Stock, at cost:
    25,101 shares...............................................    (83,657)                  (83,657)
                                                                   --------                ----------
TOTAL STOCKHOLDERS' EQUITY......................................  5,604,316                  6,149,424
                                                                   --------                ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................... $9,404,125              $  10,258,750
                                                                   --------                ----------
                                                                   --------                ----------




    The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       FOR THE THREE MONTHS ENDED
                                                                MARCH 31,

                                                          1997                 1996
                                                        -----------      ----------
Net revenues.........................................       986,594       1,328,911
Cost of revenues.....................................       535,251         755,048
                                                        -----------      ----------
Gross profit.........................................       451,343         573,863

Selling, general and administrative
  expenses...........................................     1,021,522         398,786
Research and development costs.......................       101,148              --
                                                        -----------      ----------
Income (loss) from operations of continuing
  operations.........................................     (671,327)         175,077

Interest income......................................       79,062            6,334

Share of loss from investment
  in Encotone, Inc...................................      (56,044)              --
                                                        -----------      ----------
Income (loss) from continuing operations.............     (648,309)         181,411

Loss from discontinued operations....................           --         (214,453)
                                                        -----------      ----------
Net loss.............................................    $(648,309)      $  (33,042)
                                                        -----------      ----------
                                                        -----------      ----------

Earnings (loss) per share:
  Income (loss) from continuing operations...........    $   (0.07)      $     0.02
  Loss from discontinued operations..................           --            (0.02)
                                                        -----------      ----------
    Net loss.........................................    $   (0.07)      $     0.00
                                                        -----------      ----------
                                                        -----------      ----------
Weighted average shares outstanding..................    9,261,616        8,835,000

    The accompanying notes are an integral part of the financial statements.

                                NETEGRITY, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          FOR THE THREE MONTHS ENDED
                                                                   MARCH 31,
                                                          1997                 1996
                                                        -----------      ----------
OPERATING ACTIVITIES

Net income (loss) from continuing operations......       $(648,309)        $181,411
                                                         ----------        --------
Adjustments to reconcile income (loss) to
  net cash provided by (used for)
  operating activities:
    Share of loss from investment.................          56,044              --
Depreciation and amortization.....................          16,500           4,483
Provision for doubtful accounts receivable........           7,000             500
Change in operating assets and liabilities:
  Accounts receivable.............................         107,923         (81,792)
  Other current assets............................         (13,701)        (90,646)
  Accounts payable................................        (234,628)        542,468
  Other accrued expenses..........................         (43,123)        316,420
  Accrued income taxes............................              --        (180,000)
  Intangible assets...............................              --         (42,417)
                                                        -----------      ----------
  Total adjustments...............................        (103,985)        469,016

  Net cash (used for) provided by
    continuing operating activities...............        (752,294)        650,427

  Net cash (used for) provided by
     discontinued operating activities............         (31,766)        351,557
                                                        -----------      ----------
  Net cash (used for) provided by
     operating activities.........................     $  (784,060)   $  1,001,984
                                                        -----------      ----------
                                                        -----------      ----------

    The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          FOR THE THREE MONTHS ENDED
                                                                   MARCH 31,
                                                          1997                 1996
                                                        -----------      ----------

INVESTING ACTIVITIES:

Capitalized software costs............................  $  (158,839)             --
Capital expenditures for equipment and
  leasehold improvements..............................      (74,448)   $   (110,337)
                                                        -----------      ----------
    Net cash used for investing activities............     (233,287)       (110,337)
                                                        -----------      ----------
FINANCING ACTIVITIES:

Net proceeds from issuance of stock...................      103,201          14,336
Net payments on line of credit........................           --        (700,000)
Principal debt payments...............................           --         (22,092)
Principal payments under capital leases...............           --         (17,700)
                                                        -----------      ----------
    Net cash provided by (used for)
     financing activities.............................      103,201        (725,456)
                                                        -----------      ----------
Effect of exchange rate changes on cash...............           --         (13,807)

  NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS..............................    (914,146)         152,384

Cash and cash equivalents at beginning of period......    6,791,057       1,258,061
                                                        -----------      ----------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD........   $5,876,911     $ 1,410,445
                                                        -----------      ----------
                                                        -----------      ----------

Supplemental Disclosures of Cash
  Flow Information:
    Interest paid....................................          --     $     44,037
                                                        -----------      ----------
                                                        -----------      ----------

    Income taxes paid................................  $   63,557               --
                                                        -----------      ----------
                                                        -----------      ----------

    The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Note 1--The unaudited financial information furnished herein reflects all adjustments which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the Company's financial position, cash flows and the results of its operations for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 1996, included in Form 10-K filed on March 17, 1997.

    Note 2--The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1997.

    Note 3--Minority interest represents the minority shareholders' proportionate share of their equity of Personal Computing Tools, Inc. (PCT). At March 31, 1997, the Company owned 94% of the capital stock of PCT.

    Note 4--Net income per share is based upon the weighted average number of common shares outstanding including the dilutive effects of options and warrants.

    Note 5--The Company provides for income taxes during interim reporting periods based on reported earnings before income taxes using an estimate of the annual effective tax rate. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for tax purposes. These deferred taxes are measured by applying currently enacted tax laws.

    Note 6--Effective April 1, 1993, the Company changed its method of accounting for incomes taxes from the deferred method to the liability method required by FASB Statement No. 109 "Accounting for Income Taxes". The effect of the adoption of this statement had no impact on the operating results, components of income tax expense or financial position of the Company.

    The principal components of the Company's deferred tax assets as of January 1, 1997 consisted of the following (in thousands):


  Deferred tax assets:
    Expenses not currently deductible....................       $     731
    Operating loss carry forwards........................           1,727
                                                                    -----
                                                                    2,458
Valuation allowance......................................          (2,458)
                                                                    -----
    Net..................................................              --
                                                                    -----
                                                                    -----

    As a result of the divestiture described in Note 7, the Company estimates the utilization of approximately $6,000,000 of its current available operating loss carryforward.

    Note 7--As of June 28, 1996, the Company completed the divestiture of its catalog related business, consisting of The Programmer's SuperShop ("TPS")catalog, the TPS web site, the corporate sales group, the German subsidiary ("SDC Germany") and SDC Communications. The Company completed the transaction for an aggregate price of $10,035,000. The aggregate price consisted of payment of $9,300,000 in immediately available funds and the deposit of $735,000 under an escrow arrangement. As of August 12, 1996, $135,000 of the escrow has been returned to the Company. The final purchase price of $10,035,000 was a negotiated settlement. Prior to the closing, the parties had a dispute as to how catalog revenue should be measured under the Agreement.

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

    Note 8--Effective February 1, 1997, the company has begun to capitalize eligible software costs as required by FASB Statement No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company capitalizes eligible software costs upon establishing product technological feasibility and will amortize these costs on a product-by-product basis, commencing upon release of the products to customers, on a straight-line basis over the economic life of the product. Costs related to research, design and development of computer software are charged to research and development expense as incurred.

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

RESULTS OF CONTINUING OPERATIONS

    The following information should be read in conjunction with the consolidated financial statements and notes thereto:


FOR THE THREE MONTHS                             % to Net Revenue        % Change
ENDED MARCH 31,                                  1997         1996       97 v. 96
---------------                                  ----         ----       --------
Net Revenues:
  Product sales............................       100%         100%           ---

Gross Margins:
  Product sales............................        46%          43%             3%

Selling, general and administrative
  expenses.................................        104%          30%            74%

Research and development costs.............         10%           --            10%

Income (loss) from continuing operations...        (66%)        (14%)          (80%)

    Revenues: Net revenues for the first quarter ended March 31, 1997 decreased by $342,317, or 26%, to $986,594 from $1,328,911 for the quarter ended March 31,
1996. This decrease is due to the Company's decision to eliminate hardware sales to its customers as well as to reduce its distribution of FireWall-1 to other resellers in the industry. Revenues generated from these two portions of the business were approximately 334,000 lower in the quarter ended March 31, 1997 versus March 31, 1996. These portions of the business were eliminated or reduced because they yield low margins and do not fit with the Company's longer-term strategic plan.

    Gross Profit: Total Gross Profit dollars for the first quarter ended March 31, 1997 decreased by $122,520, or 21%, to $451,343 from $573,863 for the quarter ended March 31, 1996. This decrease can be attributed to the corresponding decrease in Net Revenues, discussed above.

    Selling, General and Administrative Expenses: Selling, general and administrative expenses for the first quarter ended March 31, 1997 increased by $622,736 or 156%, to $1,021,522 from $398,786 for the quarter ended March 31,
1996. This increase was a result of the Company continuing the building of its management and employee infrastructure to bring to market its proprietary product line and address the growing network security marketplace.

    Research and Development Costs: Research and Development expenditures for the first quarter ended March 31, 1997 were $259,987 as compared to $0 for the quarter ended March 31, 1996. Beginning February 1, 1997, $158,839 of these expenditures were capitalized as a result of the Company realizing technological feasibility. The Company is continuing the development of new products to address the changing needs of the evolving network security market. Research and Development Costs are expensed as incurred, and are capitalized upon establishing technological feasibility on a product-by-product basis.

Interest Income: Interest income for the first quarter ended March 31, 1997 increased $72,728 from $6,334 for the quarter ended March 31, 1996. This increase is mainly attributable to available cash being invested at prevailing rates of interest.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands, except ratios)

                                                 MARCH 31,         DECEMBER 31,
FINANCIAL CONDITION AS OF                          1997             1996
-------------------------                          ----             ----
  Cash and cash equivalents..................  $   5,876        $   6,791
   Working capital...........................      3,923            4,629
   Current ratio.............................       2.03             2.13

CASH FLOW ACTIVITY SUMMARY FOR                   MARCH 31,        MARCH 31,
THE THREE MONTHS ENDED                             1997             1996
------------------------------                   ---------         -------

Net cash (used for) provided by
  continuing operating activities............     (784,060)            427

Net cash used for investing activities.......     (233,287)       (110,337)

Net cash provided by (used for)
  financing activities.......................      103,201        (725,456)

    The Company's net cash balance decreased by $914,000 to $5,877,000 at March 31, 1997 from $6,791,000 at December 31, 1996. This decrease was primarily attributable to increased expenditures related to building the Company's infrastructure and the research and development costs associated with bringing its flagship product to market.

    Accounts receivable-trade decreased 15% to $673,000 at March 31, 1997 from $788,000 at December 31, 1996. This decrease resulted from the corresponding decrease in net revenues discussed above.

    Working capital decreased by $706,000 to $3,923,000 at March 31, 1997 from $4,629,000 at December 31, 1996. This decrease was primarily attributable to increased expenditures related to building the Company's infrastructure and the research and development costs associated with bringing its flagship product to market.

    The Company anticipates that its existing cash resources and cash flow from operations will be sufficient to fund its operations through the Company's current fiscal year ending December 31, 1997. Additionally, the Company currently anticipates that its available cash, expected cash flows from operations, and its borrowing capacity will be sufficient to fund operations through 1998.

                          PART II.--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is not involved in any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES

    There have been no changes in securities during the quarter ended March 31, 1997

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended March 31, 1997.

ITEM 5. OTHER INFORMATION

    NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NETEGRITY, INC.



Date: May 14, 1997                        BY: /S/ BARRY N. BYCOFF
                                             -----------------------------
                                             Barry N. Bycoff
                                             President and Chief Executive
                                             Officer (Principal Executive
                                             Officer)




Date: May 14, 1997                       BY: /S/ JAMES O'CONNOR, JR.
                                            ------------------------------
                                            James O'Connor, Jr.
                                            Vice President, Finance and
                                            Chief Financial Officer
                                            (Principal Financial and Chief
                                            Accounting Officer)