Form 10-Q
period 1997-06-30
NETEGRITY INC
filed 1997-08-08
CIK 840824

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q
                        __________________

XX Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the quarterly period ended June 30, 1997, or

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the transition period from ___________ to

                  Commission File Number 1-10139


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

As of July 31, 1997 there were 9,269,446 shares of Common Stock outstanding.

                          FORM 10-Q

                        QUARTERLY REPORT

                        ----------------

                       TABLE OF CONTENTS


Facing Sheet. . . . . . . . . . . . . . . . . . . . . . . 1

Table of Contents . . . . . . . . . . . . . . . . . . . . 2


PART I.  FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements

         Consolidated Balance Sheets  . . . . . . . . . . 3
         Consolidated Statements of Operations. . . . . . 5
         Consolidated Statements of Cash Flows. . . . . . 7
         Notes to Consolidated Financial Statements . . . 9

 Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations . . . . . . .11


PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings  . . . . . . . . . . . . . . .16

 Item 2.  Changes in Securitities. . . . . . . . . . . . .16

 Item 3.  Defaults Upon Senior Securities. . . . . . . . .16

 Item 4.  Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . .16

 Item 5.  Other Information. . . . . . . . . . . . . . . .18

 Item 6.  Exhibits and Reports on Form 8-K . . . . . . . .18


 SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . .19

Exhibit 11 - Computation of earnings per share . . . . . .20

                 PART I. - FINANCIAL INFORMATION

                        NETEGRITY, INC.
                  CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                          June 30,
                                            1997    December 31,
                                        (unaudited)     1996


CURRENT ASSETS:

  Cash and cash equivalents               $4,620,286 $ 6,791,057
  Escrow receivable                          600,000     600,000
  Accounts receivable-trade, net of
    allowance for doubtful accounts
    of $74,797 and $67,797 at June 30
    1997 and December 31, 1996,
    respectively                             501,619     787,780
  Other current assets                       553,627     559,230

  TOTAL CURRENT ASSETS                     6,275,532   8,738,067

EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, NET                          501,497     287,323

CAPITALIZED SOFTWARE COSTS                   344,189       ---

OTHER ASSETS:

  Investment in Encotone, Inc.               106,252     210,000
  Investment in Encotone, LTD.                 ---     1,000,000
    Other                                     33,922      23,360

  TOTAL OTHER ASSETS                         140,174   1,233,360

TOTAL ASSETS                              $7,261,392 $10,258,750




The accompanying notes are an integral part of the financial statements.

                        NETEGRITY, INC.
                  CONSOLIDATED BALANCE SHEET

             LIABILITIES AND STOCKHOLDERS' EQUITY


                                        June 30,
                                         1997        December 31,
                                     (unaudited)         1996

CURRENT LIABILITIES:

  Accounts payable-trade               $ 1,562,431 $ 2,099,436
  Other accrued expenses                 2,016,977   2,009,890
  Capital lease obligation                  30,058       ---

TOTAL LIABILITIES                        3,609,466   4,109,326

COMMITMENTS AND CONTINGENCIES                ---         ---

STOCKHOLDERS' EQUITY:
  Common stock, voting, $.01 par
    value, authorized 25,000,000
    shares: 9,269,446 shares
    issued and 9,244,345 shares
    outstanding at June 30, 1997;
    9,204,946 shares issued and
    9,179,845 shares outstanding
    at December 31, 1996                    92,699      92,049
  Additional paid-in capital            10,569,354  10,460,554
  Cumulative translation adjustment         28,028      28,028
  Cumulative deficit                    (6,754,498) (4,147,550)
  Loan to officer                         (200,000)   (200,000)

                                         3,735,583   6,233,081
  Less - Treasury Stock, at cost:
  25,101 shares                            (83,657)    (83,657)

TOTAL STOCKHOLDERS' EQUITY               3,651,926   6,149,424

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $ 7,261,392 $10,258,750


The accompanying notes are an integral part of the financial statements.
                         NETEGRITY, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                      For the three months ended
                                                 June 30,
                                            1997           1996

Net revenues                              $1,183,656  $1,129,972
Cost of revenues                             699,702     751,836
  Gross profit                               483,954     378,136

  Selling, general & administrative
    expenses                               1,457,545     445,845

Loss from operations of continuing
  operations                                (973,591)    (67,709)

Interest income                               62,656      11,095
Share of loss from investment
  in Encotone, Inc.                          (47,704)      ---
Write off of investment in
  Encotone, LTD.                          (1,000,000)      ---

Loss from operations of continuing
  operations                              (1,958,639)    (56,614)
Loss from operations of discontinued
  operations                                   ---      (520,245)
Gain on sale of assets of
  discontinued operations                      ---     6,000,000

(Loss) income before provision for
  income taxes                            (1,958,639)  5,423,141

Provision for income taxes                     ---        19,000

  NET (LOSS) INCOME                       $(1,958,639) $5,404,141

Earnings (loss) per share:
  Loss from continuing operations             $(0.21)     $(0.01)
  Loss from operations of discontinued
  operations                                     ---       (0.05)
  Gain on sale of assets of
    discontinued operations                      ---        0.62
       NET(LOSS)INCOME PER SHARE              $(0.21)      $0.56

Weighted average shares outstanding        9,269,446   9,747,000

The accompanying notes are an integral part of the financial statements.

                         NETEGRITY, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                       For the six months ended
                                                 June 30,
                                           1997           1996

Net revenues                              $2,170,250  $2,458,883
Cost of revenues                           1,234,953   1,506,884
  Gross profit                               935,297     951,999

  Selling, general & administrative
    expenses                               2,479,067     844,631
  Research and development costs             101,148       ---

Income (loss) from operations of
  continuing operations                   (1,644,918)    107,368

Interest income                              141,718      17,429
Share of loss from investment in
  Encotone, Inc.                            (103,748)      ---
Write off of investment in
  Encotone, LTD.                          (1,000,000)      ---

(Loss) income from continuing
  operations                              (2,606,948)    124,797
Loss from operations of
  discontinued operations                      ---      (734,698)
Gain on sale of assets of
  discontinued operations                      ---     6,000,000

(Loss) income before provision for
  income taxes                            (2,606,948)  5,390,099

Provision for income taxes                     ---        19,000

  NET (LOSS) INCOME                      $(2,606,948) $5,371,099

Earnings (loss) per share:
 (Loss) income from continuing
    operations                                $(0.28)      $0.01
  Loss from operations of
    discontinued operations                      ---       (0.08)
  Gain on sale of assets of
    discontinued operations                      ---        0.66
     NET (LOSS) INCOME PER SHARE              $(0.28)      $0.59

Weighted average shares outstanding        9,265,279   9,052,000


The accompanying notes are an integral part of the financial statements.
                         NETEGRITY, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                       For the six months ended
                                                 June 30,
                                          1997           1996

OPERATING ACTIVITIES:

Net(loss) income from continuing
  operations                             $(2,606,948)  $ 105,797

Adjustments to reconcile (loss)
  income to net cash (used for)
  provided by operating activities:
  Share of loss from investment in
    Encotone, Inc.                           103,748       ---
  Write off of investment in
    Encotone, LTD.                         1,000,000       ---
  Depreciation and amortization               44,494      10,981
  Provision for doubtful accounts
    receivable                                 7,000       8,000

Change in operating assets and
  liabilities:
    Accounts receivable                      279,161     184,688
    Other current assets                       5,603    (203,549)
    Other assets                             (10,562)      ---
    Accounts payable                        (537,005)    383,570
    Other accrued expenses                    48,542     199,054
    Accrued income taxes                       ---      (180,000)
    Intangible assets                          ---       (42,417)

  Total adjustments                          940,981     360,327

  Net cash (used for) provided by
    continuing operating activities       (1,665,967)    466,124

  Net cash (used for) provided by
    discontinued operating activities        (41,455)  2,721,713

  Net cash (used for) provided by
    operating activities                 $(1,707,422) $3,187,837


The accompanying notes are an integral part of the financial statements.

                         NETEGRITY, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
                           (Unaudited)


                                        For the six months ended
                                                 June 30,
                                           1997           1996

INVESTING  ACTIVITIES:
Capitalized software costs              $  (344,189)       ---
Capital expenditures for equipment
  and leasehold improvements               (226,294)  $ (231,858)
Proceeds from sale of certain assets          ---      6,159,455
  Net cash (used for) provided by
   investing activities                    (570,483)   5,927,597

FINANCING  ACTIVITIES:
Net proceeds from issuance of stock         109,450       44,234
Principal payments under capital leases      (2,316)     (17,700)
Net payments on line of credit                 ---        41,248
Principal debt payments                        ---       (22,092)

  Net cash provided by financing
    activities                              107,134       45,690

Effect of exchange rate changes
  on cash                                     ---        (13,807)

  NET (DECREASE) INCREASE IN CASH
    AND CASH EQUIVALENTS                 (2,170,771)   9,147,317

Cash and cash equivalents at
  beginning of period                     6,791,057    1,258,061

  CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                        $4,620,286  $10,405,378

Supplemental Disclosures of Cash
  Flow Information:
  Interest paid                          $      424  $    64,293
  Income taxes paid                      $   63,557        ---

Supplemental disclosure of non cash
  investing and financing activities:
  Write off of investment in
    Encotone, LTD.                       $1,000,000        ---
  Purchase of equipment under
    capital lease obligation             $   32,374        ---


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

    Note 2 - The results of operations for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1997.

    Note 3 - Minority interest represents the minority shareholders' proportionate share of their equity of Personal
Computing Tools, Inc. (PCT).  At June 30, 1997, the Company owned
94% of the capital stock of PCT.

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

    Note 6 - As of June 28, 1996, the Company completed the ivestiture of its catalog related business, consisting of The rogrammer's SuperShop ("TPS")catalog, the TPS web site, the corporate sales group, the German subsidiary ("SDC Germany") and SDC Communications. The Company completed the transaction for an aggregate price of $10,035,000. The aggregate price consisted of payment of $9,300,000 in immediately available funds and the deposit of $735,000 under an escrow arrangement. As of August 12, 1996, $135,000 of the escrow has been returned to the Company. The final purchase price of $10,035,000 was a negotiated settlement. Prior to the closing, the parties had a dispute as to how catalog revenue should be measured under the Agreement.

    The aggregate price of $10,035,000 assumed that the Company transferred to the Purchaser as of the Closing date, tangible net assets of the catalog related business that equaled to $1,500,000. These net assets are currently being audited and the Company expects no material adjustments.

      The Company incurred $2,587,000 in expenses and write-offs related to the divestiture. These expenses were primarily comprised of write-off of goodwill, severance costs, professional fees and facility shut-down costs for its corporate offices and distribution facility. The Company reported a gain of $6,000,000 from the sale of the assets of its catalog related business.

      Note 7 - Effective February 1, 1997, the company began to capitalize eligible software costs as required by FASB Statement No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company capitalizes eligible software costs upon establishing product technological easibility and will amortize these costs on a product-by-product basis, commencing upon release of the products to customers, on a straight-line basis over the economic life of the product. Costs related to research, design and development of computer software are charged to research and development expense as incurred.

      Note 8 - In October 1996 the Company made an early stage investment in Encotone, LTD. with the anticipation that its first product, TeleID , a credit card-sized acoustical smart card, would be able to penetrate into the large long distance carrier market. To date, Encotone, LTD. has not shown any material penetration in this market. The Company evaluates the value of its investments on an ongoing basis and relies on a number of factors including, operating results, business plans, budgets and economic projections. As such, the Company has determined that a write off of its investment in Encotone, LTD. in the amount of $1,000,000, or $(0.11) per share, at June 30, 1997, is appropriate.

The Company continues to maintain its original 10% equity interest in Encotone, LTD., as well as its 50% equity interest in Encotone, Inc. the joint venture formed with Encotone, LTD. in 1996 to market TeleID in North, Central, and South America. At June 30, 1997, the Company's investment in Encotone, Inc., under the equity method, is $106,252.

Although there is a possibility for Encotone, LTD. to become successful in the TeleID market, the Company believes that the potential is less today than it was when its original investment in Encotone, LTD. was made in 1996. The Company will continue to work with Encotone, LTD. for an indefinite period of time in order to recover its investment. The Company has held preliminary discussions with Encotone, LTD. with respect to potential reorganizations of both investments, and on July 16, 1997, the Company, as part of a majority shareholders' action, advanced Encotone, LTD. $49,015. Terms of the loan agreement include an option for the Company to either convert the loan to ordinary shares in Encotone, LTD., or receive quarterly payments of principle and interest at 1.5% above the LIBOR rate, beginning June 30, 1998 through March 31, 1999.

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

    The following overview reflects the divestiture of the Company's catalog related business. Any comments relating to operating results or issues are reflective of the continuing network security business. The Company's revenues were generated by the sale of network security products, integration and support services to companies doing business on the Internet and internal networks. The divestiture of the Company's catalog related business is recorded as discontinued operations in the accompanying unaudited financial statements.

    The Company plans to develop and introduce new products to address the changing needs of the evolving network security market. There can be no assurance that the Company will be able to develop new products or that such products will achieve market acceptance, or, if market acceptance is achieved, that the Company will be able to maintain such acceptance for a significant period of time.

RESULTS OF CONTINUING OPERATIONS

    The following information should be read in conjunction with the consolidated financial statements and notes thereto:

For the three months          % to Net Revenue         % Change
ended June 30,                  1997     1996          97 v. 96

  Net Revenues:
    Product sales               100%     100%             ---

  Gross Margins:
    Product sales                41%      33%             8%

  Selling, general and
    administrative expenses     123%      39%            84%

  Income (loss) from
    continuing operations      (165%)     (5%)         (161%)

Revenues: Total net revenues for the second quarter ended June 30, 1997 increased by $53,684, or 4.8%, to $1,183,656 from
$1,129,972 in the second quarter ended June 30, 1996. This growth in revenue was due to the increase in sales of Check Point Software's FireWall-1 product and related maintenance. This increase was offset by the Company's decision to eliminate hardware sales to its customers and reduce the distribution of Firewall-1 to other resellers in the industry. Such portions of the business were eliminated or reduced because they yield low margins and do not fit with the Company's longer-term strategic plan.

Gross Profit: Total gross profit dollars for the second quarter ended June 30, 1997 increased by $105,818, or 28%, to $483,954 compared with $378,136 in the second quarter ended June 30, 1996. This increase can be attributed to the corresponding increase in net revenues and elimination and reduction of low margin business, discussed above.

Selling, General and Administrative Expenses: Selling, General and Administrative (SG&A) expenses increased 227% to $1,457,545 for the second quarter ended June 30, 1997 from $445,845 in the quarter ended June 30, 1996. This increase was a result of the Company continuing the building of its management and employee infrastructure to bring to market its proprietary product line and address the growing network security marketplace.

Research and Development Costs: Research and Development expenditures for the second quarter ended June 30, 1997 were $185,350 as compared to $0 for the quarter ended June 30, 1996. Beginning February 1, 1997, research and development expenditures are being capitalized as a result of the Company realizing technological feasibility. The Company is continuing the development of new products to address the changing needs of the evolving network security market. Research and Development Costs are expensed as incurred, and are capitalized upon establishing technological feasibility on a product-by-product basis.

Interest Income: Net interest income increased in the quarter ended June 30, 1997 to $62,656 from $11,095 in the same period last year. This increase is mainly attributable to available cash being invested at prevailing rates of interest.

Write Off of Investment in Encotone, LTD.: In October 1996 the Company made an early stage investment in Encotone, LTD. with the anticipation that its first product, TeleID , a credit card-sized acoustical smart card, would be able to penetrate into the large long distance carrier market. To date, Encotone, LTD. has not shown any material penetration in this market. The Company evaluates the value of its investments on an ongoing basis and relies on a number of factors including, operating results, business plans, budgets and economic projections. As such, the Company has determined that a write off of its investment in Encotone, LTD. in the amount of $1,000,000, or $(0.11) per share, at June 30, 1997, is appropriate.

The Company continues to maintain its original 10% equity interest in Encotone, LTD., as well as its 50% equity interest in Encotone, Inc. the joint venture formed with Encotone, LTD. in 1996 to market TeleID in North, Central, and South America. At June 30, 1997, the Company's investment in Encotone, Inc., under the equity method, is $106,252.

Although there is a possibility for Encotone, LTD. to become successful in the TeleID market, the Company believes that the potential is less today than it was when its original investment in Encotone, LTD. was made in 1996. The Company will continue to work with Encotone, LTD. for an indefinite period of time in order to recover its investment. The Company has held preliminary discussions with Encotone, LTD. with respect to potential reorganizations of both investments, and on July 16, 1997, the Company, as part of a majority shareholders' action, advanced Encotone, LTD. $49,015. Terms of the loan agreement include an option for the Company to either convert the loan to ordinary shares in Encotone, LTD., or receive quarterly payments of principle and interest at 1.5% above the LIBOR rate, beginning June 30, 1998 through March 31, 1999.


For the six months          % to Net Revenue           % Change
ended June 30,               1997      1996             97 v. 96

  Net Revenues:
    Product sales            100%      100%               ---

  Gross Margins:
    Product sales             43%       39%               4%

  Selling, general and
   administrative expenses   114%       34%              80%

  Research and development
   costs                       5%       ---               5%

  Income (loss) from
   continuing operations    (120%)       5%            (125%)

Revenues: Total net revenues for the six months ended June 30, 1997 decreased by $288,633, or 11.7%, to $2,170,250 from
$2,458,833 in the six months ended June 30, 1996. This decrease was the net result of an increase in sales of Check Point Software's FireWall-1 product and related maintenance, offset by the Company's decision to eliminate hardware sales and reduce its distribution of Firewall-1 to other resellers in the industry. These portions of the business were eliminated or reduced because they yield low margins and do not fit with the Company's longer-term strategic plan.

Gross Profit: Total gross profit dollars for the six months ended June 30, 1997 decreased by $16,702, or 2%, to $935,297 from
$951,999 in the six months ended June 30, 1996. This decrease can be attributed to the corresponding decrease in net revenues and the Company's elimination and reduction of low margin business, as described above.

Selling, General and Administrative Expenses: Selling, General and Administrative (SG&A) expenses increased 194% to $2,479,067 for the six months ended June 30, 1997 from $884,631 in the six months ended June 30, 1996. This increase was a result of the Company continuing the building of its management and employee infrastructure to bring to market its proprietary product line and address the growing network security marketplace.

Research and Development Costs: Research and Development expenditures for the first six months ended June 30, 1997 were $445,337 as compared to $0 for the six months ended June 30, 1996. Beginning February 1, 1997, $344,189 of these expenditures were capitalized as a result of the Company realizing technological feasibility. The Company is continuing the development of new products to address the changing needs of the evolving network security market. Research and Development Costs are expensed as incurred, and are capitalized upon establishing technological feasibility on a product-by-product basis.

Interest Income: Net interest income increased in the six month period ended June 30, 1997 to $141,718 from $17,429 in the same period last year. This increase is mainly attributable to available cash being invested at prevailing rates of interest.

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




LIQUIDITY AND CAPITAL RESOURCES
(in thousands, except ratios)

                                          June 30,   December 31,
Financial Condition as of                   1997         1996

   Cash and cash equivalents               $4,620       $6,791
   Working capital                          2,667        4,629
   Current ratio                             1.74         2.13

Cash Flow Activity Summary for             June 30,     June 30,
the Six Months Ended                         1997         1996

   Net cash (used for) provided by
     continuing operating activities       (1,606)         466
   Net (cash used for) provided by
     investing activities                    (570)       5,928
   Net cash provided by financing
     activities                               107           46


      The Company's net cash balance decreased by $2,171,000 to $4,620,000 at June 30, 1997 from $6,791,000 at December 31, 1996.
This decrease was primarily attributable to increased expenditures related to building the Company's infrastructure and the research and development costs associated with bringing its flagship product to market.

      Accounts receivable-trade decreased 36% to $502,000 at June 30, 1997 from $788,000 at December 31, 1996. This decrease resulted partially from the corresponding decrease in net revenues discussed above, coupled with a stringent corporate collection policy, which resulted in a 25% decrease in accounts receivable collection days outstanding from 64 days at December 31, 1996 to 48 days at June 30, 1997.

      Working capital decreased by $1,962,000 to $2,667,000 at June 30, 1997 from $4,629,000 at December 31, 1996. This decrease was primarily attributable to increased expenditures related to building the Company's infrastructure and the research and development costs associated with bringing its flagship product to market.

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



   ITEM 2.  CHANGES IN SECURITIES

      There have been no changes in securities during the quarter ended June 30, 1997.



   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.




   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On April 16, 1997, the Board of Directors caused to be distributed to stockholders of record as of April 8, 1997 a Notice of Special Meeting in Lieu of Annual Meeting of Stockholders, Proxy and a Proxy Statement for the Special Meeting on May 22, 1997. On that record date, the Company had outstanding 9,264,446 shares of Common Stock (excluding treasury shares) that were entitled to vote.

      At the meeting, the stockholders acted upon the following proposals:

(1)   to elect a Board of Directors;

(2) to amend the company's By-Laws to eliminate the ability of the Company's stockholders to act by consent without a meeting;

(3) to amend the Company's By-Laws to provide that stockholders of the Company may call a special meeting of stockholders only by written application by one or more stockholders who hold 30% in interest of the capital stock of the Company entitled to vote thereat;

(4) to amend the Company's By-Laws to revise provisions regarding director and officer indemnification;

(5) to adopt and approve a 1997 Stock Option Plan pursuant to which 500,000 shares of the Company's Common Stock shall be reserved for issuance subject to the 1997 Plan;

(6) to amend the Company's 1994 Stock Plan to increase the number of shares of Common Stock reserved for issuance subject to said Plan to 1,813,300.

      Votes "for" represent affirmative votes and do not include "abstentions" or broker "non-votes". Votes "withheld" from any nominee, abstentions and broker non-votes are counted as present or represented for purposes of determining a quorum. Abstentions are included in the number of shares present or represented and voting on each matter, however, broker non-votes are not so included. In cases where a signed proxy was submitted without direction, the shares represented by the proxy were voted "for" each proposal in the manner disclosed in the proxy statement and proxy.

      Voting results were as follows:

(1)  Election of Directors:
                                                 FOR     WITHHELD
     Stephen L. Watson                     7,530,066      17,277
     Barry N. Bycoff                       7,530,066      17,277
     Milton J. Pappas                      7,530,066      17,277
     Ralph B. Wagner                       7,530,066      17,277
     Michael L. Mark                       7,530,066      17,277
     Eric R. Giler                         7,530,066      17,277
     Richard J. Kosinski                   7,525,066      22,277


(2) To amend the company's By-Laws to eliminate the ability of the Company's stockholders to act by consent without a meeting:

                                     FOR     AGAINST      ABSTAIN
                               3,443,515   1,205,606       27,768


(3) To amend the Company's By-Laws to provide that stockholders may call a special meeting of stockholders only by written application by one or more stockholders who hold 30% in interest of capital stock:

                                     FOR     AGAINST      ABSTAIN
                               3,318,259   1,310,951       47,679


(4) To amend the Company's By-Laws to revise provisions regarding director and officer indemnification:

                                     FOR     AGAINST      ABSTAIN
                               6,986,873     174,106       34,204


(5)  To adopt and approve a 1997 Stock Option Plan:

                                     FOR     AGAINST      ABSTAIN
                               4,353,352     200,008       35,168


(6)  To amend the Company's 1994 Stock Plan:

                                     FOR     AGAINST      ABSTAIN
                               4,328,863     211,297       35,368




ITEM 5.   OTHER INFORMATION

     Not applicable.




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended
June 30, 1997.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NETEGRITY, INC.


 Date: August 8, 1997              By:/s/ Barry N. Bycoff
                                          Barry N. Bycoff
                                          President and Chief
                                          Executive Officer
                                          (Principal Executive
                                          Officer)




 Date: August 8, 1997              By:/s/ James O'Connor, Jr.
                                          James O'Connor, Jr.
                                          Vice President, Finance
                                          and Chief Financial
                                          Officer (Principal
                                          Financial and Chief
                                          Accounting Officer)

                                                  EXHIBIT 11.00


                       NETEGRITY, INC.

               COMPUTATION OF EARNINGS PER SHARE

                          (UNAUDITED)

             (In thousands, except per share data)



                                             Three months ended
                                                   June 30,
                                               1997        1996

Weighted average shares outstanding            9,269       8,955

Net effect of dilutive stock options and
  warrants - based on the treasury stock
  method using the average market price         ---          792

  Total                                        9,269       9,747

  Net loss from continuing operations       $ (1,959)     $  (57)
  Net loss from discontinued operations         ---         (520)
  Gain on sale of assets of discontinued
    operations                                  ---        6,000

Net (loss) income for EPS computation        $(1,959)     $5,423

Per share amounts:
  Loss from continuing operations             $(0.21)     $(0.01)
  Loss from discontinued operations              ---       (0.05)
  Gain on sale of assets of discontinued
    operations                                   ---        0.62

  NET LOSS (INCOME) PER SHARE                 $(0.21)      $0.56

                                                  EXHIBIT 11.00



                        NETEGRITY, INC.

           COMPUTATION OF EARNINGS PER SHARE (cont.)

                          (UNAUDITED)

             (In thousands, except per share data)



                                                Six months ended
                                                     June 30,
                                                1997        1996

Weighted average shares outstanding            9,265       8,490

Net effect of dilutive stock options and
  warrants - based on the treasury stock
  method using the average market price         ---          562

  Total                                        9,265       9,052

  Net (loss) income from continuing
    operations                               $(2,607)     $  106
  Net loss from discontinued operations          ---        (735)
  Gain on sale of assets of discontinued
    operations                                   ---       6,000

Net (loss) income for EPS computation        $(2,607)     $5,371

Per share amounts:
  (Loss) income from continuing operations    $(0.28)      $0.01
  Loss from discontinued operations              ---       (0.08)
  Gain on sale of assets of discontinued
   operations                                    ---        0.66

  NET (LOSS) INCOME PER SHARE                 $(0.28)      $0.59