Form 10-Q
period 1997-09-30
NETEGRITY INC
filed 1997-11-12
CIK 840824

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                        --------------
                           FORM 10-Q

                        --------------

  XX Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the quarterly period ended September 30, 1997, or

           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the transition period from ------ to ------


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


                        (781)890-1700
               (Registrant's Telephone Number)


Securities registered pursuant to Section 12(g) of the Act:  NONE

                     -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days   XX Yes    No

As of November 7, 1996 there were 9,271,846 shares of Common
Stock outstanding.

                         FORM 10-Q

                      QUARTERLY REPORT

                      ----------------

                     TABLE OF CONTENTS



Facing Sheet . . . . . . . . . . . . . . . . . . . . .   1

Table of Contents. . . . . . . . . . . . . . . . . . .   2


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements
                 Balance Sheets  . . . . . . . . . . .   3
                 Statements of Operations  . . . . . .   5
                 Statements of Cash Flows  . . . . . .   7
                 Notes to Financial Statements . . . .   9

     Item 2.  Management's Discussion and Analysis of
              FinancialCondition and Results of
              Operations . . . . . . . . . . . . . . .  12


PART II.  OTHER INFORMATION

     Item 1.     Legal Proceedings . . . . . . . . . .  18

     Item 2.     Changes in Securities . . . . . . . .  18

     Item 3.     Defaults Upon Senior Securities . . .  18

     Item 4.     Submission of Matters to a Vote of
                 Security Holders  . . . . . . . . . .  18

     Item 5.     Other Information . . . . . . . . . .  18

     Item 6.     Exhibits and Reports on Form 8-K. . .  18


SIGNATURES . . . . . . . . . . . . . . . . . . . . . .  19

Exhibit 11.00 - Computation of earnings per share. . .  20

               PART I. - FINANCIAL INFORMATION



                         NETEGRITY, INC.
                         BALANCE SHEETS
                          (Unaudited)

                            ASSETS


                                      September 30,  December 31,
                                          1997           1996

CURRENT ASSETS:
  Cash and cash equivalents            $2,961,045    $ 6,791,057
  Escrow receivable                       600,000        600,000
  Accounts receivable-trade,
    net of allowance for doubtful
    accounts of $66,460 and
    $67,797 at September 30,1997
    and December 31, 1996,
    respectively                          622,432        787,780
  Other current assets                    346,602        559,230

      TOTAL CURRENT ASSETS              4,530,079      8,738,067

EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, NET                       536,321        287,323

CAPITALIZED SOFTWARE COSTS                344,189          ---

OTHER ASSETS:
  Investment in Encotone, Inc.             86,075        210,000
  Investment in Encotone, LTD.               ---       1,000,000
  Other                                    35,418         23,360

      TOTAL OTHER ASSETS                  121,493      1,233,360

TOTAL ASSETS                           $5,532,082    $10,258,750



The accompanying footnotes are an integral part of the financial statements.

                    NETEGRITY, INC.
                    BALANCE SHEETS
                     (Unaudited)

          LIABILITIES AND STOCKHOLDERS' EQUITY

                                      September 30,  December 31,
                                          1997           1996
CURRENT LIABILITIES:
  Accounts payable-trade               $ 1,168,320   $ 2,099,436
  Other accrued expenses                 1,968,810     2,009,890
  Capital lease obligation                  26,464         ---

      TOTAL LIABILITIES                  3,163,594     4,109,326

COMMITMENTS AND CONTINGENCIES                ---           ---

STOCKHOLDERS' EQUITY:
  Common stock, voting, $.01 par
    value, authorized 25,000,000
    shares: 9,269,446 shares issued
    and 9,244,345 shares outstanding
    at September 30, 1997; 9,204,946
    shares issued and 9,179,845
    shares outstanding at
    December 31, 1996                       92,699        92,049
  Additional paid-in capital            10,569,354    10,460,554
  Cumulative translation adjustment         28,028        28,028
  Cumulative deficit                    (8,037,936)   (4,147,550)
  Loan to officer                         (200,000)     (200,000)

                                         2,452,145     6,233,081
  Less - Treasury Stock, at cost:
    25,101 shares                          (83,657)      (83,657)

TOTAL STOCKHOLDERS' EQUITY               2,368,488     6,149,424

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $ 5,532,082    10,258,750

The accompanying footnotes are an integral part of the financial statements.
                    NETEGRITY, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Unaudited)


                                       For the three months ended
                                             September 30,
                                            1997         1996

Net revenues                            $1,120,260    $1,075,961
Cost of revenues                           570,892       611,772

      Gross profit                         549,368       464,189

  Selling, general and
    administrative expenses              1,501,965       785,440
  Research and development costs           304,432       446,245

                                        (1,257,029)     (767,496)

Interest income (expense), net              42,919        90,872

Share of loss from investment
  in Encotone, Inc.                        (20,177)         ---

Write-off of investment in
  Encotone, LTD.                           (49,151)         ---

Loss from operations                    (1,283,438)     (676,624)

      Net loss                         $(1,283,438)   $ (676,624)

Earnings (loss) per share                   $(0.14)       $(0.07)

Weighted average shares outstanding      9,269,446     9,745,000


The accompanying notes are an integral part of the financial statements.
                    NETEGRITY, INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS (Cont.)
                      (Unaudited)

                                       For the nine months ended
                                              September 30,
                                          1997           1996

Net revenues                            $3,290,510    $3,534,844
Cost of revenues                         1,805,844     2,118,656

      Gross profit                       1,484,666     1,416,188

  Selling, general and
    administrative expenses              3,981,033     1,630,071
  Research and development costs           405,580       446,245

                                        (2,901,947)     (660,128)

Interest income (expense), net             184,637       108,301

Share of loss from investment in
  Encotone, Inc.                          (123,925)        ---
Write off of investment in
  Encotone, LTD.                        (1,049,151)        ---

Loss from continuing operations         (3,890,386)     (551,827)

Loss from operations of
  discontinued operations                     ---       (734,698)
Gain on sale of assets of
  discontinued operations                     ---      6,000,000

(Loss) income before provision
  for income taxes                      (3,890,386)    4,713,475

Provision for income taxes                   ---          19,000

      Net (loss) income                $(3,890,386)   $4,694,475

Earnings (loss) per share:
  Loss from continuing operations           $(0.42)       $(0.06)
  Loss from operations of
    discontinued operations                   ---          (0.08)
  Gain on sale of assets of
    discontinued operations                   ---           0.62

      Net (loss) income                     $(0.42)        $0.48

Weighted average shares outstanding      9,266,668     9,739,000

The accompanying notes are an integral part of the financial statements.
                    NETEGRITY, INC.
               STATEMENTS OF CASH FLOWS
                     (Unaudited)


                                       For the nine months ended
                                              September 30,
                                          1997           1996

OPERATING ACTIVITIES:

Net (loss)income from continuing
  operations                          $(3,890,386)    $ (570,827)

Adjustments to reconcile net
  (loss) income to net cash
  provided by operating activities:
    Share of loss from investment
      in Encotone, Inc.                   123,925           ---
    Write off of investment in
      Encotone, LTD.                    1,000,000           ---
    Depreciation and amortization          77,942         24,583
    Provision for doubtful accounts
      receivable                           (1,337)        15,500

Changes in operating assets and
  liabilities:
    Accounts receivable                   166,685        411,037
    Inventory                               ---           21,400
    Other current assets                  212,628       (169,070)
    Other assets                          (12,058)         2,679
    Intangible assets                       ---          (42,417)
    Accounts payable                     (931,115)       497,877
    Other accrued expenses                  5,160       (140,198)
    Accrued payroll                         ---         (866,404)
    Accrued income taxes                    ---         (180,000)

        Total adjustments                 641,830       (425,013)

Net cash used for continuing
  operating activities                 (3,248,556)      (995,840)

Net cash provided by discontinued
  operating activities                    (46,241)     1,063,674

Net cash (used for) provided by
  operating activities                $(3,294,797)    $   67,834



The accompanying footnotes are an integral part of the financial statements.
                    NETEGRITY, INC.
               STATEMENTS OF CASH FLOWS
                     (Unaudited)

                                       For the nine months ended
                                             September 30,
                                          1997          1996

INVESTING ACTIVITIES:

Capitalized software costs            $  (344,189)        ---
Capital expenditures for
  equipment and leasehold
  improvements                           (294,566)    $ (272,142)
Proceeds from sale of certain
  assets                                   ---         9,300,000
      Net cash provided by
       (used for)investing
       activities                        (638,755)     9,027,858

FINANCING ACTIVITIES:

Net proceeds from issuance of stock       109,450        211,737
Principal payments under capital
  leases                                   (5,910)       (17,700)
Net payments on line of credit              ---       (1,441,248)
Principal debt payments                     ---          (22,092)
Notes payable-related party                 ---         (300,000)

      Net cash provided by
        financing activities              103,540     (1,569,303)

Effect of exchange rate changes
  on cash                                   ---          (13,807)

      NET (DECREASE) INCREASE IN
       CASH AND CASH EQUIVALENTS       (3,830,012)     7,512,582

Cash and cash equivalents at
  beginning of period                   6,791,057      1,258,061

      CASH AND CASH EQUIVALENTS
       AT END OF PERIOD                $2,961,045     $8,770,643

Supplemental Disclosures of Cash
  Flow Information:
    Interest paid                      $    2,118     $   64,293
    Income taxes paid                  $   63,557          ---

Supplemental disclosure of non cash
 investing and financing activities:
   Write off of investment in
     Encotone, LTD.                    $1,000,000          ---
    Purchase of equipment under
      capital lease obligation         $   32,374         ---
    Collection of products in
      satisfaction of accounts
      receivable-product                    ---      $  108,012

The accompanying footnotes are an integral part of the financial statements.
                    NETEGRITY, INC.
          NOTES TO FINANCIAL STATEMENTS


     Note 1 - The unaudited financial information furnished herein reflects all adjustments which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the Company's financial position, cash flows and the results of its operations for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 1996, included in Form 10-K filed on February 28, 1997.

     Note 2 - The results of operations for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the period ending
December 31, 1997.

     Note 3 - Net income per share is based upon the weighted average number of common shares outstanding including the dilutive effects of options and warrants.

     Note 4 - The Company provides for income taxes during interim reporting periods based on reported earnings before income taxes using an estimate of the annual effective tax rate. Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for tax purposes. These deferred taxes are measured by applyingcurrently enacted tax laws.

     Note 5 - As of June 28, 1996, the Company completed the divestiture of its catalog related business, consisting of The Programmer's SuperShop ("TPS")catalog, the TPS web site, the corporate sales group, the German subsidiary ("SDC Germany") and SDC Communications. The Company completed the transaction for an aggregate price of $10,035,000. The aggregate price consisted of payment of $9,300,000 in immediately available funds and the deposit of $735,000 under an escrow arrangement. As of August 12, 1996, $135,000 of the escrow has been returned to the Company. The final purchase price of $10,035,000 was a negotiated settlement. Prior to the closing, the parties had a dispute as to how catalog revenue should be measured under the Agreement.

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

     Note 6 - Effective February 1, 1997, the company began to capitalize eligible software costs as required by FASB Statement No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company capitalizes eligible software costs upon establishing product technological feasibility and will amortize these costs on a product-by-product basis, commencing upon release of the products to customers, on a straight-line basis over the economic life of the product. Costs related to research, design and development of computer software are charged to research and development expense as incurred. For the nine-months ended September 30, 1997, the Company has capitalized $344,189 in eligible software costs.

     Note 7 - In October 1996 the Company made an early stage investment in Encotone, LTD. with the anticipation that its first product, TeleID(TM), a credit card-sized acoustical smart card, would be able to penetrate into the large long distance carrier market. To date, Encotone, LTD. has not shown any material penetration in this market. The Company evaluates the value of its investments on an ongoing basis and relies on a number of factors including, operating results, business plans, budgets and economic projections. As such, the Company has determined that a write off of its investment in Encotone, LTD. in the amount of $1,000,000, or $(0.11) per share, at June 30, 1997, was appropriate.

The Company continues to maintain its original 10% equity interest in Encotone, LTD., as well as its 50% equity interest in Encotone, Inc. the joint venture formed with Encotone, LTD. in 1996 to market TeleID in North, Central, and South America. At September 30, 1997, the Company's investment in Encotone, Inc., under the equity method, is $86,075.

Although there is a possibility for Encotone, LTD. to become successful in the TeleID market, the Company believes that the potential is less today than it was when its original investment in Encotone, LTD. was made in 1996. The Company will continue to work with Encotone, LTD. for an indefinite period of time in order to recover its investment. The Company has held preliminary discussions with Encotone, LTD. with respect to potential reorganizations of both investments, and on July 16, 1997, the Company, as part of a majority shareholders' action, advanced Encotone, LTD. $49,151. Terms of the loan agreement include an option for the Company to either convert the loan to ordinary shares in Encotone, LTD., or receive quarterly payments of principle and interest at 1.5% above the LIBOR rate, beginning June 30, 1998 through March 31, 1999.

At September 30, 1997, the Company determined that a write-off of the $49,151 loan was appropriate. The Company further decided to write off $139,800 in pre-paid products to SG&A expenses due to the decreased market value for these products.

     Note 8 - New Accounting Standard: In 1997. The Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128), which changes the calculation and presentation of earnings per share
(EPS). FAS 128 is effective for periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. FAS 128 is not expected to have any significant impact on the Company's EPS calculation.

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

     The following overview reflects the divestiture of the Company's former catalog-related business. Any comments relating to operating results or issues are reflective of the continuing network security business. The Company's revenues were generated by the sale of network security products, integration and support services to companies doing business on the Internet and internal networks. The divestiture of the Company's catalog-related business is recorded as discontinued operations in the accompanying unaudited financial statements.

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

RESULTS OF CONTINUING OPERATIONS

     The following information should be read in conjunction with the consolidated financial statements and notes thereto:

                                               Period to Period
                                             % Increase/decrease
                                              Three months ended
For the three months       % to Net Revenue      September 30,
ended September 30,           1997   1996        1997 vs. 1996

Net Revenues:
  Product sales               100%   100%            ---

Gross Margins:
  Product sales                49%    43%            18%

Selling, general &
  administrative expenses     134%    73%            91%

Research & development costs   27%    42%           (32%)

Income (loss) from
  continuing operations      (115%)  (63%)           90%

Revenues: Total net revenues for the third quarter ended September 30, 1997 increased $44,299 or 4%, to $1,120,260 from
$1,075,961 for the third quarter ended September 30, 1996. This increase was primarily due to an increase in revenue generated by the Company's network security consulting business. Consulting revenue for the third quarter ended September 30, 1997 increased $168,000 or 1050%, to $184,000 from the third quarter ended September 30, 1996. The increase was somewhat offset by a decrease in the Company's reseller business of Check Point Software Technologies, LTD.'s (Check Point) FireWall-1(TM) product. Last year, the Company decided to eliminate hardware sales to its customers and reduce the distribution of FireWall-1 to other resellers in the industry. Such portions of the business were eliminated or reduced because they yield low margins and do not fit with the Company's longer-term strategic plan.

Gross Profit: Total gross profit dollars increased by $85,179, or 18%, to $549,368 in the three month period ended September 30, 1997 from $464,189 in the same period last year. This increase can be attributed to the corresponding increase in net revenues and the elimination and reduction of low margin business, discussed above.

Selling, General and Administrative Expenses: Selling, General and Administrative (SG&A) expenses increased by $716,525, or 91% to $1,501,965 for the third quarter ended September 30, 1997 from $785,440 in the quarter ended September 30, 1996. This increase was a result of the Company continuing the building of its management and employee infrastructure to bring to market its proprietary product line and address the growing network security marketplace and a write off of $139,800 in pre-paid Encotone products (as discussed in Note 7).

Research and Development Costs: Research and Development expenses for the third quarter ended September 30, 1997 decreased $141,813, or 32% to $304,432 as compared to $446,245 for the quarter ended September 30, 1996. Following the rules of FAS 86, research and development expenditures have been capitalized as a result of the Company realizing technologicalfeasibility. The Company is continuing the development of new products to address the changing needs of the evolving network security market. Certain research and development expenditures are incurred substantially in advance of the related revenue, and in some cases, do not generate revenue.

Interest Income (Expense): Net interest income (expense) in the quarter ended September 30, 1997 decreased $47,953, or 53% to $42,919 from $90,872 in the same period last year. This decrease is mainly attributable to a lower average cash and investment portfolio balance. The prior year's third quarter portfolio balance was favorably impacted by proceeds received from the divestiture of the Company's catalog-related business.

Write Off of Investment in Encotone, LTD.: In October 1996 the Company made an early stage investment in Encotone, LTD. with the anticipation that its first product, TeleID, a credit card-sized acoustical smart card, would be able to penetrate into the large long distance carrier market. To date, Encotone, LTD. has not shown any material penetration in this market. The Company evaluates the value of its investments on an ongoing basis and relies on a number of factors including, operating results, business plans, budgets and economic projections. As such, the Company has determined that a write off of its investment in Encotone, LTD. in the amount of $1,000,000, or $(0.11) per share, at June 30, 1997, is appropriate.

     The Company continues to maintain its original 10% equity interest in Encotone, LTD., as well as its 50% equity interest in Encotone, Inc. the joint venture formed with Encotone, LTD. in 1996 to market TeleID in North, Central, and South America. At September 30, 1997, the Company's investment in Encotone, Inc., under the equity method, is $86,075.

     Although there is a possibility for Encotone, LTD. to become successful in the TeleID market, the Company believes that the potential is less today than it was when its original investment in Encotone, LTD. was made in 1996. The Company will continue to work with Encotone, LTD. for an indefinite period of time in order to recover its investment. The Company has held preliminary discussions with Encotone, LTD. with respect to potential reorganizations of both investments, and on July 16, 1997, the Company, as part of a majority shareholders' action, advanced Encotone, LTD. $49,151. Terms of the loan agreement include an option for the Company to either convert the loan to ordinary shares in Encotone, LTD., or receive quarterly payments of principle and interest at 1.5% above the LIBOR rate, beginning June 30, 1998 through March 31, 1999.

     At September 30, 1997, the Company determined that a write-off of the $49,151 loan was appropriate. The Company further decided to write off $139,800 in pre-paid products to SG&A expenses due to the decreased market value for these products.

                                                Period to Period
                                              % Increase/decrease
                                               Nine months ended
For the nine months       % to Net Revenue        September 30,
ended September 30,           1997   1996         1997 vs. 1996

Net Revenues:
  Product sales               100%   100%              ---

Gross Margins:
  Product sales                45%    40%               5%

Selling, general &
  administrative expenses     121%    46%             144%

Research & development costs   12%    13%              (9%)

Income (loss) from
  continuing operations      (118%)  (16%)           (605%)

Revenues: Total net revenues for the nine months ended September 30, 1997 decreased by $244,334, or 7%, to $3,290,510 from
$3,534,844 in the nine months ended September 30, 1996. This decrease was the net result of the Company's decision to eliminate hardware sales and reduce its distribution of Check Point FireWall-1 to other resellers in the industry. These portions of the business were eliminated or reduced because they yield low margins and do not fit with the Company's longer-term strategic plan. This was somewhat offset by an increase in revenue from the Company's network services consulting business and maintenance revenue relating to Check Point FireWall-1.

Gross Profit: Total gross profit dollars for the nine months ended September 30, 1997 increased by $68,478, or 5%, to $1,484,666 from $1,416,188 in the nine months ended September 30, 1996. This increase can be attributed to the Company's elimination and reduction of low margin business, as described above, and to the increase in network consulting revenues which yields higher margins.

Selling, General and Administrative Expenses: Selling, General and Administrative (SG&A) expenses increased 144% to $3,981,033 for the nine months ended September 30, 1997 from $1,630,071 in the nine months ended September 30, 1996. This increase was a result of the Company continuing the building of its management and employee infrastructure to bring to market its proprietary product line and address the growing network security marketplace.

Research and Development Costs: Research and Development expenditures (net of capitalized software) for the first nine months ended September 30, 1997 decreased by $40,665, or 9% to $405,580 as compared to $446,245 for the nine months ended September 30, 1996. During the first and second quarter of 1997, $344,189 of research and development expenditures were capitalized as a result of the Company realizing technological feasibility. The Company is continuing the development of new products to address the changing needs of the evolving network security market. Certain research and development expenditures are incurred substantially in advance of the related revenue, and in some cases, do not generate revenue.

Interest Income: Net interest income increased in the nine month period ended September 30, 1997 by $76,336, or 71%, to $184,637 from $108,301 in the same period last year. This increase is mainly attributable to available cash being invested at prevailing rates of interest.

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

LIQUIDITY AND CAPITAL RESOURCES
(in thousands, except ratios)


                                     Financial Condition as of
                                    September 30,   December 31,
                                        1997           1996

Cash and cash equivalents              $2,961          $6,791
Working capital                         1,366           4,629
Current ratio                            1.43            2.13

                                  Cash Flow Activity Summary for
                                       the Nine Months Ended
                                   September 30,    September 30,
                                       1997             1996

Net cash (used for) provided
  by continuing operating
  activities                          $(3,249)        $ (996)
Net cash provided by (used
  for) investing activities              (639)         9,028
Net cash provided by (used
  for) financing activities               104         (1,569)

     The Company's net cash balance decreased by $3,830,012, or 56% to $2,961,045 at September 30, 1997 from $6,791,057 at
December 31, 1996. This decrease was primarily attributable to increased expenditures related to building the Company's infrastructure and the research and development costs associated with bringing its flagship product to market.

     Accounts receivable-trade decreased by $165,348, or 21%, to $622,432 at September 30, 1997 from $787,780 at December 31,
1996. This decrease resulted primarily from the corresponding decrease in net revenues discussed above.

     Working capital decreased by $3,262,256, or 71% to $1,366,485 at September 30, 1997 from $4,628,741 at December 31,
1996. This decrease was primarily attributable to increased expenditures related to building the Company's infrastructure and the research and development costs associated with bringing its flagship product to market.

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




ITEM 2.     CHANGES IN SECURITIES

     There have been no changes in securities during the quarter ended September 30, 1997.




ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     Not applicable.




ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended September 30, 1997.



ITEM 5.     OTHER INFORMATION

     Not applicable.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     No reports on form 8-K were filed during the quarter ended
September 30, 1997.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NETEGRITY, INC.




Date:  November 12, 1997           By:  /s/ Barry N. Bycoff
                                        Barry N. Bycoff
                                        President and Chief
                                        Executive Officer
                                        (Principal Executive
                                        Officer)




Date:  November 12, 1997           By:  /s/ James O'Connor, Jr.
                                        James O'Connor, Jr.
                                        Vice President, Finance
                                        and Chief Financial
                                        Officer (Principal
                                        Financial and Chief
                                        Accounting Officer)

                                             EXHIBIT 11.00




                    NETEGRITY, INC.

          COMPUTATION OF EARNINGS PER SHARE

        (In thousands, except per share data)



                                             Three months ended
                                                September 30,
                                               1997       1996

Weighted average shares outstanding           9,269      9,109

Net effect of dilutive stock options
  and warrants - based on the treasury
  stock method using the average
  market price                                 ---         636

      Total                                   9,269      9,745

Net (loss) income from continuing
  operations                                $(1,283)    $ (677)

Net income for EPS computation              $(1,283)    $ (677)

NET INCOME PER SHARE                         $(0.14)    $(0.07)




                                             Nine months ended
                                                September 30,
                                              1997        1996

Weighted average shares outstanding           9,267      9,176

Net effect of dilutive stock options
  and warrants - based on the treasury
  stock method using the average
  market price                                 ---         563

      Total                                   9,267      9,739

Net (loss) income from continuing
  operations                                $(3,890)    $ (552)

Net income(loss) from discontinued
  operations                                   ---        (735)

Gain on sale of assets from
  discontinued operations                      ---       6,000

Provision for income taxes                     ---         (19)

Net income for EPS computation              $(3,890)    $4,694


Per share amounts:
  (Loss) income from continuing
    operations                               $(0.42)    $(0.06)
  Income from discontinued operations           ---      (0.08)
  Gain on sale of assets from
    discontinued operations                     ---       0.62

NET INCOME PER SHARE                         $(0.42)    $(0.48)