Form 10-K
period 1997-12-31
NETEGRITY INC
filed 1998-03-31
CIK 840824

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-K
                               ------------------

    XX    Annual report pursuant to Section 13 or 15(d) of theSecurities
--------- Exchange Act of 1934, [FEE REQUIRED] for the fiscal year ended
          December 31, 1997, or

          Transition report pursuant to Section 13 or 15(d) of the Securities --------- Exchange Act of 1934, [NO FEE REQUIRED] for the transition period from
          _____________ to ______________

                         Commission File Number 1-10139
                          -----------------------------

                                 NETEGRITY, INC.
             (Exact name of registrant as specified in its charter)

                               DELAWARE04-2911320
                 (State or other jurisdiction of(I.R.S. Employer
                incorporation or organization)Identification No.)

                                245 Winter Street
                                Waltham, MA02154
               (Address of principal executive offices)(Zip Code)

                                 (781) 890-1700
                         (Registrant's Telephone Number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_____]

The aggregate market value of voting Common Stock held by non-affiliates of the Registrant was approximately $16,251,106 based on the closing sale price of the Registrant's Common Stock on March 20, 1998 as reported by the Nasdaq Over-the-Counter Interdealer Automated Quotation System ($1.75 per share).

 As of March 20, 1998 there were 9,286,346 shares of Common Stock outstanding.

                                     PART I

ITEM 1.     BUSINESS

THE COMPANY

            Netegrity, Inc. ("Netegrity" or the "Company") designs, develops, markets and supports Web security products combined with a full range of professional services to integrate, implement and support its product offering. The Company's customers are Fortune 2000 companies and smaller firms whose business model is built on intensive Internet use. These companies are planning for electronic commerce and building extranets to interact with their customers and suppliers, or intranets to interact with their employees. Typical industries include the financial services, high tech, manufacturing, telecommunications and health care industries, as well as the government. Its dedicated focus on intranet and extranet security enables the Company to help customers design electronic business applications that allows them to securely exchange mission-critical information. The Company also provides a broad range of services revolving around its product offering that assist companies in securing their overall computing environment.

            Netegrity's SiteMinder -Registered Trademark- product enables companies to securely distribute business information over the Web. SiteMinder is an access control system for the Web that allows administrators to centrally manage user access across multiple Web applications. SiteMinder's tools enable Web developers to provide end-users with single sign-on to a secure, personalized view of the information that they are authorized to access. SiteMinder has been designed to be open and extensible and work with leading security technologies, Web servers, and application development platforms.

            The Company has also been involved in the network security market since 1994, when it became the first North American distributor and reseller of Check Point Software Technologies, Ltd.'s ("Check Point") FireWall-1 -TM- Today, the Company is a leading U. S. value-added reseller of FireWall-1, distinguishing itself by providing comprehensive pre- and post-sales support and consulting services.

BUSINESS STRATEGY

            Netegrity's objective is to become a market leader in security management for intranets and extranets, defined as the Web access control market. This market is expected to grow dramatically as electronic commerce is realized and companies begin to confidentially transact business over public (Internet) networks. Early experience with the Internet and a clear understanding of its customers' and their security requirements, have enabled the Company to become a leading developer of access control products and services. The following are key elements of the Company's strategy:

/ / Continue to enhance the SiteMinder product line. The Company launched the latest version of SiteMinder, targeted at the Web access control market, during the third quarter of fiscal 1997. It plans to continue to enhance product features to meet its customers' needs in deploying large-scale and complex transaction-based intranets and extranets for conducting electronic business. The Company plans to adapt the product for global markets by localizing the product. In addition, it will continue to adopt the latest industry standards and new technologies allowing for the deployment of secure membership-based applications for the Web. Furthermore, the Company expects to develop versions for other Web servers and operating systems as market needs dictate. It plans on providing access control for major database and commercially available lines of business applications that are integrated into intranets and extranets.

/ / Expand its product capabilities for additional Web server and application server platforms. The Company expects to develop versions for other Web servers and operating systems as market needs dictate. It plans on providing access control for major business applications that are integrated into intranets and extranets.

/ / Expand domestic distribution. The Company currently supports a multi-channel domestic distribution strategy including a direct sales force, a reseller/systems integrator channel and OEM relationships. The Company plans to expand its sales force and support organizations with the objective of gaining broad market acceptance of its product through adoption into strategic accounts. This will differentiate the Company's product from those of its competitors and allow it to obtain insights into the future security requirements of its customers. The Company is also focused on building its reseller channel by establishing relationships with systems integrators and consultants. The Company expects to continue to establish strategic marketing and other third-party relationships with vendors of Internet-related systems and application software.

/ / Expand international distribution channel. The Company began to develop its international distribution channel in the fourth quarter of fiscal 1997. It currently distributes its product in four major European countries: the United Kingdom, Italy, The Netherlands, and France. The Company is recruiting additional distributors in Europe and intends to distribute to Asia as well.

/ / Continue to build its service offerings. The Company 's service organization was launched in April, 1996 as a result of its FireWall-1 customer support efforts. The Company offers fixed-price services that assist companies in the integration, implementation and support of the Company's products. With the addition of its SiteMinder product, the Company plans to expand its offerings to include system integration services to complement its product line.

/ / Maximize profitability of the firewall reseller business. The Company will continue to sell FireWall- 1 and related services to new and existing customers. It also plans to offer related third-party network security products to its base of FireWall-1 customers.

MARKETS AND PRODUCTS

THE MARKET: The market for transacting business over the Internet is called the electronic commerce market. An example of the growth of the electronic commerce market is captured in a study by Piper Jaffray, which estimates that Internet-based purchases will grow from under $1 million in 1996 to $228 million by the year 2001. The business applications used in electronic commerce are being segmented in two categories: extranets - used to do business with customers and suppliers, and intranets - used to do business with employees. Some of the initial business applications being developed for extranets and intranets are in the areas of customer service and supply chain procurement. These applications contain sensitive data that require controlled access. For example, information such as, customer account status, financial account status, personnel files, customer files, document distribution, and other critical business information.

            As a result of the growth in electronic commerce, the worldwide information security market is expected to grow at a compound annual growth rate of 55% over the next three 3 years, reaching over $5 billion. Unauthorized access to data may go undetected by the computer user or system administrator, especially if the information is not altered by the unauthorized party. Companies are vulnerable not only to unauthorized access to information resources by suppliers, customers and other third parties, but also to abuse by employees within their own organizations. As employees change jobs and companies change customers and partners, organizations must be able to react quickly to modify or eliminate user access privileges.

            To date, companies who have wanted to be on the leading edge of deploying intranets and extranets have been forced to develop their own access control solution. The opportunity now exists to replace these expensive and labor-intensive proprietary solutions with a commercially developed and supported product. With SiteMinder, the Company offers a low-cost and efficient solution to the problem of access control of mission-critical information.

SITEMINDER -Registered Trademark-: SiteMinder is an access control system that was developed to meet key requirements for building and managing secure membership-based Web applications. It enables system administrators to manage user access privileges across multiple intranet and extranet applications from a centralized management system. As an open, standards-based platform, SiteMinder works with leading security technologies, application development environments, and Web servers.

            SiteMinder provides Web site developers with tools to simplify the development of these secure membership-based systems. Once an application is SiteMinder enabled, end-users can enjoy the benefits of single sign-on to secure, personalized content.

            SiteMinder consists of two components, the SiteMinder Security Manager and the SiteMinder Web Agent. The Security Manager is a Windows NT-based server that provides authentication, authorization, and audit services for Web applications. The SiteMinder Web Agent runs on industry standard Microsoft and Netscape Web servers running on both Windows NT and Sun Solaris and extends the SiteMinder Security Manager's services to these servers.

            Pricing for the SiteMinder Security Manager is determined based on the number of users licensed to access SiteMinder-enabled applications as well as the number of SiteMinder Security Manager servers that a customer purchases. Customers must also purchase the SiteMinder Web Agent for each Web server secured by SiteMinder.

            The Company receives revenue from the sale of SiteMinder from three sources; the SiteMinder Security Manager, the SiteMinder Web Agent, as well as add-on professional services. An initial deployment typically consists of one or two servers and several Web Agents. The Company receives additional product and services revenue as customers expand the number of end-users and/or the number of SiteMinder installations.

            Because the Company's plans call for SiteMinder to produce a substantial portion of its future product and services revenue, any factor adversely affecting sales of its products and services would have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of its network security products and its services. There can be no assurance that the Company will continue to be successful in marketing its products or any new or enhanced products. In addition, competitive pressures or other factors may result in significant price erosion thereby having a material adverse effect on the Company's financial condition or results of operations.

SALES, MARKETING AND SUPPORT

Sales: The Company directly markets its products and services domestically through field sales and telemarketing and indirectly markets through other resellers. Its sales strategy involves initially qualifying prospects to determine their intranet and extranet plans and requirements, and then deploys a solution-selling approach once customers are qualified. The Company's field sales group conducts on-site meetings with accounts that have substantial product and service requirements. The Company currently markets its product and services to large, corporate customers that need to protect access to mission critical information. A customer's decision to use Netegrity's products and services may involve a substantial financial commitment including license costs, maintenance fees, service fees and training, and in many cases the cost of computer systems to implement intranets and extranets.

            In addition to SiteMinder, the Company resells Check Point Software's FireWall-1 product through a dedicated internal telesales organization and a small group of resellers.

SUPPORT SERVICES: The Company believes that a customer's decision to purchase products from the Company is based, in part, on the services provided by the Company that help to quickly and effectively install, integrate and implement an intranet/extranet solution, and to educate the customer's staff and support its ongoing operations. It also provides another source of revenue for the Company. Annual maintenance contracts are generally purchased for the first year of a customer's use of the SiteMinder product and are renewable on an annual basis. The Company offers its customers a variety of maintenance options, from providing support during normal business hours to providing support 24-hours a day, 7 days a week. Maintenance fees are typically equal to 20% of the list price for the product.

            The Company also offers its FireWall-1 customers a similar set of support offerings, which has differentiated the Company from other resellers of FireWall-1.

MARKETING: In support of its sales efforts, the Company conducts its own marketing programs intended to position and promote its products and services. Marketing activities include trade shows, direct mail, Internet marketing, and public relations, as well as directing the Company's participation in industry programs and forums. The Company also benefits from joint marketing programs conducted with strategic partners, such as seminars, joint mailings, and lead sharing.

MERCHANDISING AND CUSTOMERS

            The Company markets its products and services to Web application development managers of companies that need to share mission-critical information with their customers, partners and employees. Typical industries include the financial services, insurance, high tech, manufacturing, telecommunications and health care industries, as well as the government to secure information and systems against a wide range of security threats. Its dedicated focus on intranet and extranet security enables the Company to help clients design security solutions that effectively respond to ever-present and constantly-arising security threats, while accommodating long-range, enterprise-level technology goals.

            The Company began shipping its SiteMinder product late in the third quarter of 1997, and subsequently began recognizing revenues for the product during the fourth quarter. Sales of its SiteMinder product and related maintenance revenue represented 5% of the Company's revenues for the year ended December 31, 1997, and 0% in 1996.

            In addition to the sales and marketing of SiteMinder, the Company is also a non-exclusive distributor of Check Point Software Technologies, Ltd.'s FireWall-1 product. The Company sells FireWall-1 and its proprietary products and services directly to end-users and through a channel of approximately 9 value added resellers in the U.S. These value added resellers and distributors accounted for approximately 9% of the revenue achieved by the Company for the year ended December 31, 1997. The Company also benefits from the marketing programs conducted by Check Point. Many of Check Point's activities result in the generation of qualified leads, some of which are provided to the Company.

            The sale of Check Point's FireWall-1 and related maintenance revenue represented 83% of the Company's revenues in the twelve-month period ended December 31, 1997, and 72% for the same period in 1996. Sale of the Company's services represented approximately 39% of revenues in the year ended December 31, 1997, and 28% in the same period in 1996.

CUSTOMERS: As of December 31, 1997, the Company licensed SiteMinder to 10 end-user customers. Its initial customers represent a broad cross-section of industries including financial services, high-tech and the government. The Company also signed 13 North American resellers and system integrators and appointed distributors in four major European Countries. Its customers include Fortune 1000 companies, telecommunication companies, major financial institutions and large insurance companies. The Company has been able to increase its customer base by combining post-sales support services, including training and customer support. The Company expects that its customer base will grow incrementally with the future releases of SiteMinder.

            The Company has approximately 375 Check Point Software FireWall-1 customers and it continues to provide support to a large majority of these customers. The Company also plans to offer related third-party network security products to this base of customers.

            No single customer, including direct end-users or resellers, accounted for more than 10% of the Company's total revenues during each of the years ended December 31, 1997, 1996 and 1995.

PURCHASING

            The Company purchases 100% of its FireWall-1 product directly through Check Point Software Technologies, Ltd. and purchases accompanying hardware through various manufacturers and distributors, where it can receive the most favorable prices. The Company has not experienced any material difficulties or delays in acquiring any of the products that it distributes.

DISTRIBUTION AND BACKLOG

            The Company generally ships product within 24 hours of the receipt of an order from a customer. Consequently, backlog is currently not a material factor.

COMPETITION

            The market for Web access control will become highly competitive, based on the anticipated growth of the market, and is subject to rapid technological change. The Company believes that competition in this market is likely to intensify as a result of the increasing demand for intranet and extranet security products. Today, the main source of competition for the Company is from its customers' internal information services departments that have been building their own Web access solutions. The Company is also beginning to experience competition from a number of sources including Gradient Technologies, Inc.; Raptor Systems, Inc.; Secure Computing Corporation, and enCommerce, Inc. Additional competition may develop as other companies in the industry begin to offer similar security management products, and as the Company's product offerings expand to other segments of the marketplace. Current and potential competitors have established or may in the future establish cooperative relationships among themselves or with third parties to increase the availability of their products to the marketplace. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share. The company's firewall reseller business experiences competition from companies that compete with Check Point's FireWall-1 product such as Raptor Systems, Inc.; Trusted Information Systems, Inc.; Cisco Systems, Inc.; as well as other resellers of the FireWall-1 product. Many of the Company's current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than the Company.

PRODUCT RESEARCH AND DEVELOPMENT

            The market for Web security products is characterized by rapid technological change, changes in customer requirements, new product introductions and enhancements, and emerging industry standards. The Company devotes significant time and resources analyzing and responding to changes in the market such as changes in operating systems, application software, security standards, networking software, and evolving customer requirements. For the year ended December 31, 1997, the Company spent approximately $1,028,000, or 22% of revenue, on research and development. The Company will continue its product development efforts for its current products, as well as developing next generation versions of its product line.

            The Company believes its future success will depend in large part on its ability to enhance and broaden its existing product line to meet the evolving needs of the market. There can be no assurance that the Company will be able to respond effectively to technological changes or new industry standards or developments. In addition, the Company could be adversely affected if it were to incur significant delays or be unsuccessful in developing new products or enhancing its existing products, or if any such enhancements or new products do not gain market acceptance. In addition, a number of factors, including the timing of product introductions and enhancements by the Company or its competitors, market acceptance of new products, or customer order deferrals in anticipation of new products, may cause variations in the Company's future operating results.

PROPRIETARY RIGHTS

            The Company depends upon a combination of patent and trademark laws, license agreements, non- disclosure and other contractual provisions to protect proprietary and distribution rights in its products. In addition, the Company attempts to protect its proprietary information and those of its vendors and partners through confidentiality and/or license agreements with its employees and others. Despite these precautions, it may be possible for unauthorized third parties to obtain information that the Company regards as proprietary and/or confidential.

            Management believes that, due to the rapid pace of innovation within the high-tech industry, factors such as technical and creative skills of its personnel and ongoing reliable services and support are as important in establishing and maintaining a leadership position within the industry as are the various forms of legal protections.

EMPLOYEES

            At December 31, 1997, the Company had a total of 40 full-time employees, of which 8 were involved in research and development, 24 in sales, marketing and customer support, and 8 in administration and finance. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and believes that its relationships with employees are good.

ITEM 2.     PROPERTIES

            The Company's headquarters consists of two separate leased office suites located at 245 Winter Street in Waltham, Massachusetts. The Company occupies 5,760 square feet of space with current monthly payments of $8,880, expiring in May, 2001. Additionally, the Company sub-leases 6,025 square feet of office space in the same building with current monthly payments of $5,841, expiring in May, 2001. The sub-lessor has the option to terminate the sub-lease in March of 1998. As such, the Company has agreed to sublease additional office space in their existing facility and plans to relocate to said space in April, 1998.

            During 1997, the Company also entered into office leases in Los Angeles, California and Chicago, Illinois to support field sales and consulting staff. The Company believes that its present and proposed facilities are adequate for its current needs and that suitable alternative space will be available should it need to expand.

ITEM 3.     LEGAL PROCEEDINGS

            From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.

            The Company is currently a defendant in two legal proceedings. The first case involves a suit and countersuit between the Company and Programmer's Paradise, Inc. ("PPI") of Shrewsbury, New Jersey. The proceedings are intended to resolve a valuation dispute of approximately $1,100,000 related to the Net Assets Transferred to PPI during the 1996 divestiture of The Software Developer's Company, Inc.

            The Company is also a defendant in a suit brought by Lemma, Inc. a consulting firm doing business in Massachusetts. The suit was filed over a dispute on amounts due to Lemma, Inc. under a 1996 consulting contract of approximately $33,000. Lemma is also claiming trebled damages.

            The Company's management believes that neither of these cases will have a material adverse effect on the Company's results of operations or financial position. At this time, the Company cannot predict the outcome of these cases.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                                                       STOCKHOLDER MATTERS

            The Company's Common Stock is traded principally on the NASDAQ SmallCap Market(sm) tier of the NASDAQ Stock Market(sm) under the symbol "NETE" and is also traded on the Boston Stock Exchange under the symbol "NTY." The following table sets forth the range of quarterly high and low bid quotations for the Company's Common Stock as reported by NASDAQ. The quotations represent interdealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.


      QUARTERLY 1996 QUOTATIONS              HIGH TRADE     LOW TRADE
      -------------------------              ----------     ---------
      January 1, 1996- March 31, 1996          $1.938        $1.250

      April 1, 1996-June 30, 1996              $5.813        $1.563

      July 1, 1996-September 30, 1996          $3.625        $1.938

      October 1, 1996-December 31, 1996        $3.125        $1.875

      QUARTERLY 1997 QUOTATIONS              HIGH TRADE     LOW TRADE
      -------------------------              ----------     ---------

      January 1, 1997- March 31, 1997          $4.000        $1.813

      April 1, 1997-June 30, 1997              $2.813        $1.250

      July 1, 1997-September 30, 1997          $2.688        $1.125

      October 1, 1997-December 31, 1997        $2.063        $1.156

      As of December 31, 1997, there were 123 holders of record and approximately 1,400 beneficial owners of the Company's 9,279,346 shares of Common Stock outstanding. The Company estimates that approximately 1,300 shareholders hold securities in street name.

      On January 6, 1998, the Company entered into a transaction with Pequot Private Equity Fund, L.P. and Pequot Offshore Private Equity Fund, Inc. which is exempt from Federal Registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. See Item 7 hereof for a detailed discussion of the transaction.

ITEM 6.     SELECTED FINANCIAL DATA

      The following selected consolidated financial information should be reviewed in conjunction with Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto in Item 8 of this report.

STATEMENT OF OPERATIONS DATA
(in thousands, except per share data)

                                                  Twelve-Month      Nine-Month
                                                  Fiscal Year    Transition Period                 Twelve-Month
                                                     Ended             Ended                       Fiscal year
                                                  December 31,      December 31,                  Ended March 31,
                                                  ------------     -------------       ---------------------------------------
                                                      1997              1996            1996           1995            1994
                                                  ------------     -------------       -------        -------        ---------

INCOME STATEMENT DATA:
Net revenues                                         $4,733           $3,637           $3,725           $959               --
Cost of revenues                                      2,470            2,176            2,173            488               --
                                                    -------          -------          -------        -------        ---------
Gross profit                                          2,263            1,461            1,552            471               --

Selling, general and administrative expenses          5,509            2,303            1,178            305               --
Research and development costs                        1,028              705               --             --               --
                                                    -------          -------          -------        -------        ---------

Income (loss) from operations                        (4,274)          (1,547)             374            166               --

Interest income (expense)                               203              181               20             (1)              --
Share of loss from investment in
     Encotone, Inc.                                    (132)             (40)              --             --               --
Writeoff of investment in Encotone, Ltd.             (1,049)              --               --             --               --

Income (loss) from continuing operations             (5,252)          (1,406)             394            165               --

Income (loss) from operation of
     discontinued operations                             --             (520)            (240)            31            $(270)
Gain on sale of assets of discontinued operations        --            6,000               --             --               --
                                                    -------          -------          -------        -------        ---------

Income before provision for income taxes              5,252            4,074              154            196             (270)
Provision for income taxes                               --               74               25             --               --

         Net income                                 $(5,252)          $4,000             $129           $196            $(270)
                                                    -------          -------          -------        -------        ---------
                                                    -------          -------          -------        -------        ---------

Basic Earnings Per Share:
     From continuing operations                      $(0.57)          $(0.16)           $0.05          $0.02           $(0.06)
     From operation of discontinued
         operations                                      --            (0.06)           (0.03)            --               --
     Gain on sale of assets                              --             0.67               --             --               --
                                                    -------          -------          -------        -------        ---------
         Net income (loss) per share                 $(0.57)           $0.45            $0.02          $0.02           $(0.06)
                                                    -------          -------          -------        -------        ---------
                                                    -------          -------          -------        -------        ---------
Weighted average shares outstanding                   9,279            8,944            8,354          8,688            4,833

Diluted Earnings Per Share:
     From continuing operations                      $(0.57)          $(0.16)           $0.04          $0.02           $(0.06)
     From operation of discontinued
         operations                                      --            (0.06)           (0.03)            --               --
     Gain on sale of assets                              --             0.67               --             --               --
                                                    -------          -------          -------        -------        ---------
         Net income (loss) per share                 $(0.57)           $0.45            $0.01          $0.02           $(0.06)
                                                    -------          -------          -------        -------        ---------
                                                    -------          -------          -------        -------        ---------

Weighted average shares outstanding                   9,279            8,944            8,835          8,688            4,833

                                       Twelve-Month      Nine-Month
                                       Fiscal Year    Transition Period        Twelve-Month
                                           Ended           Ended                Fiscal year
                                       December 31,     December 31,          Ended March 31,
                                       ------------     ------------      ------------------------
                                          1997              1996          1996      1995      1994
                                       ------------     ------------      ----      ----      ----
BALANCE SHEET DATA:
     Working capital (deficit)              $9            $4,629          $401      $651      $280
     Total assets                        4,849            10,259         9,170     7,127     6,929
     Long-term liabilities                  --                --           187       300       385
     Stockholders' equity                1,016             6,149         1,903     1,950     1,701

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In that context, the discussion in this Item contains forward-looking statements which involve certain degrees of risk and uncertainties, including statements relating to liquidity and capital resources. Except for the historical information contained herein, the matters discussed in this item are such forward-looking statements that involve risks and uncertainties, including the impact of competitive pricing within the software industry, the effect any reaction to such competitive pressures has on current inventory valuations, the need for and effect of any business restructuring, the presence of competitors with greater financial resources, capacity and supply constraints or difficulties, and the Company's continuing need for improved profitability and liquidity.

      A portion of the following overview reflects the divestiture of the Company's catalog related business in June 1996. Any comments relating to operating results or issues are reflective of the continuing network security business. The Company's revenues were generated by the sale of network security products, integration and support services to companies doing business on the Internet and internal networks. The divestiture of the Company's catalog related business is recorded as discontinued operations in the accompanying financial statements contained in Item 8.

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

OVERVIEW

      The following information should be read in conjunction with the consolidated financial statements and notes thereto:

                                                                            % To Net Revenues
                                                         ---------------------------------------------------------
                                                         Twelve-Month       Nine-Month
                                                          Fiscal Year   Transition Period          Twelve-Month
                                                             Ended             Ended                Fiscal Year
                                                          December 31,      December 31,          Ended March 31,
                                                              1997              1996              1996        1995
                                                         -------------      ------------          ----        ----
Net Revenues                                                  100%             100%               100%         --
Gross Margin                                                   48%              40%                42%         49%
Selling, general and administrative expenses                  116%              63%                32%         32%
Research and development costs                                 22%              19%                --          --

   Income (loss) from operations                              (90%)            (42%)               10%         17%

TWELVE-MONTH FISCAL YEAR ENDED DECEMBER 31, 1997 VS. NINE-MONTH TRANSITION PERIOD ENDED DECEMBER 31, 1996

      The sale of Check Point's FireWall-1 and related maintenance revenue represented 83% of the Company's revenues in the twelve-month period ended December 31, 1997, and 72% for the nine-month transition period ended December 31, 1996. Sale of the Company's services represented approximately 11% of revenues in the year ended December 31, 1997, and 28% in nine-month transition period ended December 31, 1996.

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

CHANGE IN FISCAL YEAR: In 1996, the Company elected to change its fiscal year to coincide with the calendar year. Prior to the change, the Company's fiscal year ended on March 31. As a result, the Company had a nine-month transition period from April 1, 1996 to December 31, 1996, between fiscal years.

ACTUAL AND PRO-FORMA RESULTS OF OPERATIONS: The following table presents a comparison summary of fiscal year

1997 actual and twelve-months ended December 31, 1996 unaudited pro-forma results for informational purposes only. This information is not necessarily indicative of either financial position, or results of operations in the future, or what would have occurred had the events described in the paragraph under "Change in Fiscal Year" had not occurred. The following information should be read in conjunction with the audited Consolidated Financial Statements of the Company presented herein.

                                                         Actual                  Unaudited Pro-Forma
                                                    Twelve-Months Ended          Twelve Months Ended
                                                     December 31, 1997            December 31, 1996
                                                ---------------------------     -----------------------

                                                                Percent to                    Percent to
                                                  Dollars       Net Revenue       Dollars     Net Revenue
                                                  -------       -----------       -------     -----------
Net revenue                                     $4,732,649         100%          $4,965,948       100%
Gross margin                                     2,262,758          48%           2,035,274        41%
Selling, general and administrative expenses     5,508,813         116%           2,702,264        54%
Research and development costs                   1,028,094          22%             705,298        14%

   Income (loss) from operations                (4,274,149)        (90%)         (1,372,288)      (28%)

FISCAL YEAR ENDED DECEMBER 31, 1997 VS. PRO-FORMA TWELVE MONTHS ENDED DECEMBER 31, 1996

REVENUES: Total net revenues decreased by $233,000, or 5%, to $4,733,000 in the twelve months ended December 31, 1997 from $4,966,000 during the twelve-month period ended December 31, 1996. The decrease in revenues resulted from Company's decision to eliminate hardware sales and limit its Check Point FireWall-1 distribution. This decrease was offset by revenues achieved by the Company's sale of its SiteMinder product in the fourth quarter.

GROSS MARGIN: Total gross margin increased by $227,000, or 11%, to $2,263,000 in the fiscal year ended December 31, 1997 as compared to $2,035,000 in the twelve-month period ended December 31, 1996. The increase in gross margin is attributable to the Company's elimination and reduction of low-margin business as described above and the sale of its proprietary SiteMinder product beginning in the fourth quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative ("SG&A") expenses increased by $2,807,000, or 104%, to $5,509,000 in the fiscal year ended December 31, 1997 from $2,702,000 in the twelve-month period ended December 31, 1996. This increase was a result of the Company building its management and development staff infrastructure to bring to market its SiteMinder product line and address the growing network security marketplace.

RESEARCH AND DEVELOPMENT COSTS: Research and Development costs (net of capitalized software) increased by $323,000, or 46% to $1,028,000 in fiscal 1997 as compared to $705,000 in the twelve-month period ended December 31, 1996. The Company is continuing the development of new products to address the changing needs of the evolving network security market. Certain research and development expenditures are incurred substantially in advance of the related revenue, and in some cases, do not generate revenue. In fiscal 1997, $310,000 (net of amortization) of research and development expenditures were capitalized as a result of the Company realizing technological feasibility.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands, except ratios)

                                                                   Twelve-Month                Nine-Month
                                                                    Year Ended             Transition Period
                                                                 Ended December 31,        Ended December 31,
                                                                       1997                       1996
                                                                       ----                       ----
Cash and cash equivalents                                              $2,134                   $6,791
Working capital                                                             9                    4,629
Current ratio                                                            1.00                     2.13

Net cash (used for) continuing operating activities                   $(4,998)                 $(2,207)
Net cash  (used for) provided by discontinued
   operating activities                                                   (41)                     437
Net cash provided by investing activities                                 276                    7,928
Net cash provided by (used for) financing activities                      106                     (784)

      For the fiscal year ended December 31, 1997, the Company's net cash flow from continuing operations decreased by $4,998,000. This decrease was primarily a result of the Company's loss from continuing operations, which included research and development costs of $1,337,000.

      Working capital decreased to $9,000 at December 31, 1997 from $4,629,000 at December 31, 1996. This decrease was a direct result of the Company's loss from continuing operation.

      On January 6, 1998, the Company, entered into a Preferred Stock and Warrant Purchase Agreement (the "Agreement") with Pequot Private Equity Fund, L.P., a Delaware limited partnership ("PPEF") and Pequot Offshore Private Equity Fund, Inc., a British Virgin Islands corporation (together with PPEF, the "Pequot Entities"). Pursuant to the terms of the Agreement, on January 7, 1998, the Company sold 1,666,667 shares of Series D Preferred Stock, at $1.50 per share, and 750,393 Warrants to the Pequot Entities for an aggregate purchase price of $2,500,000.50. The Series D Preferred Stock is automatically convertible into Common Stock on a one-for-one basis, subject to adjustment. In addition, the Series D Preferred Stock is subject to mandatory conversion into Common Stock upon certain circumstances. Pursuant to the Agreement, the Pequot Entities intend to make a second $2.5 million investment following the next release of the Company's SiteMinder product, subject to certain terms and conditions as indicated in the Company's Form 8-K filed on January 15, 1998. As part of the transaction, James McNiel is joined the Board of Directors of the Company, as designee of the Pequot Entities, and has agreed to provide certain consulting services to the Company. In connection with such service, the Company granted Mr. McNiel warrants for the purchase of 100,000 shares of Common Stock. Management believes that this financing, together with cash generated from operations will be adequate to support the business operation for fiscal year 1998.

INFLATION: To date, management believes that inflation has not had a material impact on operations.

ENVIRONMENTAL LIABILITY: The Company has no known environmental violations and assessments.

YEAR 2000: The Company at present does not believe the cost of implementing any changes to address Year 2000 issues will have a material effect on the Company's results of operations or financial conditions. However, there can be no assurance that there will not be a delay in, or significantly increased costs associated with, the implementation of any necessary changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's consolidated financial statements and the related auditors' reports are presented in the following pages. The consolidated financial statements filed in this Item 8 are as follows:

-   Report of Independent Auditors

-   Consolidated Balance Sheets - December 31, 1997 and 1996

- Consolidated Statements of Operations for the fiscal year ended December 31, 1997, the nine-month transition period ended December 31, 1996, and the fiscal year ended March 31, 1996

- Consolidated Statements of Stockholders' Equity for the fiscal year ended December 31, 1997, the nine-month transition period ended December 31, 1996, and the fiscal year ended March 31, 1996

- Consolidated Statements of Cash Flows for the fiscal year ended December 31, 1997, the nine-month transition period ended December 31, 1996, and the fiscal year ended March 31, 1996

-   Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Netegrity, Inc.

      We have audited the accompanying consolidated balance sheets of Netegrity, Inc. as of December 31, 1997 and December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal year ended December 31, 1997, the nine-month transition period ended December 31, 1996 and the fiscal year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netegrity, Inc. as of December 31, 1997 and December 31, 1996 and the consolidated results of its operations and its cash flows for the fiscal year ended December 31, 1997, the nine-month transition period ended December 31, 1996 and the fiscal year ended March 31, 1996 in conformity with generally accepted accounting principles.

                                                     COOPERS & LYBRAND, L.L.P.

Boston, Massachusetts
February 13, 1998

                                 NETEGRITY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31,
                                                                           1997           1996
                                                                           ----           ----
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $2,133,586    $6,791,057
  Escrow receivable (Note G)                                              600,000       600,000
  Accounts receivable-trade, net of allowance for doubtful
     accounts of $64,460 and $67,797 at December 31, 1997
     and 1996, respectively                                               791,369       787,780
  Other current assets                                                    312,971       559,230
                                                                      -----------   -----------

       TOTAL CURRENT ASSETS                                             3,837,926     8,738,067

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET (Note B)                        585,055       287,323

Capitalized software costs, net                                           309,891            --

OTHER ASSETS:
  Investment in Encotone, LTD (Note C)                                         --     1,000,000
  Investment in Encotone, Inc. (Note C)                                    78,199       210,000
  Other                                                                    37,438        23,360
                                                                      -----------   -----------

       TOTAL OTHER ASSETS                                                 115,637     1,233,360
                                                                      -----------   -----------

TOTAL ASSETS                                                           $4,848,509   $10,258,750
                                                                      -----------   -----------
                                                                      -----------   -----------

The accompanying notes are an integral part of the consolidated financial statements.

                                 NETEGRITY, INC.
                       CONSOLIDATED BALANCE SHEETS (CONT.)

                                                                                                    December 31,
                                                                                             1997                1996
                                                                                         ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable-trade                                                                   $1,507,071          $2,099,436
  Other accrued expenses                                                                    2,022,949           1,895,685
  Accrued compensation                                                                        279,722             114,205
  Current portion of capitalized lease obligations                                             19,068                  --
                                                                                         ------------        ------------

       TOTAL CURRENT LIABILITIES                                                            3,828,810           4,109,326

LONG-TERM CAPITAL LEASE OBLIGATIONS                                                             3,653                  --
                                                                                         ------------        ------------

TOTAL LIABILITIES                                                                           3,832,463           4,109,326

COMMITMENTS AND CONTINGENCIES (Note E)                                                             --                  --

STOCKHOLDERS' EQUITY:
  Common stock, voting, $.01 par value, authorized 25,000,000 shares: 9,279,346 shares issued and 9,254,245 shares outstanding at December 31, 1997;
     9,204,946 shares issued
     and 9,179,845 shares outstanding at December 31, 1996                                     92,793              92,049
  Additional paid-in capital                                                               10,578,330          10,460,554
  Cumulative translation adjustment                                                            28,028              28,028
  Cumulative deficit                                                                       (9,399,448)         (4,147,550)
  Loan to officer (Note F)                                                                   (200,000)           (200,000)
                                                                                         ------------        ------------
                                                                                            1,099,703           6,233,081

  Less - Treasury Stock, at cost: 25,101 shares                                               (83,657)            (83,657)
                                                                                         ------------        ------------

TOTAL STOCKHOLDERS' EQUITY                                                                  1,016,046           6,149,424
                                                                                         ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $4,848,509         $10,258,750
                                                                                         ------------        ------------
                                                                                         ------------        ------------

The accompanying notes are an integral part of the consolidated financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  December 31,       December 31,         March 31,
                                                                     1997                1996                1996
                                                                (Twelve Months)      (Nine Months)      (Twelve Months)
                                                                ---------------      -------------      ---------------
Net revenues                                                      $4,732,649           $3,637,037           $3,724,757
Cost of revenues                                                   2,469,891            2,175,626            2,172,734
                                                                 -----------          -----------          -----------

Gross profit                                                       2,262,758            1,461,411            1,552,023

Selling, general and administrative expenses                       5,508,813            2,303,478            1,177,438
Research and development costs                                     1,028,094              705,298                   --
                                                                 -----------          -----------          -----------

Income (loss) from operations                                     (4,274,149)          (1,547,365)             374,585

Interest income (expense)                                            203,205              181,881               20,010
Share of loss from investment in Encotone, Inc.                     (131,801)             (40,000)                  --
Write off of investment in Encotone LTD                           (1,049,151)                  --                   --
                                                                 -----------          -----------          -----------

Income (loss) from continuing operations                          (5,251,896)          (1,405,484)             394,595

Income (loss) from discontinued operations                                --             (520,245)            (240,477)
Gain on sale of assets of discontinued operations                         --            6,000,000                   --
                                                                 -----------          -----------          -----------

Income before provision for income taxes                          (5,251,896)           4,074,271              154,118

Provision for income taxes                                                --               74,300               25,200
                                                                 -----------          -----------          -----------

       NET INCOME (LOSS)                                         $(5,251,896)          $3,999,971             $128,918
                                                                 -----------          -----------          -----------
                                                                 -----------          -----------          -----------

Basic Earnings Per Share:
   From continuing operations                                         $(0.57)              $(0.16)               $0.05
   From operation of discontinued
       operations                                                         --                (0.06)               (0.03)
   Gain on sale of assets                                                 --                 0.67                   --
                                                                 -----------          -----------          -----------
       Net income (loss) per share                                    $(0.57)               $0.45                $0.02
                                                                 -----------          -----------          -----------
                                                                 -----------          -----------          -----------
Weighted average shares outstanding                                9,279,000            8,944,000            8,354,000

Diluted Earnings Per Share:
   From continuing operations                                         $(0.57)              $(0.16)               $0.04
   From operation of discontinued
       operations                                                         --                (0.06)               (0.03)
   Gain on sale of assets                                                 --                 0.67                   --
                                                                 -----------          -----------          -----------
       Net income (loss) per share                                    $(0.57)               $0.45                $0.01
                                                                 -----------          -----------          -----------
                                                                 -----------          -----------          -----------

Weighted average shares outstanding                                9,279,000            8,944,000            8,835,000

The accompanying notes are an integral part of the consolidated financial statements.

                                 NETEGRITY, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   Series C            Additional   Cumulative                                            Total
                                  Preferred  Common     Paid-in    Translation    Cumulative   Loan to     Treasury   Stockholders'
                                    Stock    Stock      Capital     Adjustment     Deficit     Officer      Stock         Equity
                                  --------   -------  -----------  -----------   -----------   ---------   --------   -----------

BALANCE AT MARCH 31, 1995           $9,060   $77,875   $9,944,908      $22,242   $(8,020,439)         --   $(83,657)   $1,949,989

Net income                              --        --           --           --       128,918          --         --       128,918
Conversion of Preferred Stock
    (277,638 shares) - Series C     (2,777)    2,777           --           --            --          --         --            --
Issuance of Common Stock
    (410,450 shares)                    --     1,327       79,802           --            --          --         --        81,129
Translation adjustment                  --        --           --         (673)           --          --         --          (673)
Distributions                           --        --           --           --      (256,000)         --         --      (256,000)
                                  --------   -------  -----------  -----------   -----------   ---------   --------   -----------

BALANCE AT MARCH 31, 1996           $6,283   $81,979  $10,024,710      $21,569   $(8,147,521)         --   $(83,657)   $1,903,363

Net income                              --        --           --           --     3,999,971          --         --     3,999,971
Conversion of Preferred Stock
    (628,330 shares) - Series C     (6,283)    6,283           --           --            --          --         --            --
Issuance of Common Stock
    (378,729 shares)                    --     3,787      435,844           --            --          --         --       439,631
Translation adjustment                  --        --           --        6,459            --          --         --         6,459
Loan to officer (Note F)                --        --           --           --            --   $(200,000)        --      (200,000)
                                             -------  -----------  -----------   -----------   ---------   --------   -----------

BALANCE AT DECEMBER 31, 1996            --   $92,049  $10,460,554      $28,028   $(4,147,550)  $(200,000)  $(83,657)   $6,149,424
                                  --------   -------  -----------  -----------   -----------   ---------   --------   -----------
                                  --------   -------  -----------  -----------   -----------   ---------   --------   -----------

Net income                              --        --           --           --    (5,251,896)         --         --    (5,251,896)
Issuance of Common Stock
    (74,400 shares)                     --       744      117,776           --            --          --         --       118,520
Translation adjustment                  --        --           --           --            --          --         --            --
                                             -------  -----------  -----------   -----------   ---------   --------   -----------

BALANCE AT DECEMBER 31, 1997            --   $92,793  $10,578,330      $28,028   $(9,399,446)  $(200,000)  $(83,657)   $1,016,048
                                  --------   -------  -----------  -----------   -----------   ---------   --------   -----------
                                  --------   -------  -----------  -----------   -----------   ---------   --------   -----------

The accompanying notes are an integral part of the consolidated financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               December 31,      December 31,       March 31,
                                                                  1997               1996             1996
                                                             (Twelve Months)     (Nine Months)    (Twelve Months)
                                                             ---------------     -------------    ---------------

OPERATING  ACTIVITIES
Net (loss) income from continuing operations                   $(5,251,896)     $(1,405,484)         $394,595
Adjustments to reconcile income (loss) to
   net cash provided by (used for) operating activities:
       Share of loss from investment                               131,801           40,000                --
       Write off of investment in Encotone, LTD                  1,049,151               --                --
       Depreciation and amortization                               116,187           26,487             7,646
       Provision for doubtful accounts receivable, net              (3,337)          56,771            11,026
Change in operating assets and liabilities:
       Escrow receivable                                                --         (600,000)               --
       Accounts receivable                                            (252)         137,935          (671,897)
       Inventory                                                        --           21,400           (21,400)
       Other current assets                                        246,259          389,156          (117,249)
       Other assets                                                (14,078)          52,053           (20,204)
       Accounts payable                                           (592,364)         622,784           989,922
       Other accrued expenses                                      292,781       (1,542,083)          465,796
       Intangible assets                                                --               --           134,014
                                                               -----------      -----------       -----------

         Total adjustments                                       1,226,148         (801,497)          783,654
                                                               -----------      -----------       -----------

         Net cash (used for) provided by
           continuing operating activities                      (4,025,748)      (2,206,981)        1,188,249

         Net cash provided by discontinued
           operating activities                                    (46,241)         436,859           779,625
                                                               -----------      -----------       -----------

         Net cash (used for) provided by
           operating activities                                $(4,071,989)     $(1,770,122)       $1,967,874
                                                               -----------      -----------       -----------

The accompanying notes are an integral part of the consolidated financial statements.

                                 NETEGRITY, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

                                                             December 31,     December 31,        March 31,
                                                                1997             1996               1996
                                                           (Twelve Months)   (Nine Months)     (Twelve Months)
                                                           ---------------   -------------     ---------------
INVESTING  ACTIVITIES:
Proceeds from sale of certain assets                                  --        $9,435,000                --
Capitalized software costs                                     $(309,891)               --                --
Capital expenditures for equipment and
   leasehold improvements                                       (384,458)         (256,886)        $(239,824)
Investment in Encotone, LTD                                           --        (1,000,000)               --
Investment in Encotone, Inc.                                          --          (250,000)               --
                                                             -----------       -----------       -----------
       Net cash provided by (used for)
         investing activities                                  $(694,349)       $7,928,114         $(239,824)
                                                             -----------       -----------       -----------

FINANCING  ACTIVITIES:
Net proceeds from issuance of stock                              118,520           239,631             8,485
Payment on notes payable-related party                                --          (300,000)               --
Net payments on line of credit                                        --          (723,470)         (700,000)
Principal debt payments                                               --                --           (22,092)
Principal payments under capital leases                           (9,653)               --           (44,711)
Distributions to ISC shareholder                                      --                --          (231,000)
                                                             -----------       -----------       -----------

       Net cash used for financing activities                    108,867          (783,839)         (989,318)
                                                             -----------       -----------       -----------

Effect of exchange rate changes on cash                               --             6,459              (673)

       NET INCREASE IN CASH AND
         CASH EQUIVALENTS                                     (4,657,471)        5,380,612           738,059

Cash and cash equivalents at beginning of year                 6,791,057         1,410,445           672,386
                                                             -----------       -----------       -----------

       CASH AND CASH EQUIVALENTS
         AT END OF YEAR                                       $2,133,586        $6,791,057        $1,410,445
                                                             -----------       -----------       -----------
                                                             -----------       -----------       -----------

Supplemental Disclosures of Cash Flow Information:
   Interest paid                                                   3,143            17,778           162,887
   Income taxes paid                                             $63,557                --                --
                                                             -----------       -----------       -----------
                                                             -----------       -----------       -----------

Supplemental Disclosure of Non-Cash Activities:
   Loan to officer in exchange for common stock                       --          $200,000                --
   Write-off of investment in Encotone LTD                    $1,049,151                --                --
   Non-cash distributions to ISC shareholder                          --                --           $25,000
   Property purchased under capital leases                        32,374                --           317,847
   Collection of products in satisfaction of accounts
       receivable-product                                             --                --          $693,273
                                                             -----------       -----------       -----------
                                                             -----------       -----------       -----------

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

PRINCIPLES OF CONSOLIDATION: The financial statements of the Company also include the accounts and operations of its subsidiaries, Software Developers Company, GmbH ("SDC Germany") and Personal Computing Tools (PCT). The Company acquired 94% of the outstanding capital stock of PCT on June 29, 1993. The 6% equity interest in PCT not acquired by the Company would be shown as minority interest in the December 31, 1996 and March 31, 1996 consolidated balance sheets and the statements of operations for the nine-month transition period ended December 31, 1996 and the fiscal years ended March 31, 1996 and 1995, respectively. As of June 30, 1996, the Company discontinued all operations related to its SDC Germany and PCT catalog operation. The operating loss incurred in 1996 is accounted for in loss from discontinued operations.

      The Company accounts for its investment in Encotone, Inc. under the equity method of accounting (see Note C), and accordingly, the Company's share of the equity and net loss from operations for the periods ended December 31, 1997 and 1996 are consolidated into these financial statements.

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

REVENUE RECOGNITION: The Company's revenues from continuing operations are primarily generated from the sale of its proprietary SiteMinder products and services and from licensing the rights to use software products developed by Checkpoint Software Technologies, Ltd. to end users and resellers. The Company generates its services revenue from consulting and training services performed for customers and from support and software update rights (i.e., maintenance). Revenues from perpetual software license agreements are recognized as revenue upon delivery of the software as long as there are no significant post-delivery obligations.

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

      In October, 1997, the American Institute of Certified Public Accountants issued a Statement of Position (SOP) 97-2, "Software Revenue Recognition." The Company intends to adopt this pronouncement and does not expect it to have a material affect on the revenue recognition practices of the Company.

CAPITALIZATION OF SOFTWARE COSTS: The Company capitalizes certain internally generated software development costs after technological feasibility of the product has been established. Such costs are amortized over the estimated life of the product. The Company continually compares the unamortized costs of capitalized software to the expected future revenues for the products. If the unamortized costs exceed the expected future net realizable value, the excess amount is written off. At December 31, 1997, the Company amortized $34,298 of software development costs.

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

INCOME TAXES: The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the unexpected future tax consequences of events that have been included in the financial statements or tax returns. The amount of deferred tax asset or liability is based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

EARNINGS (LOSS) PER SHARE: The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" and has retroactively restated the earnings per share (EPS) for 1996 and 1995. SFAS 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the number of weighted average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options, using the treasury stock method. For the years that options are anti-dilutive, they are not included in the calculation of earnings per share.

EXPORT SALES: The Company generates some revenues from international business. For all periods reported herein, the Company's export sales are deemed immaterial.

FOREIGN CURRENCY TRANSLATION: The functional currency of the Company's former foreign subsidiary is the local currency. Balance sheet accounts of the Company's former foreign subsidiary are translated into U.S. dollars at current exchange rates. Income statement items are translated at the average rates during the year. Net translation gains or losses are recorded directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the determination of net income for the fiscal year ended December 31, 1996.

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

RECLASSIFICATIONS: Certain items on the December 31, 1996 financial statement presented herein have been reclassified to conform to the presentation used at December 31, 1997.

NEW ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires that an enterprise report by major components and as a single total the change in its net assets during the period from nonowner sources, and No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or statements of cash flows. Both FASB statements are effective for the Company in 1998.

NOTE B:     EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Equipment and leasehold improvements are stated at cost and consist of the following:

                                                            December 31,
                                                        1997         1996
                                                      --------     --------

Computer equipment and software                       $582,464     $240,714
Leasehold improvements                                  30,248       10,650
Furniture and fixtures                                 124,987       72,467
                                                      --------     --------

Less accumulated depreciation and amortization        (152,644)     (36,508)
                                                      $585,055     $287,323
                                                      --------     --------
                                                      --------     --------

      The depreciation expense recognized for the fiscal year ended December 31, 1997 and the nine-month transition period ended December 31, 1996, and the fiscal year ended March 31, 1996 was $116,187 $26,487, and $7,646, respectively. Included in furniture and fixtures are items under a two-year capital lease amounting to $32,374 and $0 at December 31, 1997 and 1996, respectively. At December 31, 1997, and 1996, there was accumulated amortization of $3,469 and $0 on capital lease at December 31, 1997 and 1996, respectively.

NOTE C:     INVESTMENT AND JOINT VENTURE

      In October of 1996, the Company invested $1,000,000 for a 10% equity interest in Encotone, LTD., a Jerusalem, Israel high-technology firm which develops technology and products that provide enhanced security for both voice and data network transactions. Its first product, TeleIDTM is a credit card-sized acoustical smart card. Since the Company has a 10% equity interest in Encotone, LTD., it accounts for its investment in Encotone, LTD. under the cost method. The Company evaluates the value of its investments on an ongoing basis relying on a number of factors including operating results, business plans, budgets and economic projections. In addition, the Company's evaluation considers non-financial data such as market trends, customer relationships, technology developments and product development cycles. As a result of such analysis, in the quarter ended September 30, 1997, the Company wrote off the entire amount of the investment.

      In October of 1996, the Company and Encotone, LTD. formed a joint venture in the U.S., Encotone, Inc., which was equally funded by both companies. Encotone, Inc. markets Encotone, LTD's smart card technology products in North, Central and South America. Since it is a 50% shareholder, the Company accounts for its investment in Encotone, Inc. under the equity method, and as of December 31, 1997, has reduced its investment by $131,801, its share of Encotone, Inc.'s operating loss for the initial period ended December 31, 1997.

      In January, 1998, the Company sold to Encotone, LTD. its full interest in Encotone, Inc. In return, the Company received an additional 9.9% of the common stock of Encotone, LTD., providing the Company with an equity position of 19.9%. The Company also received $81,656 in cash.

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

      As of December 31, 1997, the Company had no outstanding debt agreements.

NOTE E:     COMMITMENTS  AND  CONTINGENCIES

      The Company leases certain facilities under noncancellable operating leases. For the years ended December 31, 1997, 1996 and March 31, 1996, the Company incurred total operating lease expense of $173,600, $55,440 and $585,469, respectively. Future minimum lease payments under these leases are as follows:

      Year ending December 31,
      ------------------------
      1998                                $134,200
      1999                                 100,800
      2000                                 100,800
      2001                                  42,000
      2002                                      --
                                          --------
                                          $377,800
                                          --------
                                          --------

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

      The aggregate price of $10,035,000 was in exchange for the Company's tangible net assets of the catalog related business that at the time was estimated at approximately $1,500,000. The values of these net assets are currently being evaluated by a third party, and the Company expects that any purchase price adjustments that could occur as a result of the evaluation will have no material impact on the financial position or results of operations presented herein. The revenues of the divested catalog business were $11,800,000 for the nine month transition period ended December 31, 1996 and $52,382,000 and $39,698,000 for the fiscal years ended March 31, 1996 and 1995, respectively. These revenues are a component of the net income (loss) from discontinued operations.

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

      The companies are currently in legal proceedings related to the remaining $600,000 escrow balance. The case involves a suit and countersuit between the Company and Programmer's Paradise, Inc. ("PPI") of Shrewsbury, New Jersey. The proceedings are intended to resolve a valuation dispute of approximately $1,100,000 related to the Net Assets Transferred to PPI during the 1996 divestiture of The Software Developer's Company, Inc.

NOTE H:     INCOME  TAXES

      As discussed in Note A, the Company follows Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the unexpected future tax consequences of events that have been included in the financial statements or tax returns. The amount of deferred tax asset or liability is based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

      The components of the provision for income taxes are as follows:

                                                  For the Year Ended
                                                      December 31,
                                                   1997          1996
                                                   ----          ----

Current tax expense:
  Federal                                           --          $74,300
  State                                             --               --
                                                   ---          -------
     Total                                          --          $74,300

Deferred tax expense (benefit):
  Federal                                           --               --
  State                                             --               --
                                                   ---          -------
     Total                                          --          $74,300
                                                   ---          -------
                                                   ---          -------

      Significant components of the deferred tax assets are as follows:

                                                    For the Year Ended
                                                       December 31,
                                                   1997            1996
                                                   ----            ----

Net operating loss carryforward                 $2,842,447        $1,726,954
Loss on investment                               1,324,650                --
Accruals and reserves                              138,517           458,357
Research and development tax credits               254,739           193,375
Depreciation                                       (17,890)               --
Other, net                                              --            79,339
Alternative minimum tax credit                      74,773                --
Valuation allowance                             (4,617,236)       (2,458,025)
                                               -----------       -----------

                                                $       --        $       --
                                               -----------       -----------
                                               -----------       -----------

      The provision for income taxes differs from the federal statutory rate of 34% as follows:

                                                          For the Year Ended
                                                             December 31,
                                                          1997          1996
                                                          ----          ----

Federal provision at 34%                              ($1,785,645)   $1,385,160
Alternative minimum tax on asset sale - Federal                --        74,300
Meals and entertainment                                     9,962         3,482
Foreign loss, not benefitted                                   --            --
Current year Federal loss, not benefitted               1,775,683            --
Goodwill                                                       --            --
Utilization of previously unrecognized NOL                     --    (1,388,642)
S-Corporation income not subject to tax                        --            --
                                                      -----------    ----------

                                                      $        --       $74,300
                                                      -----------    ----------
                                                      -----------    ----------

      Due to the uncertainty surrounding the realization of tax benefits in future tax returns of the continuing business, the net deferred tax assets at December 31, 1997 and 1996 have been offset by a valuation allowance.

      At December 31, 1997, the Company has available for Federal income tax purposes net operating tax loss carryforwards of approximately $7,060,000 that are available to offset future taxable income at various dates through fiscal 2012. Certain provisions in the Internal Revenue Code may limit the net operating loss available for use in any given year in the event of any significant change of ownership.

NOTE I:     ACQUISITION OF INTERNET SECURITY CORPORATION

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

      Prior to the consummation of the transaction, ISC made an allowable distribution of $256,000 to its sole shareholder. The distribution consisted of cash of $231,000 and a vehicle with a net book value of $25,000. ISC was a Subchapter S Corporation prior to the consummation of the transaction, and therefore did not pay U.S. Federal income taxes. ISC was included in the Company's U.S. Federal income tax return effective November 16, 1995, and therefore, a corresponding charge to income tax expense was recorded to reflect the anticipated tax due on net income generated from the date of consummation through March 31, 1996.

      The acquisition was accounted for as a "pooling of interest" transaction and, accordingly, the Company's March 31, 1996 financial statements reflect the results of ISC in "continuing operations."

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

SERIES C PREFERRED STOCK: On October 19, 1993, the Company completed a private placement of Series C Preferred Stock and a recapitalization transaction. Private investors purchased 905,968 shares of Series C Preferred Stock at a price of $1.00 per share, resulting in net proceeds of approximately $781,000. The Series C Preferred Stock was convertible into Common Stock on a one-for-one basis and voted with the Common Stock on the same basis. The Series C Preferred Stock contained a number of features including a fixed liquidation preference of $2.00 per share, anti-dilution rights and two Board of Director positions. The Company used the net proceeds from the private placement for working capital and general corporate purposes.

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

WARRANTS: As of December 31, 1997, the Company did not have any warrants outstanding.

SUBSEQUENT EVENT: On January 6, 1998, the Company, entered into a Preferred Stock and Warrant Purchase Agreement (the "Agreement") with Pequot Private Equity Fund, L.P., a Delaware limited partnership ("PPEF") and Pequot Offshore Private Equity Fund, Inc., a British Virgin Islands corporation (together with PPEF, the "Pequot Entities"). Pursuant to the terms of the Agreement, on January 7, 1998, the Company sold 1,666,667 shares of Series D Preferred Stock, at $1.50 per share, and 750,393 Warrants to the Pequot Entities for an aggregate purchase price of $2,500,000.50. The Series D Preferred Stock is automatically convertible into Common Stock on a one-for-one basis, subject to adjustment. In addition, the Series D Preferred Stock is subject to mandatory conversion into Common Stock upon certain circumstances. Pursuant to the Agreement, the Pequot Entities intend to make a second $2.5 million investment subject to certain terms and contingencies in the Agreement, including the Company's release of its SiteMinder 3.0 product and having the product attain an acceptable level of quality and satisfaction as determined by the Pequot Entities. As part of the transaction, James McNiel is joined the Board of Directors of the Company, as designee of the Pequot Entities, and has agreed to provide certain consulting services to the Company. In connection with such service, the Company granted Mr. McNiel warrants for the purchase of 100,000 shares of Common Stock. Management believes that this financing, together with cash from operations will be adequate to support the business operation for fiscal year 1998.

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

1988 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN: The 1988 Non-Employee Director Stock Option Plan ("1988 Director Plan") offers options to members of the Board of Directors who are neither employees nor officers of the Company in appreciation of their service. The 1988 Director Plan is administered by the Compensation Committee of the Company. No more shares are available under the 1998 Director Plan.

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

      The Stock Purchase Plan presently authorizes the issuance of 100,000 shares of Common Stock (subject to adjustment for capital changes) pursuant to the exercise of nontransferable options granted to participating employees. During the years ended December 31, 1997 and 1996, 2,400 and 1,216, shares, respectively, of the Company's Common Stock were issued under the Stock Purchase Plan.

1991 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN: The 1991 Non-Employee Director Stock Option Plan authorizes the grant of options for up to 70,000 shares of Common Stock. This plan is identical to the 1988 Director Plan, except that options shall expire ten years from the date of the option grant. On May 15, 1991, each of the non-employee directors was granted options to purchase 8,750 shares of Common Stock. After May 15, 1991, each new director also received an option to purchase 8,750 shares of Common Stock. No more shares are available under the 1991 Non-Employee Director Stock Option Plan.

1993 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN: The 1993 Non-Employee Director Stock Option Plan authorizes the grant of options of up to 60,000 shares of Common Stock. This plan is identical to the 1988 and 1991 Director Plans, except the options shall expire ten years from the date of the option grant and options are granted after the performance of services. On each of April 1, 1993 (fiscal year 1994), April 1, 1994 (fiscal year 1995), and April 1, 1995 (fiscal year
1996) each of the non-employee directors was granted 3,500 shares of Common Stock. No more shares are available under the 1993 Non-Employee Director Stock Option Plan.

1994 STOCK PLAN: The 1994 Stock Plan is authorized to grant up to 1,813,000 options to purchase shares of Common Stock as incentives to officers, directors, employees and consultants of the Company, as approved by the Board of Directors. The options have an exercise price of 100% of the fair market value of Common Stock on the date of the grant and vest over periods as determined by the Board of Directors. A total of 1,813,000 shares are issuable under the 1994 Stock Plan, of which 168,000 shares were available for grant at December 31, 1997.

1994 NON-EMPLOYEE DIRECTOR PLAN: The 1994 Non-Employee Director Plan authorizes the grant of up to 105,000 shares to directors who are not employees or officers of the Company as an inducement to obtain and retain the services of qualified persons. Each director who is neither an officer nor employee of the Company was automatically granted an option to purchase 17,500 shares of the Company's Common Stock at an exercise price equal to 100% of the fair market value of the Company's Common Stock on the date of grant. Options vest ratably over five years from the date of grant and expire ten years from the date of grant. During fiscal 1994, each of the six (6) qualified directors received an option to purchase 17,500 shares of the Company's Common Stock. No more shares are available under the 1994 Non-Employee Director Plan.

1997 STOCK OPTION PLAN: The 1997 Stock Option Plan is authorized to grant up to 500,000 options to purchase shares of Common Stock as incentives to officers and other employees of the company. Incentive stock options may be granted to officers and employees, and non-qualified stock options may be granted to directors, officers, employees or consultants of the Company under the 1997 Stock Option Plan. The exercise prices and the vesting periods of the options are determined by the Compensation Committee of the Company. A total of 500,000 shares are issuable under the 1997 Stock Plan, of which 49,250 shares were available for grant at December 31, 1997.

1997 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN: On September 10, 1997, the Board of Directors approved the 1997 Non-Employee Director Stock Option Plan. The 1997 Non-Employee Director Stock Option Plan authorizes the grant of up to 125,000 shares to directors who are not employees or officers of the Company as inducement to obtain and retain the services of qualified persons. Each current director who is neither an officer or employee of the Company was automatically granted an option to purchase 12,500 shares of the Company's Common Stock at an exercise price of $2.19 per share. Each person elected as a member of the Board after the adoption of the plan will be granted an option to purchase shares of Common Stock ("New Director Options") as determined by the Board. The exercise price of New Director Options shall be the mean between the high and low sales prices of the Company's Common Stock on the Nasdaq National Market System as reported in the Wall Street Journal on the date of the grant for the immediately preceding business day, provided that if the Common Stock is not listed on the Nasdaq National Market System, the exercise price shall be the fair market value as determined by the Board of Directors.

      Information as to the Company's stock options is as follows:

      In October, 1995, the FASB issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value, or provide pro-forma disclosure of net income and earnings per share in the notes to the financial statements.

      Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1997 and December 31, 1996 would have been reduced to the pro-forma amounts indicated below:

                                     Fiscal Year Ended               Nine-Months Ended
                                     December 31, 1997              December 31, 1996
                                --------------------------       -------------------------
                                   Earnings                       Earnings
                                  Net (loss)     Per Share        Net Income     Per Share
                                  ----------     ---------        ----------     ---------

As reported                      $(5,251,898)     $(0.57)        $3,999,971       $0.40
Pro-Forma                         (5,500,386)      (0.59)         3,868,522        0.43

      The effects of applying SFAS 123 in this pro-forma disclosure are not indicative of future amounts. SFAS

123 does not apply to awards prior to fiscal 1996 and additional awards in future years are anticipated.

      The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of four years, expected volatility of 80%, no dividends, and risk-free interest rates ranging from 5.7% to 7.4%.

      A summary of the status of the Company's stock option plans as of December 31, 1997 and 1996, and March 31, 1996 and changes during the years ending on those dates is presented below:

                    Options Outstanding                                  Options Exercisable
-----------------------------------------------------------------    ----------------------------------
                     Weighted Average

   Range of          Number       Contractual    Weighted Average       Number         Weighted Average
Exercise Prices   Outstanding         Life         Exercise Price    Exercisable       Exercise Price
---------------   -----------         ----         --------------    -----------       --------------

       4.00          2,500            3.2              4.00               2,500             4.00
       3.38         19,250            3.4              3.38              19,250             3.38
  3.50-4.00         21,750            3.6              3.54              21,750             3.54
       2.88         17,500            4.7              2.88              17,500             2.88
       2.13         40,000            5.0              2.13              40,000             2.13
       4.00          2,500            5.2              4.00               2,500             4.00
  1.00-1.50        264,000            5.3              1.03             264,000             1.03
       1.25         17,500            5.6              1.25              17,500             1.25
  0.88-1.00        315,592            6.3              1.00             315,592             1.00
       0.78         87,500            6.5              0.78              87,500             0.78
       0.63         35,000            6.8              0.63              35,000             0.63
       1.56          1,000            7.4              1.56               1,000             1.56
       1.37         35,000            7.6              1.37              35,000             1.37
       1.71         85,000            7.8              1.71              85,000             1.71
  2.62-2.63        605,000            8.4              2.63               1,667             2.62
       2.63         41,000            8.6              2.63              40,000             2.63
       2.09        262,500            8.9              2.09               9,000             2.09
  1.38-2.50        101,000            9.1              1.39           ---------
  1.38-2.38        151,500            9.3              1.55
       1.63          4,000            9.4              1.63
       2.19         89,000            9.7              2.19
       1.59         22,500            9.8              1.59
       1.38         32,500            9.9              1.38
  1.25-1.50        150,250           10.0              1.26
                 ---------

                 2,403,342                                              994,759
                 ---------                                            ---------
                 ---------                                            ---------


                                                    For the Period Ended
                                           --------------------------------------
                                           December 31,  December 31,  March 31,
                                              1997          1996          1996
                                           ----------    ----------    ----------

Options outstanding at beginning of year    2,196,095     1,523,845     1,389,404

Option activity during the year:
 Granted                                      640,750     1,125,250       417,500
 Exercised                                    (72,000)     (374,360)      (75,450)
 Canceled                                    (361,503)      (78,640)     (207,600)
                                           ----------    ----------    ----------

Options outstanding at end of year          2,403,342     2,196,095     1,523,854
                                           ----------    ----------    ----------
                                           ----------    ----------    ----------

Price range of outstanding options         $0.63-4.00    $0.78-4.50    $0.50-8.13
                                           ----------    ----------    ----------
                                           ----------    ----------    ----------

Price range of options exercised           $0.50-1.71    $0.50-1.72    $0.50-1.25
                                           ----------    ----------    ----------
                                           ----------    ----------    ----------

Options exercisable at end of year            994,759     1,179,937       852,636
                                           ----------    ----------    ----------
                                           ----------    ----------    ----------


NOTE  L:     COMPARATIVE  FINANCIAL  INFORMATION

      As reported on Form 8-K, dated August 21, 1996, the Company's Board of Directors approved on August 14, 1996 a change in the Company's fiscal year from March 31 to December 31. The following represents unaudited comparative financial information for the period January 1, 1996 to December 31, 1996, which may be read in conjunction with the audited fiscal year ended December 31, 1997, presented on the consolidated statements of operations.

                                                               Pro-Forma
                                                           Twelve-Months Ended
                                                            December 31, 1996
                                                               (Unaudited)
                                                               -----------

Net revenue                                                     $4,965,948
Cost of revenues                                                 2,930,674
                                                               -----------

Gross profit                                                     2,035,274

Selling, general and administrative expenses                     2,702,264
Research and development costs                                     705,298

Income (loss) from operations                                   (1,372,288)
                                                               -----------

Interest income                                                    188,215
Share of loss from investment                                      (40,000)
                                                               -----------

Income (loss) from continuing operations                        (1,224,073)

Income (loss) from discontinued operations                        (734,698)
Gain on sale of assets of discontinued operations                6,000,000
                                                               -----------

Income before provision for income taxes                         4,041,229

Provision for income taxes                                          74,300
                                                               -----------

Net income                                                      $3,966,929
                                                               -----------
                                                               -----------

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item is incorporated by reference to the information under the caption "Election of Directors" contained in the Company's definitive Proxy Statement filed on or before April 15, 1998 with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on May 13, 1998 (the "Proxy Statement").

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

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

A.    THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

      1.    FINANCIAL STATEMENTS

            The following financial statements are included in Item 8:

            a.    Report of Independent Auditors

            b.    Consolidated Balance Sheets - December 31, 1997 and 1996

            c. Consolidated Statements of Operations for the fiscal years ended December 31, 1997 and 1996

            d. Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended December 31, 1997 and 1996

            e. Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1997 and 1995

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

EXHIBIT
ITEM NO.    ITEM AND REFERENCE
--------    ------------------

3)01 Restated Certificate of Incorporation, as amended, of the Registrant (filed as Exhibit 3.01 to Registrant's Registration Statement of Form S-18, No. 33-24446-B, and incorporated by reference).

3)02 Certificate of Designations, Preferences and Rights of the Series C Preferred Stock of the Registrant (filed as Exhibit 7.03 to Report on Form 8-K on November 12, 1993, and incorporated by reference).

3)03        Amended By-Laws of the Registrant (filed herewith).

4)01 Specimen certificate for shares of Common Stock of the Registrant (filed as Exhibit 4.01 to the Registrant's Registration Statement on Form S-18, No. 33-24446-B, and incorporated by reference).

4)02 Series C Preferred Stock Purchase, Recapitalization and Exchange Agreement among the Registrant and the persons named therein regarding the issuance of the Series C Preferred Stock and the retirement of the Series A Preferred Stock and Series B Senior Preferred Stock (filed as Exhibit 7.01 to Report on Form 8-K filed on November 12, 1993, and incorporated by reference).

4)03 Voting Agreement among the Registrant and the holders of Series C Preferred Stock (filed as Exhibit 7.02 to Report on Form 8-K filed on November 12, 1993, and incorporated by reference).

10)01       1986 Nonstatutotry Stock Option Plan of the Registrant (filed as
            Exhibit 10.01 to the Registrant's Registration Statement on Form S-18, No. 33-24446-B, and incorporated by reference).

10)02 Form of Nonstatutory Stock Option Agreement under the Registrant's 1986 Nonstatutory Stock Option Plan (filed as Exhibit 10.02 to the Registrant's Registration Statement on Form S-18, No. 33-24446-B, and incorporated by reference).

10)03 1987 Amended Stock Plan of the Registrant (filed as Exhibit 4.1 to Registration Statement on Form S-18, No. 33-24446-B, and incorporated by reference).

10)04 Form of Incentive Stock Option Agreement under the Registrant's 1987 Amended Stock Plan (filed as Exhibit 10.04 to Annual Report on Form 10-K for the fiscal year ended March 31, 1991, and incorporated by reference).

10)05 Form of Non-Qualified Stock Option Agreement under the Registrant's 1987 Amended Stock Plan (filed as Exhibit 10.05 to Annual Report on Form 10-K for the fiscal year ended March 31, 1991, and incorporated by reference).

10)06       1988 Amended Non-Employee Director Stock Option Plan (filed as
            Exhibit 10.22 to Annual Report on Form 10-K for the fiscal year ended March 31, 1990, and incorporated by reference).

10)07 Form of Non-Qualified Stock Option Agreement for the Registrant's 1988 Amended Non- Employee Director Stock Option Plan (filed as
            Exhibit 10.07 to Annual Report on Form 10-K for the fiscal year ended March 31, 1991, and incorporated by reference).

10)08       1990 Employee Stock Purchase Plan of the Registrant (filed as
            Exhibit 4.1 to Registration Statement No. 33-35225, and incorporated by reference).

10)1 1991 Director Stock Plan (filed as Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended March 31, 1991, and incorporated by reference).

10)11 1993 Non-Employee Director Stock Option Plan (filed as Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993, and incorporated by reference).

10)12 Form of Non-Qualified Stock Option Agreement for the Registrant's 1993 Non-Employee Director Stock Option Plan (filed as Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993, and incorporated by reference).

10)13 1994 Stock Plan (filed as Exhibit 4 to Registration Statement on Form S-8, filed on January 26, 1998, and incorporated by reference).

10)14 1994 Non-Employee Director Plan (filed as Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated by reference).

10)15 1997 Stock Option Plan (filed as Exhibit 4 to Registration Statement on Form S-8 filed on January 26, 1998, and incorporated by reference).

10)16       1997 Non-Employee Director Stock Option Plan (filed herewith).

10)17 Commercial Lease dated as of June 1, 1996 between the Registrant and K/B Fund c/o Koll Management Services, Inc. (filed as Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated by reference).

10)18 Credit Agreement dated as of March 16, 1995 between the Registrant and Silicon Valley Bank (filed as Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated by reference).

10)19 Promissory Note of the Registrant issued to Silicon Valley Bank in the principal amount of $2,000,000 due June 5, 1996 (filed as Exhibit 10.17 to Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated by reference).

10)2 Promissory Note of the Registrant issued to Silicon Valley Bank in the principal amount of $200,000 due June 5, 1998 (filed as Exhibit
            10.18 to Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated by reference).

10)21 Security Agreement dated as of March 16, 1996 between the Registrant and Silicon Valley Bank (filed as Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated by reference).

10)22 Subordination Agreement dated as of March 16, 1995 among the Registrant, Silicon Valley Bank, and Stephen L. Watson and Beverly
            F. Watson as Joint Tenants with the Right of Survivorship (filed as
            Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated by reference).

10)23 Amended and Restated Security Agreement dated as of March 16, 1995 among the Registrant and Stephen L. Watson and Beverly F. Watson as Joint Tenants with the Right of Survivorship (filed as Exhibit 10.21 to Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated by reference).

10)24 Secured Subordinated Term Note of the Registrant in the principal amount of $300,000 dated as of October 19, 1993 (filed as Exhibit
            10.18 to Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated by reference).

10)25 Agreement of Purchase and Sale of Assets by and between Programmer's Paradise, Inc. and The Software Developer's Company, Inc. and Software Developer's Company GmbH, as Selling Parties dated May 16, 1996 (filed as Appendix A to Consent Solicitation Statement dated June 4, 1996, and incorporated by reference).

10)26 Agreement and Plan of Merger among the Registrant, ISC Acquisition Corporation, Internet Security Corporation and Richard J. Kosinski dated as of October 17, 1995 (filed as Exhibit 7.01 to Report on Form 8-K filed on November 30, 1995, and incorporated by reference).

10)27 Amendment No. 1 to the Agreement and Plan of Merger among the Registrant, ISC Acquisition Corporation, Internet Security Corporation and Richard J. Kosinski, dated as of November 16, 1995 (filed as Exhibit 7.02 to Report on Form 8-K filed on November 30, 1995, and incorporated by reference).

10)28 Employment and Noncompetition Agreement by and among Richard J. Kosinski and the Registrant and Internet Security Corporation (filed as Exhibit 7.03 to Report on Form 8-K filed on November 30, 1995, and incorporated by reference).

10)29 Holdback Agreement by and among the Registrant and Richard J. Kosinski dated November 16, 1995 (filed as Exhibit 7.04 to Report on Form 8-K filed on November 30, 1995, and incorporated by reference).

10)3 Preferred Stock and Warrant Purchase Agreement among the Company, Pequot Private Equity Fund L.P. and Pequot Offshore Private Equity Fund, Inc. (filed as Exhibit 4 to Report on Form 8-K filed on January 15, 1998, and incorporated by reference).

11)01       Computation of Earnings Per Share (filed herewith).

22)01       Subsidiaries of the Registrant (filed herewith).

24)01       Consent of Coopers & Lybrand (filed herewith).

B.    REPORTS ON FORM 8-K:

      The Company filed a Report on Form 8-K on January 15, 1998 in connection with the Preferred Stock and Warrant Purchase Agreement among Pequot Private Equity Fund, L.P., Pequot Offshore Private Equity Fund, Inc. and the Company dated January 6, 1998 (see Exhibit 10.30 above).

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

                                 NETEGRITY, INC.

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                                    Allowance for          Allowance for
                                                  doubtful accounts    doubtful accounts           Reserve
                                                     receivable        receivable--product     for inventory
                                                     ----------        -------------------     -------------

Balance as of March 31, 1995                          $ 347,432           $  60,745              $ 142,114
                                                      ---------           ---------              ---------

Additions charged to costs and expenses (A)597,515      124,900             267,030

Charge offs                                            (670,675)           (111,931)              (268,986)
                                                      ---------           ---------              ---------

Balance as of March 31, 1996                          $ 274,272           $  73,714              $ 140,158
                                                      ---------           ---------              ---------
                                                      ---------           ---------              ---------

Amount transferred through divestiture                 (184,663)            (73,714)              (140,158)

Charge offs                                             (21,812)                 --                     --
                                                      ---------           ---------              ---------

Balance as of December 31, 1996                       $  67,797                  --                     --
                                                      ---------           ---------              ---------
                                                      ---------           ---------              ---------

Charge offs                                              (3,337)                 --                     --
                                                                                                 ---------

Balance as of December 31, 1997                       $  64,460                  --                     --
                                                      ---------           ---------              ---------
                                                      ---------           ---------              ---------

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

                                    NETEGRITY, INC.


                                    /s/ Barry N. Bycoff
                                    ---------------------------------------
March 27, 1998                      Barry N. Bycoff, President,
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


March 27, 1998                      /s/ Barry N. Bycoff
                                    ---------------------------------------
                                    Barry N. Bycoff, President,
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)


March 27, 1998                      /s/ James O'Connor, Jr
                                    ---------------------------------------
                                    James O'Connor, Jr., Vice President,
                                    Chief  Financial Officer and Treasurer
                                    (Principal Accounting and Financial Officer)


March 27, 1998                      /s/ Eric R. Giler
                                    ---------------------------------------
                                    Eric R. Giler, Director


March 27, 1998                      /s/ Michael L. Mark
                                    ---------------------------------------
                                    Michael L. Mark, Director


March 27, 1998                      /s/ James P. McNiel
                                    ---------------------------------------
                                    James P. McNiel, Director


March 27, 1998                      /s/ Milton J. Pappas
                                    ---------------------------------------
                                    Milton J. Pappas, Director


March 27, 1998                      /s/ Ralph B. Wagner
                                    ---------------------------------------
                                    Ralph B. Wagner, Director


March 27, 1998                      /s/ Stephen L. Watson
                                    ---------------------------------------
                                    Stephen L. Watson
                                    Chairman of the Board of Directors