Form 10-Q
period 1998-03-31
NETEGRITY INC
filed 1998-05-15
CIK 840824

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                        __________________
                         ---------------
                            FORM 10-Q
                         ---------------


    XX Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended March 31, 1998, or

        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the transition period from ---------- to ---------

                  Commission File Number 1-10139
                    --------------------------


                         NETEGRITY, INC.
      (Exact name of registrant as specified in its charter)

     DELAWARE                              04-2911320
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)         Identification No.)

  245 WINTER STREET
WALTHAM, MASSACHUSETTS                         02154
(Address of principal                        (Zip Code)
executive offices)


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


As of May 7, 1998 there were 9,397,526 shares of Common Stock outstanding.

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

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . .10


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . .13

Item 2. Changes in Securities. . . . . . . . . . . . . . .13

Item 3. Defaults Upon Senior Securities. . . . . . . . . .13

Item 4. Submission of Matters to a Vote of
        Security Holders  . . . . . . . . . . . . . . . . 13

Item 5. Other Information  . . . . . . . . . . . . . . . .13

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . .13


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .14

Exhibit 11 - Computation of earnings per share . . . . . .15

                 PART I. - FINANCIAL INFORMATION

                        NETEGRITY, INC.
                  CONSOLIDATED BALANCE SHEETS

                             ASSETS

                                      March 31,
                                        1998        December 31,
                                     (unaudited)        1997

CURRENT ASSETS:

  Cash and cash equivalents           $3,019,570     $2,133,586
  Escrow receivable                      600,000        600,000
  Accounts receivable-trade, net of
  allowance for doubtful accounts
  of $58,470 and $64,460 at March 31,
  1998 and December 31, 1997,
  respectively                           611,353        791,369
  Other current assets                   309,501        312,971


  TOTAL CURRENT ASSETS                 4,540,424      3,837,926

EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, NET                      612,741        585,055

CAPITALIZED SOFTWARE COSTS               293,374        309,891

OTHER ASSETS:

  Investment in Encotone, Inc.               ---         78,199
    Other                                 50,797         37,438

  TOTAL OTHER ASSETS                      50,797        115,637

TOTAL ASSETS                          $5,497,336     $4,848,509


The accompanying notes are an integral part of the financial statements.

                        NETEGRITY, INC.
                  CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                      March 31,
                                        1998        December 31,
                                     (unaudited)        1997

CURRENT LIABILITIES:
  Accounts payable-trade             $ 1,077,771    $ 1,507,071
  Other accrued expenses               2,099,685      2,022,949
  Accrued compensation                   297,633        279,722
  Current portion of capitalized
  lease obligations                       20,141         19,068

TOTAL CURRENT LIABILITIES              3,495,230      3,828,810

Long-term capital lease obligations          ---          3,653

COMMITMENTS AND CONTINGENCIES                ---            ---

TOTAL LIABILITIES                      3,495,230      3,832,463

STOCKHOLDERS' EQUITY:
  Series D Preferred Stock, $.01
   par value 1,666,667 shares
   authorized and outstanding
   as of March 31, 1998                    16,667           ---
  Common stock, voting, $.01 par
   value, authorized 25,000,000
   shares: 9,286,346 shares
   issued and 9,261,245 shares
   outstanding at March 31, 1998;
   9,279,346 shares issued and
   9,254,245 shares outstanding
   at December 31, 1997                    92,886        92,793
  Additional paid-in capital           13,021,161    10,578,330
  Cumulative translation adjustment        28,028        28,028
  Cumulative deficit                  (10,872,979)   (9,399,448)
  Loan to officer                        (200,000)     (200,000)
                                        2,085,763     1,099,703
  Less - Treasury Stock, at cost:
  25,101 shares                           (83,657)      (83,657)

TOTAL STOCKHOLDERS' EQUITY              2,002,106     1,016,046

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                $ 5,497,336   $ 4,848,509

The accompanying notes are an integral part of the financial statements.
                         NETEGRITY, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                       For the three months ended
                                                 March 31,
                                             1998        1997

Net revenues                              $ 809,821  $  986,594
Cost of revenues                            346,556     535,251

Gross profit                                463,265     451,343

Selling, general and administrative
  expenses                                1,547,910   1,021,522
Research and development costs              420,856     101,148

Loss from operations                     (1,505,501)   (671,327)

Interest income (expense)                    31,970      79,062
Share of loss from investment
  in Encotone, Inc.                             ---     (56,044)


Net loss                                $(1,473,531) $ (648,309)

Basic loss per share                         $(0.16)     $(0.07)

Weighted average shares
  outstanding (basic)                     9,284,036   9,261,616

Diluted loss per share                       $(0.16)     $(0.07)

Weighted average shares
  outstanding (diluted)                   9,284,036   9,261,616


The accompanying notes are an integral part of the financial statements.

                         NETEGRITY, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                       For the three months ended
                                                March 31,
                                            1998        1997

OPERATING ACTIVITIES

Net income (loss) from
  continuing operations               $(1,473,531) $ (648,309)
Adjustments to reconcile
 income (loss) tonet cash
 provided by (used for)
 operating activities:
  Share of loss from investment               ---      56,044
  Depreciation and amortization            40,663      16,500
  Provision for doubtful accounts
   receivable                              (5,990)      7,000

Change in operating assets and
 liabilities:
  Accounts receivable                     186,006     107,923
  Other current assets                      3,470     (13,701)
  Accounts payable                       (429,300)   (234,628)
  Other accrued expenses                   94,647     (43,123)
  Other assets                             64,840         ---

  Total adjustments                       (45,664)   (103,985)

    Net cash (used for) provided
     by continuing operating
     activities                        (1,519,195)   (752,294)

    Net cash (used for) provided
     by discontinued operating
     activities                               ---     (31,766)

    Net cash (used for) provided
     by operating activities          $(1,519,195) $ (784,060)


The accompanying notes are an integral part of the financial statements.

                         NETEGRITY, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
                           (Unaudited)


                                       For the three months ended
                                                March 31,
                                            1998         1997

INVESTING  ACTIVITIES:
Capitalized software costs              $   16,517  $  (158,839)
Capital expenditures for equipment
 and leasehold improvements                (68,349)     (74,448)
  Net cash used for investing
   activities                              (51,832)    (233,287)

FINANCING  ACTIVITIES:
Net proceeds from issuance of
 preferred stock                         2,450,001          ---
Net proceeds from issuance of
 common stock                                9,590      103,201
Principal payments under
 capital leases                             (2,580)         ---

  Net cash provided by (used for)
  financing activities                   2,457,011      103,201

Effect of exchange rate changes
 on cash                                       ---          ---

  NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                    885,984     (914,146)

Cash and cash equivalents at
 beginning of period                     2,133,586    6,791,057

  CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                        $3,019,570   $5,876,911

Supplemental Disclosures of Cash
  Flow Information:
  Interest paid                         $      599          ---

  Income taxes paid                            ---   $   63,557


The accompanying notes are an integral part of the financial statements.

                         NETEGRITY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Note 1 - The unaudited financial information furnished herein reflects all adjustments which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the Company's financial position, cash flows and the results of its operations for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 1997, included in Form 10-K filed on March 31, 1998.

      Note 2 - The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1998.

      Note 3 - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" and has retroactively restated the earnings per share (EPS) for Q1 1997. SFAS 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the number of weighted average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options and warrants, using the treasury stock method. For the periods that options are anti-dilutive, they are not included in the calculation of earnings per share.

      Note 4 - The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the unexpected future tax consequences of events that have been included in the financial statements or tax returns. The amount of deferred tax asset or liability is based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

      Note 5 - The Company capitalizes certain internally generated software development costs after technological feasibility of the product has been established. Such costs are amortized over the estimated life of the product. The Company continually compares the unamortized costs of capitalized software to the expected future revenues for the products. If the unamortized costs exceed the expected future net realizable value, the excess amount is written off.

      Note 6 - On January 6, 1998, the Company, entered into a Preferred Stock and Warrant Purchase Agreement (the "Agreement") with Pequot Private Equity Fund, L.P., a Delaware limited partnership ("PPEF") and Pequot Offshore Private Equity Fund, Inc., a British Virgin Islands corporation (together with PPEF, the "Pequot Entities"). Pursuant to the terms of the Agreement, on January 7, 1998, the Company sold 1,666,667 shares of Series D Preferred Stock, at $1.50 per share, and 750,393 Warrants to the Pequot Entities for an aggregate purchase price of $2,500,000.50. The Series D Preferred Stock is automatically convertible into Common Stock on a one-for-one basis, subject to adjustment. In addition, the Series D Preferred Stock is subject to mandatory conversion into Common Stock upon certain circumstances. Pursuant to the Agreement, the Pequot Entities intend to make a second $2.5 million investment subject to certain terms and contingencies in the Agreement, including the Company's release of its SiteMinder 3.0 product and having the product attain an acceptable level of quality and satisfaction as determined by the Pequot Entities. As part of the transaction, James McNiel joined the Board of Directors of the Company, as designee of the Pequot Entities, and has agreed to provide certain consulting services to the Company. In addition to consulting fees in connection with such service, the Company granted Mr. McNiel warrants for the purchase of 100,000 shares of Common Stock.

      Note 7 - The Company has adopted American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition." Adoption of this pronouncement did not have a material affect on the revenue recognition practices of the Company.

      The Company has adopted SFAS No. 130, Reporting Comprehensive Income, in the quarter ended March 31, 1998. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company believes that the adoption of SFAS 130 will have no material impact on its financial statements as there are no material differences between net income and comprehensive income.

      Note 8 - The Company is currently a defendant in two legal proceedings. The first case involves a suit and countersuit between the Company and Programmer's Paradise, Inc. ("PPI") of Shrewsbury, New Jersey. The proceedings are intended to resolve a valuation dispute of approximately $1,100,000 related to the Net Assets Transferred to PPI during the 1996 divestiture of The Software Developer's Company, Inc.

The Company is also a defendant in a suit brought by Lemma, Inc. a consulting firm doing business in Massachusetts. The suit was filed over a dispute on amounts due to Lemma, Inc. under a 1996 consulting contract of approximately $33,000. Lemma is also claiming trebled damages.

The Company's management believes that neither of these cases will have a material adverse effect on the Company's results of operations. At this time, the Company cannot predict the outcome of these cases.

                        NETEGRITY, INC.




ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In that context, the discussion in this Item contains forward-looking statements which involve certain degrees of risk and uncertainties, including statements relating to liquidity and capital resources. Except for the historical information contained herein, the matters discussed in this section are such forward-looking statements that involve risks and uncertainties, including the impact of competitive pricing within the software industry, the effect any reaction to such competitive pressures has on the need for and effect of any business restructuring, the presence of competitors with greater financial resources, capacity and supply constraints or difficulties, and the Company's continuing need for improved profitability and liquidity.

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

RESULTS OF OPERATIONS

    The following information should be read in conjunction with the consolidated financial statements and notes thereto:

                                               Period to Period %
                                              Increase/(Decrease)
                                               Three Months Ended
For the three months       % to Net Revenue         March 31,
ended March 31,               1998    1997       1998 vs. 1997

Net Revenues:
  Product sales               100%    100%           (18%)

Gross Margins:
  Product sales                57%     46%             3%

  Selling, general and
  administrative expenses     191%    104%            52%

  Research and development
   costs                       52%     10%           316%
  Loss from operations       (182%)   (66%)          127%

REVENUES: Net revenues for the first quarter ended March 31, 1998 decreased by $176,773, or 18%, to $809,821 from $986,594 for the quarter ended March 31, 1997. This decrease is due to a decline in the Company's firewall reseller business as a result of the Company's planned de-emphasis on this portion of its business. This was partially offset by revenue achieved from the Company's new SiteMinder product and related services in the first quarter ended March 31, 1998.

GROSS PROFIT: Total Gross Profit dollars for the first quarter ended March 31, 1998 increased by $11,922, or 3%, to $463,265 from $451,343 for the quarter ended March 31, 1997. This increase is attributed to the Company's decline in its lower margin firewall reseller business as described above, and the sale of its proprietary SiteMinder product and services which yield higher margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the first quarter ended March 31, 1998 increased by $526,388 or 52%, to $ 1,547,910 from $1,021,522 for the quarter ended March 31, 1997. This increase was a result of the Company continuing to build its sales and marketing infrastructure for its SiteMinder product business.

RESEARCH AND DEVELOPMENT COSTS: Research and Development costs (net of capitalized software) for the first quarter ended March 31, 1998 increased $319,708, or 316% to $420,856 as compared to
$101,148 for the quarter ended March 31, 1997. The Company continues to develop and enhance its product line to address the changing needs of the evolving web access control market. Certain research and development expenditures are incurred substantially in advance of the related revenue, and in some cases, do not generate revenue.

INTEREST INCOME: Net interest income (expense) for the first quarter ended March 31, 1998 decreased $47,092, or 60%, to $31,970 from $79,062 for the same period last year. This decrease is mainly attributable to a lower average cash and investment portfolio balance.


LIQUIDITY AND CAPITAL RESOURCES

(in thousands, except ratios)

                                        March 31,   December 31,
Financial Condition as of                 1998         1997

  Cash and cash equivalents              $3,020       $2,134
  Working capital                         1,045            9
  Current ratio                            1.30         1.00

Cash Flow Activity Summary for          March 31,     March 31,
the Three Months Ended                    1998          1997

  Net cash (used for) provided by
   continuing operating activities       (1,519)        (784)
  Net cash used for investing
   activities                               (52)        (233)
  Net cash provided by (used for)
   financing activities                   2,457          103


     The Company's net cash balance increased by $886,000 to $3,020,000 at March 31, 1998 from $2,134,000 at December 31,
1997. This increase was attributable to proceeds from a preferred stock offering entered into with the Pequot Entities on January 6, 1998 (see Note 6), offset by expenditures related to building its sales, marketing, and development infrastructure for its SiteMinder product business.

     Accounts receivable-trade (net of allowance for doubtful accounts) decreased 23% to $611,000 at March 31, 1998 from $791,000 at December 31, 1997. This decrease resulted from the corresponding decrease in net revenues discussed above.

     Working capital increased by $1,036,000 to $1,045,000 at March 31, 1997 from $9,000 at December 31, 1997. This increase was primarily attributable to proceeds from a preferred stock offering entered into with the Pequot Entities on January 6, 1998 (see Note 6), offset by expenditures related to building its sales, marketing, and development infrastructure for its SiteMinder product business.

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

     The Company anticipates that its existing cash resources, anticipated cash flow from operations, and the proposed additional financing described above will be sufficient to fund its operations through the Company's current fiscal year ending
December 31, 1998.
                   PART II. - OTHER INFORMATION




ITEM 1.   LEGAL PROCEEDINGS

      There have been no significant changes to the Company's outstanding litigation since the filing of the Company's Form
10-K for the twelve months ended December 31, 1997.




ITEM 2.   CHANGES IN SECURITIES

      During the quarter ended March 31, 1998, the Company issued
1,666,667 shares of Series D Preferred Stock, par value $.01 as described in Note 6.




ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

      Not applicable.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended March 31, 1998.



ITEM 5.   OTHER INFORMATION

     Not applicable.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 11.00 - Computation of Earnings Per Share.

     (b)  Exhibit 27.00 - Financial Data Schedule (Edgar only).

     (c)  The Company filed a report on Form 8-K dated January
15, 1998 announcing a Preferred Stock and Warrant Purchase agreement with the Pequot Entities as described in Note 6.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NETEGRITY, INC.


Date: May 14, 1998                 By:  /s/Barry N. Bycoff
                                        Barry N. Bycoff
                                        President and Chief
                                        Executive Officer
                                        (Principal Executive
                                        Officer)




Date: May 14, 1998                 By:  /s/ James E. Hayden
                                        James E. Hayden
                                        Vice President, Finance
                                        and Administration, and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Chief Accounting Officer)

                                                  EXHIBIT 11.00


                        NETEGRITY, INC.

               COMPUTATION OF EARNINGS PER SHARE

                          (UNAUDITED)

             (In thousands, except per share data)


                                           Three months ended
                                                March 31,
                                            1998       1997

BASIC:

Average Common shares outstanding          9,284       9,262

Net loss                                 $(1,474)      $(648)

Per share amount                          $(0.16)     $(0.07)


DILUTED:

Average Common shares outstanding          9,284       9,262

Net effect of dilutive stock
  options and warrants based on
  treasury stock method                      ---         ---

  Total                                    9,284       9,262

Net loss                                 $(1,474)      $(648)

Per share amount                          $(0.16)     $(0.07)