Form 10-Q
period 1998-06-30
NETEGRITY INC
filed 1998-08-11
CIK 840824

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                        -------------------

                             FORM 10-Q
                        -------------------


    XX Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the quarterly period ended June 30, 1998, or

        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the transition period from ------- to ---------


                  Commission File Number 1-10139
                  ------------------------------


                         NETEGRITY, INC.
      (Exact name of registrant as specified in its charter)

          DELAWARE                          04-2911320
 (State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)         Identification No.)

245 Winter Street
Waltham, MA                                       02154-8799
(Address of principal executive offices)          (Zip Code)


                          (781)890-1700
                 (Registrant's Telephone Number)
                  -----------------------------

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


As of August 7, 1998 there were 9,397,526 shares of Common Stock outstanding.

                           FORM 10-Q

                        QUARTERLY REPORT

                        ----------------

                       TABLE OF CONTENTS


Facing Sheet. . . . . . . . . . . . . . . . . . . . . . . . 1

Table of Contents . . . . . . . . . . . . . . . . . . . . . 2


PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheets. . . . . . . . . . . . 3
         Consolidated Statements of Operations. . . . . . . 5
         Consolidated Statements of Cash Flows. . . . . . . 7
         Notes to Consolidated Financial Statements . . . . 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations. . . . . . . .11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . .15

Item 2.  Changes in Securities. . . . . . . . . . . . . . .15

Item 3.  Defaults Upon Senior Securities. . . . . . . . . .15

Item 4.  Submission of Matters to a Vote of Security
         Holders  . . . . . . . . . . . . . . . . . . . . .15

Item 5.  Other Information. . . . . . . . . . . . . . . . .16

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .16


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . .17

Exhibit 11 - Computation of earnings per share. . . . . . .18

                 PART I. - FINANCIAL INFORMATION

                        NETEGRITY, INC.
                  CONSOLIDATED BALANCE SHEETS

                             ASSETS


                                        June 30,
                                           1998      December 31,
                                       (unaudited)       1997
                                        ------------------------
CURRENT ASSETS:

  Cash and cash equivalents             $4,012,062   $2,133,586
  Escrow receivable                        600,000      600,000
  Accounts receivable-trade, net of
  allowance for doubtful accounts of
  $58,470 and $64,460 at June 30, 1998
  and December 31, 1997, respectively      854,623      791,369
  Other current assets                     307,757      312,971
                                         ---------    ---------

  TOTAL CURRENT ASSETS                   5,774,442    3,837,926

EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, NET                        638,888      585,055

CAPITALIZED SOFTWARE COSTS                 282,233      309,891

OTHER ASSETS:

  Investment in Encotone, Inc.                 ---       78,199
    Other                                   46,556       37,438

  TOTAL OTHER ASSETS                        46,556      115,637
                                         ---------    ---------

TOTAL ASSETS                            $6,742,119   $4,848,509


The accompanying notes are an integral part of the financial statements.

                        NETEGRITY, INC.
                  CONSOLIDATED BALANCE SHEETS

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                         June 30,
                                           1998      December 31,
                                        (unaudited)      1997
                                        ------------------------
CURRENT LIABILITIES:

  Accounts payable-trade                $   954,773  $ 1,507,071
  Other accrued expenses                  2,129,429    2,022,949
  Accrued compensation                      310,474      279,722
  Current portion of capitalized
    lease obligations                           ---       19,068

TOTAL CURRENT LIABILITIES                 3,394,676    3,828,810

Long-term capital lease obligations             ---        3,653

COMMITMENTS AND CONTINGENCIES                   ---          ---
                                          ---------    ---------
TOTAL LIABILITIES                         3,394,676    3,832,463

STOCKHOLDERS' EQUITY:
  Series D Preferred Stock, $.01
    par value 3,333,333 shares
    authorized and outstanding
    as of June 30, 1998                      33,333          ---
  Common stock, voting, $.01 par
    value, authorized 25,000,000
    shares: 9,397,526 shares issued
    and 9,372,425 shares outstanding
    at June 30, 1998; 9,279,346
    shares issued and 9,254,245 shares
    outstanding at December 31, 1997         93,975       92,793
  Additional paid-in capital             15,688,020   10,578,330
  Cumulative translation adjustment          28,028       28,028
  Cumulative deficit                    (12,212,256)  (9,399,448)
  Loan to officer                          (200,000)    (200,000)
                                          3,431,100    1,099,703
  Less - Treasury Stock, at cost:
  25,101 shares                             (83,657)     (83,657)
                                          ---------    ---------
TOTAL STOCKHOLDERS' EQUITY                3,347,443    1,016,046
                                          ---------    ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                  $ 6,742,119  $ 4,848,509

The accompanying notes are an integral part of the financial statements.
                         NETEGRITY, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                      For the three months ended
                                                June 30,
                                           1998           1997
                                      --------------------------

Net revenues                            $1,054,434    $1,183,656
Cost of revenues                           407,090       699,702
                                         ---------     ---------
  Gross profit                             647,344       483,954

Selling, general and
  administrative expenses                1,571,311     1,272,195
Research and development costs             451,997       185,350

Loss from operations                    (1,375,964)     (973,591)

Interest income                             36,686        62,656

Share of loss from investment
  in Encotone, Inc.                            ---       (47,704)
Write off of investment in
  Encotone, LTD.                               ---    (1,000,000)
                                         ---------     ---------
Net loss                               $(1,339,278)  $(1,958,639)

Basic loss per share                        $(0.14)       $(0.21)

Weighted average shares
  outstanding (basic)                    9,362,876     9,269,446

Diluted loss per share                      $(0.14)       $(0.21)

Weighted average shares
  outstanding (diluted)                  9,362,876     9,269,446


The accompanying notes are an integral part of the financial statements.

                         NETEGRITY, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                        For the six months ended
                                                 June 30,
                                            1998         1997
                                        ------------------------

Net revenues                            $1,864,255    $2,170,250
Cost of revenues                           753,646     1,234,953
                                         ---------     ---------
  Gross profit                           1,110,609       935,297

Selling, general and
  administrative expenses                3,119,221     2,293,717
Research and development costs             872,853       286,498

Loss from operations                    (2,881,465)   (1,644,918)

Interest income                             68,657       141,718

Share of loss from investment in
  Encotone, Inc.                               ---      (103,748)
Write off of investment in
  Encotone, LTD.                               ---    (1,000,000)
                                         ---------     ---------
Net loss                               $(2,812,808)  $(2,606,948)

Basic loss per share                        $(0.30)       $(0.28)

Weighted average shares
  outstanding (basic)                    9,322,896     9,265,279

Diluted loss per share                      $(0.30)       $(0.28)

Weighted average shares
  outstanding (diluted)                  9,322,896     9,265,279


The accompanying notes are an integral part of the financial statements.
                         NETEGRITY, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                       For the six months ended
                                                 June 30,
                                           1998           1997
                                       ------------------------
OPERATING ACTIVITIES

Net(loss) income from
  continuing operations               $(2,812,808)   $(2,606,948)

Adjustments to reconcile (loss)
  income to net cash (used for)
  provided by operating activities:

  Share of loss from investment in
    Encotone, Inc.                            ---        103,748
  Write off of investment in
    Encotone, LTD.                            ---      1,000,000
  Depreciation and amortization            97,976         44,494
  Provision for doubtful accounts
    receivable                             (5,990)         7,000

Change in operating assets and
  liabilities:

    Accounts receivable                   (57,264)       279,161
    Other current assets                    5,214          5,603
    Other assets                           69,081        (10,562)
    Accounts payable                     (552,298)      (537,005)
    Other accrued expenses                137,232         48,542

  Total adjustments                      (306,049)       940,981

Net cash (used for) provided by
  continuing operating activities      (3,118,857)    (1,665,967)

Net cash (used for) provided by
  discontinued operating activities           ---        (41,455)
                                         ---------     ---------
Net cash (used for) provided by
  operating activities                 $(3,118,857)  $(1,707,422)


The accompanying notes are an integral part of the financial statements.

                         NETEGRITY, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
                           (Unaudited)


                                       For the six months ended
                                                 June 30,
                                            1998          1997
                                        -----------------------
INVESTING  ACTIVITIES:
Capitalized software costs              $   27,658   $  (344,189)
Capital expenditures for equipment
  and leasehold improvements              (177,673)     (226,294)
Proceeds from sale of certain assets        25,863           ---
Net cash (used for) provided by
 investing activities                     (124,152)     (570,483)

FINANCING  ACTIVITIES:
Net proceeds from issuance of
  preferred stock                        4,950,001          ---
Net proceeds from issuance of stock        194,205      109,450
Principal payments under capital
  leases                                   (22,721)      (2,316)

Net cash provided by financing
  activities                             5,121,485      107,134

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                   1,878,476   (2,170,771)

Cash and cash equivalents at
  beginning of period                    2,133,586    6,791,057
                                         ---------    ---------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                         $4,012,062   $4,620,286

Supplemental Disclosures of Cash
  Flow Information:

  Interest paid                         $      872   $      424

  Income taxes paid                     $      ---   $   63,557

Supplemental disclosure of non cash
  investing and financing activities:

  Write off of investment in
    Encotone, LTD.                       $     ---   $1,000,000
  Purchase of equipment under capital
    lease obligation                     $     ---   $   32,374


The accompanying notes are an integral part of the financial statements.
                         NETEGRITY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 1 - The unaudited financial information furnished herein reflects all adjustments which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the Company's financial position, cash flows and the results of its operations for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 1997, included in Form 10-K.

Certain amounts for 1997 have been reclassified to conform to the 1998 presentation.

     NOTE 2 - The results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1998.

     NOTE 3 - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" and has retroactively restated the earnings per share (EPS) for the second quarter and year-to-date 1997. SFAS 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the number of weighted average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options and warrants, using the treasury stock method. For the periods that options are anti-dilutive, they are not included in the calculation of earnings per share.

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

The Company entered into an amendment on June 5, 1998 to the Preferred Stock and Warrant Purchase Agreement with the Pequot Entities. Pursuant to the terms of the amended Agreement, on June 5, 1998, the Company sold 833,333 shares of Series D Preferred Stock, at $1.50 per share, and 375,197 Warrants to the Pequot Entities for an aggregate purchase price of $1,250,001. On June 30, 1998, the Company sold an additional 833,333 shares of Series D Preferred Stock, at $1.50 per share, and 375,197 Warrants to the Pequot Entities for an aggregate purchase price of $1,250,000.

As part of the Agreement with the Pequot Entities, James McNiel joined the Board of Directors of the Company, as designee of the Pequot Entities, and has agreed to provide certain consulting services to the Company. In addition to consulting fees in connection with such service, the Company granted Mr. McNiel warrants for the purchase of 100,000 shares of Common Stock.

     NOTE 7 - The Company has adopted American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition." Adoption of this pronouncement did not have a material effect on the revenue recognition practices of the Company.

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

     NOTE 8 - The Company is currently a defendant in one legal proceeding. The case involves a suit and countersuit between the Company and Programmer's Paradise, Inc. ("PPI") of Shrewsbury, New Jersey. The proceedings are intended to resolve a valuation dispute of approximately $1,100,000 related to the Net Assets Transferred to PPI during the 1996 divestiture of The Software Developer's Company, Inc.

The Company's management does not believe that this case will have a material adverse effect on the Company's results of operations. At this time, the Company cannot predict the outcome of this case.

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

RESULTS OF OPERATIONS

     The following information should be read in conjunction with the consolidated financial statements and notes thereto:

                                             Period to Period %
                                             Increase/(Decrease)
                          % to Net Revenue   Three Months Ended
For the three months                               June 30,
ended June 30,              1998     1997       1998 vs. 1997
                          -----------------     -------------
Net Revenues:
  Product sales             100%     100%           (11%)

Gross Margins:
  Product sales              61%      41%            34%

Selling, general and
  administrative expenses   149%     107%            24%

Research and development
  costs                      43%      16%           144%

(Loss) from operations     (130%)    (82%)           41%


REVENUES: Total net revenues for the second quarter ended June 30, 1998 decreased by $129,222, or 11%, to $1,054,434 from
$1,183,656 in the second quarter ended June 30, 1997. This decrease is due to a decline in the Company's firewall reseller business as a result of the Company's continued de-emphasis on this portion of its business. This was partially offset by revenue achieved from the Company's SiteMinder product and related services in the second quarter ended June 30, 1998.

GROSS PROFIT: Total gross profit dollars for the second quarter ended June 30, 1998 increased by $163,390, or 34%, to $647,344 compared with $483,954 in the second quarter ended June 30, 1997. This increase can be attributed to higher gross margins relating to sales of the Company's SiteMinder product and services during the quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, General and Administrative (SG&A) expenses increased by $299,116, or 24% to $1,571,311 for the second quarter ended June 30, 1998 from $1,272,195 in the quarter ended June 30, 1997. This increase was a result of the Company continuing to build its sales, marketing and technical support infrastructure to support the growth in sales of the Company's SiteMinder product and services.

RESEARCH AND DEVELOPMENT COSTS: Research and Development expenditures for the second quarter ended June 30, 1998 increased by $266,647, or 144% to $451,997 as compared to $185,350 for the quarter ended June 30, 1997. The Company continues to develop and enhance its product line to address the changing needs of the evolving web access control market. Certain research and development expenditures are incurred substantially in advance of the related revenue, and in some cases, do not generate revenue.

INTEREST INCOME: Net interest income (expense) for the first quarter ended June 30, 1998 decreased $25,970, or 41%, to $36,686 from $62,656 for the same period last year. This decrease is mainly attributable to a lower average cash and investment portfolio balance.

                                             Period to Period %
                                             Increase/(Decrease)
                                              Six Months Ended
For the six months        % to Net Revenue         June 30,
ended June 30,              1998     1997       1998 vs. 1997
                            -------------       -------------
Net Revenues:
  Product sales             100%     100%            (14%)

Gross Margins:
  Product sales              60%      43%             19%

Selling, general and
  administrative expenses   167%     106%             36%

Research and development
  costs                      47%      13%            205%

(Loss) from operations     (151%)   (120%)            75%


REVENUES: Total net revenues for the six months ended June 30, 1998 decreased by $305,995, or 14%, to $1,864,255 from $2,170,250 in the six months ended June 30, 1997. This decrease is due to a decline in the Company's firewall reseller business as a result of the Company's continued de-emphasis on this portion of its business. This was significantly offset by revenue achieved from the Company's SiteMinder product and related services during the six months ended June 30, 1998.

GROSS PROFIT: Total gross profit dollars for the six months ended June 30, 1998 increased by $175,312, or 19%, to $1,110,609 from
$935,297 in the six months ended June 30, 1997. This increase can be attributed to higher gross margins relating to sales of the Company's SiteMinder product and services during the six months ended June 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, General and Administrative (SG&A) expenses increased by $825,504, or 36%, to $3,119,221 for the six months ended June 30, 1998 from $2,293,717 in the six months ended June 30, 1997. This increase was a result of the Company continuing to build its sales, marketing and technical support infrastructure to support the growth in sales of the Company's SiteMinder product and services.

RESEARCH AND DEVELOPMENT COSTS: Research and Development expenditures for the first six months ended June 30, 1998 increased by $586,355, or 205% to $872,853 as compared to $286,498 for the six months ended June 30, 1997. The Company continues to develop and enhance its product line to address the changing needs of the evolving web access control market. Certain research and development expenditures are incurred substantially in advance of the related revenue, and in some cases, do not generate revenue.

INTEREST INCOME: Net interest income (expense) for the first quarter ended June 30, 1998 decreased $73,061, or 52%, to $68,657 from $141,718 for the same period last year. This decrease is mainly attributable to a lower average cash and investment portfolio balance.


LIQUIDITY AND CAPITAL RESOURCES

(in thousands, except ratios)

                                         June 30,   December 31,
Financial Condition as of                  1998         1997
                                         ---------------------

  Cash and cash equivalents               $4,012      $2,134
  Working capital                          2,380           9
  Current ratio                             1.70        1.00


Cash Flow Activity Summary for           June 30,     June 30,
the Six Months Ended                       1998         1997
                                         --------------------

  Net cash (used for) provided by
    continuing operating activities      $(3,119)     (1,666)
  Net cash used for investing
    activities                              (124)       (570)
  Net cash provided by (used for)
    financing activities                   5,121         107


     The Company's net cash balance increased by $1,878,476 to $4,012,062 at June 30, 1998 from $2,133,586 at December 31, 1997.
This increase was attributable to proceeds from preferred stock offerings entered into with the Pequot Entities consummated through June 30, 1998 (see Note 6), offset by expenditures related to building its sales, marketing, and development infrastructure for its SiteMinder product business.

     Accounts receivable-trade (net of allowance for doubtful accounts) increased 8% to $854,623 at June 30, 1998 from $791,369 at December 31, 1997. This increase resulted primarily from the increased volume of SiteMinder related sales closed during the last month of the second quarter ended June 30, 1998.

     Working capital increased by $2,370,650 to $2,379,766 at June 30, 1998 from $9,116 at December 31, 1997. This increase was primarily attributable to proceeds from preferred stock offerings entered into with the Pequot Entities consummated through June 30, 1998 (see Note 6), offset by expenditures related to building its sales, marketing, and development infrastructure for its SiteMinder product business.

     The Company anticipates that its existing cash resources and anticipated cash flow from operations will be sufficient to fund its operations through the Company's current fiscal year ending
December 31, 1998.
                   PART II. - OTHER INFORMATION




ITEM 1.   LEGAL PROCEEDINGS

     During the second quarter ended June 30, 1998, the Company reached a settlement with Lemma, Inc. with regard to the dispute arising from a 1996 consulting contract.


ITEM 2.   CHANGES IN SECURITIES

     During the quarter ended June 30, 1998, the Company issued 1,666,666 shares of Series D Preferred Stock, par value $.01 as described in Note 6. The securities were issued to institutional investors pursuant to the exemption afforded by Section 4(2) promulgated under the Securities Act of 1933 for transactions not involving a public offering.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 15, 1998, the Board of Directors caused to be distributed to stockholders of record as of April 8, 1998 a Notice of Special Meeting in Lieu of Annual Meeting of Stockholders, Proxy and a Proxy Statement for the Special Meeting on May 13, 1998. On that record date, the Company had outstanding 9,292,526 shares of Common Stock (excluding treasury shares) and 1,666,667 of Series D Preferred Stock, convertible into Common Stock on a one-for-one basis. The holders of shares of Series D Preferred Stock and Common Stock voted together as a single class.

     At the meeting, the stockholders acted upon the following proposals:

(1)   to elect a Board of Directors;

(2) approve the 1997 Non-Employee Director Stock Option Plan which was adopted by the Board of Directors on September 10, 1997, which reserved for issuance 125,000 shares of the Company's Common Stock subject to adjustment for capital changes as provided in the Plan.

     Voting results were as follows:

(1)  Election of Directors:
                                    FOR         WITHHELD

     Stephen L. Watson           9,534,750       15,800
     Barry N. Bycoff             9,531,950       18,600
     Milton J. Pappas            9,532,350       18,200
     Ralph B. Wagner             9,532,750       17,800
     Michael L. Mark             9,534,750       15,800
     Eric R. Giler               9,532,750       17,800
     James McNiel                9,534,750       15,800


(2)  To approve the 1997 Non-Employee Director Stock Option Plan:

                                     FOR       WITHHELD

                                 9,391,139      122,961


ITEM 5.   OTHER INFORMATION

     In accordance with the provisions of Rule 14a-4(c) promulgated under the Securities Exchange Act of 1934, if the Company does not receive notice of a shareholder proposal to be raised at its 1999 Annual Meeting on or before March 1, 1999, then in such event, the management proxies shall be allowed to use their discretionary voting authority when the proposal is raised at the 1999 Annual Meeting of Stockholders.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 11.00 - Computation of Earnings Per Share

     (b)  Exhibit 27.00 - Financial Data Schedule (Edgar only)

     (c)  The Company filed a Report on Form 8-K/A dated April
29,1998 amending the Form 8-K previously filed on January 15, 1998 for the Preferred Stock and Warrant Purchase Agreement with the Pequot Entities as described in Note 6.

     (d)  The Company filed a Report on Form 8-K dated June 12,
1998 for the Preferred Stock and Warrant Purchase Agreement with the Pequot Entities as described in Note 6.

                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NETEGRITY, INC.


Date: August 11, 1998             By:   /s/ Barry N. Bycoff
                                        Barry N. Bycoff
                                        President and Chief
                                        Executive Officer
                                        (Principal Executive
                                        Officer)


Date: August 11, 1998             By:   /s/ James E. Hayden
                                        James E. Hayden
                                        Vice President, Finance
                                        and Administration, and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Chief Accounting Officer)

                                                 EXHIBIT 11.00

                        NETEGRITY, INC.
               COMPUTATION OF EARNINGS PER SHARE
                          (UNAUDITED)

             (In thousands, except per share data)


                                              Three months ended
                                                    June 30,
                                                1998       1997
                                               -----------------
BASIC:

Average Common shares outstanding              9,363      9,269
Net loss                                     $(1,339)   $(1,959)
Per share amount                              $(0.14)    $(0.21)

DILUTED:

Average Common shares outstanding               9,363     9,269
Net effect of dilutive stock options and
  warrants based on treasury stock method         ---       ---
  Total                                         9,363      9,269
                                                -----      -----
Net loss                                      $(1,339)   $(1,959)
Per share amount                               $(0.14)    $(0.21)


                                                Six months ended
                                                    June 30,
                                                1998       1997
                                               -----------------
BASIC:

Average Common shares outstanding              9,323      9,265
Net loss                                     $(2,813)   $(2,607)
Per share amount                              $(0.30)    $(0.28)

DILUTED:

Average Common shares outstanding              9,323      9,265
Net effect of dilutive stock options and
  warrants based on treasury stock method        ---        ---
  Total                                        9,323      9,265
                                               -----      -----
Net loss                                     $(2,813)   $(2,607)
Per share amount                              $(0.30)    $(0.28)