Form 10-Q
period 1998-09-30
NETEGRITY INC
filed 1998-11-12
CIK 840824

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                            FORM 10-Q
                         ----------------

    XX Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the quarterly period ended September 30, 1998, or

        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the transition period fromm ------------ to ---------------


              Commission File Number 1-10139
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


Securities registered pursuant to Section 12(g) of the Act:  NONE
                       ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days     XX Yes      No

As of November 6, 1998 there were 9,405,446 shares of Common
Stock outstanding.
                         FORM 10-Q
                      QUARTERLY REPORT
                      ----------------
                      TABLE OF CONTENTS

Facing Sheet. . . . . . . . . . . . . . . . . . .    1

Table of Contents . . . . . . . . . . . . . . . .    2


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Balance Sheets. . . . . . . . . . . . . .   3
         Statements of Operations. . . . . . . . .   5
         Statements of Cash Flows. . . . . . . . .   7
         Notes to Financial Statements . . . . . .   9

Item 2.  Management's Discussion and Analysis of
         FinancialCondition and Results of
         Operations  . . . . . . . . . . . . . . .  11


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . .  17

Item 2.  Changes in Securities . . . . . . . . . .  17

Item 3.  Defaults Upon Senior Securities . . . . .  17

Item 4.  Submission of Matters to a Vote of
         Security Holders  . . . . . . . . . . . .  17

Item 5.  Other Information . . . . . . . . . . . .  17

Item 6.  Exhibits and Reports on Form 8-K. . . . .  17


SIGNATURES  . . . . . . . . . . . . . . . . . . . . 18

Exhibit 11.00 - Computation of earnings per share   19

          PART I. - FINANCIAL INFORMATION



                    NETEGRITY, INC.
                    BALANCE SHEETS
                      (Unaudited)
                        ASSETS


                                      September 30,  December 31,
                                          1998           1997
                                      --------------------------
CURRENT ASSETS:

Cash and cash equivalents               $2,631,528   $2,133,586
Escrow receivable                              ---      600,000
Accounts receivable-trade, net of
 allowance for doubtful accounts of
 $58,470 and $64,460 at September 30,
 1998 and December 31, 1997,
 respectively                            1,010,771     791,369
Other current assets                       260,395     312,971
                                         ---------   ---------
TOTAL CURRENT ASSETS                     3,902,694   3,837,926

EQUIPMENT AND LEASEHOLD
 IMPROVEMENTS, NET                         693,647     585,055

CAPITALIZED SOFTWARE COSTS                 248,671     309,891

OTHER ASSETS:

Investment in Encotone, Inc.                  ---      78,199
Other                                      52,542      37,438
                                         --------    --------
TOTAL OTHER ASSETS                         52,542     115,637

TOTAL ASSETS                           $4,897,554  $4,848,509
                                        =========   =========



The accompanying notes are an integral part of the financial statements.NETEGRITY, INC.
                          BALANCE SHEETS
                           (Unaudited)

               LIABILITIES AND STOCKHOLDERS' EQUITY

                                     September 30,   December 31,
                                        1998            1997
                                     ---------------------------
CURRENT LIABILITIES:

Accounts payable-trade                  $  943,122  $ 1,507,071
Other accrued expenses                     767,858    1,355,533
Accrued compensation                       278,805      279,722
Deferred revenue                           707,566      667,416
Current portion of capitalized lease
 obligations                                   ---       19,068

TOTAL CURRENT LIABILITIES                2,697,351    3,828,810

Long-term capital lease obligations            ---        3,653

COMMITMENTS AND CONTINGENCIES                  ---          ---

TOTAL LIABILITIES                        2,697,351    3,832,463

STOCKHOLDERS' EQUITY:
Series D Preferred Stock, $.01 par
 value 3,333,333 shares authorized
 and outstanding as of
 September 30, 1998                         33,333         ---
Common stock, voting, $.01 par
 value, authorized 25,000,000
 shares: 9,397,526 shares issued
 and 9,372,425 shares outstanding
 at September 30, 1998; 9,279,346
 shares issued and 9,254,245
 shares outstanding at
 December 31, 1997                          93,975      92,793
Additional paid-in capital              15,688,021  10,578,330
Cumulative translation adjustment           28,028      28,028
Cumulative deficit                     (13,359,497) (9,399,448)
Loan to officer                           (200,000)   (200,000)
                                        ----------   ---------
                                         2,283,860   1,099,703

Less - Treasury Stock, at cost:
 25,101 shares                             (83,657)    (83,657)

TOTAL STOCKHOLDERS' EQUITY               2,200,203   1,016,046
                                         ---------   ---------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                  $ 4,897,554 $ 4,848,509
                                        ==========  ==========

The accompanying footnotes are an integral part of the financial statements.

                         NETEGRITY, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                       For the three months ended
                                              September 30,
                                           1998          1997
                                       --------------------------

Net revenues                            $1,257,061   $1,120,260
Cost of revenues                           431,464      570,892
                                         ---------    ---------
   Gross profit                            825,597      549,368
Selling, general and
 administrative expenses                 1,503,794    1,501,965
Research and development costs             500,290      304,432
                                         ---------    ---------
                                        (1,178,487)  (1,257,029)
Interest income, net                        31,246       42,919

Share of loss from investment
 in Encotone, Inc.                             ---      (20,177)

Write-off of investment in
 Encotone, LTD.                                ---      (49,151)
                                         ---------   ----------
 Net loss                              $(1,147,241) $(1,283,438)
                                         =========    =========

Basic loss per share                        $(0.12)      $(0.14)

Weighted average shares
 outstanding (basic)                     9,397,526    9,269,446

Diluted loss per share                      $(0.12)      $(0.14)

Weighted average shares
 outstanding (diluted)                   9,397,526     9,269,446



The accompanying notes are an integral part of the financial statements.
                         NETEGRITY, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS (Cont.)
                           (Unaudited)


                                        For the nine months ended
                                              September 30,
                                           1998          1997
                                        -------------------------

Net revenues                           $3,121,316    $3,290,510
Cost of revenues                        1,185,111     1,805,844
                                        ---------     ---------
Gross profit                            1,936,205     1,484,666

Selling, general and
 administrative expenses                4,623,015     3,981,033
Research and development costs          1,373,143       405,580
                                        ---------     ---------
                                       (4,059,953)   (2,901,947)

Interest income, net                       99,903       184,637

Share of loss from investment in
 Encotone, Inc.                               ---      (123,925)
Write off of investment in
 Encotone, LTD.                               ---    (1,049,151)
                                        ---------     ---------

Net loss                              $(3,960,050)  $(3,890,386)
                                        =========     =========

Basic loss per share                       $(0.42)       $(0.42)

Weighted average shares
 outstanding (basic)                    9,348,455     9,266,668

Diluted loss per share                     $(0.42)       $(0.42)

Weighted average shares
 outstanding (diluted)                  9,348,455     9,266,668



The accompanying notes are an integral part of the financial statements.
                         NETEGRITY, INC.
                     STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                      For the nine months ended
                                             September 30,
                                          1998           1997
                                      -------------------------
OPERATING ACTIVITIES:

Net loss from continuing
 operations                            $(3,960,050) $(3,890,386)

Adjustments to reconcile net
 (loss) income to net cash
 provided by operating activities:

Share of loss from investment in
 Encotone, Inc.                                ---      123,925
Write off of investment in
 Encotone, LTD.                                ---    1,000,000
Depreciation and amortization              160,519       77,942
Provision for doubtful accounts
 receivable                                 (5,990)      (1,337)

Changes in operating assets
 and liabilities:
Accounts receivable                       (225,392)     166,685
Escrow receivable                          600,000          ---
Other current assets                        52,576      212,628
Other assets                                63,095      (12,058)
Accounts payable                          (563,949)    (931,115)
Other accrued expenses                    (548,442)       5,160
                                         ---------    ---------
Total adjustments                         (467,583)     641,830

Net cash used for continuing
 operating activities                   (4,427,632)  (3,248,556)

Net cash provided by discontinued
 operating activities                          ---      (46,241)
                                         ---------    ---------
Net cash (used for) provided by
  operating activities                 $(4,427,632) $(3,294,797)
                                         =========    =========



The accompanying footnotes are an integral part of the financial statements.
                         NETEGRITY, INC.
                     STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                      For the nine months ended
                                             September 30,
                                            1998         1997
                                      -------------------------
INVESTING ACTIVITIES
Capitalized software costs              $   61,220   $ (344,189)
Capital expenditures for equipment
 and leasehold improvements               (282,993)    (294,566)
Proceeds from sale of certain assets        25,863          ---
                                         ---------     --------
Net cash provided by (used for)
 investing activities                     (195,910)    (638,755)

FINANCING ACTIVITIES
Net proceeds from issuance of
 preferred stock                         4,950,001         ---
Net proceeds from issuance of
  common stock                             194,205      109,450
Principal payments under
 capital leases                            (22,721)      (5,910)
                                         ---------    ---------
Net cash provided by financing
 activities                              5,121,485      103,540

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                      497,942   (3,830,012)

Cash and cash equivalents at
 beginning of period                     2,133,586    6,791,057

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                          $2,631,528   $2,961,045
                                         =========    =========
Supplemental Disclosures of Cash
 Flow Information:
Interest paid                                  ---   $    2,118
Income taxes paid                              ---   $   63,557

Supplemental disclosure of
 non-cash investing and financing
 activities:
Write off of investment in
 Encotone, LTD.                                ---   $1,000,000
Purchase of equipment under capital
 lease obligation                              ---   $   32,374


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

     NOTE 2 - The results of operations for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1998.

     NOTE 3 - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" and has retroactively restated the earnings per share (EPS) for the third quarter and year-to-date 1997. SFAS 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the number of weighted average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options and warrants, using the treasury stock method. For the periods that options are anti-dilutive, they are not included in the calculation of earnings per share.

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

     NOTE 5 - The Company has adopted AICPA Statement of Position
97-2, "Software Revenue Recognition." Adoption of this pronouncement did not have a material effect on the revenue recognition practices of the Company.

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

     The Company entered into an amendment on June 5, 1998 to the Preferred Stock and Warrant Purchase Agreement with the Pequot Entities. Pursuant to the terms of the amended Agreement, on September 5, 1998, the Company sold 833,333 shares of Series D Preferred Stock, at $1.50 per share, and 375,197 Warrants to the Pequot Entities for an aggregate purchase price of $1,250,001. On June 30, 1998, the Company sold an additional 833,333 shares of Series D Preferred Stock, at $1.50 per share, and 375,197 Warrants to the Pequot Entities for an aggregate purchase price of $1,250,000.

     As part of the Agreement with the Pequot Entities, James McNiel joined the Board of Directors of the Company, as designee of the Pequot Entities, and has agreed to provide certain consulting services to the Company. In addition to consulting fees in connection with such service, the Company granted Mr. McNiel warrants for the purchase of 100,000 shares of Common Stock.

     NOTE 7 -  In June 1997, the Financial Accounting Standards
Board issued (SFAS) No. 130, "Reporting Comprehensive Income" and
(SFAS) No. 131, "Disclosures About Segments of an Enterprise and
Related Information".

SFAS 130 requires the presentation of an additional financial statement in the format prescribed by the standard.

SFAS 131 requires disclosure about the Company's operations on a disaggregated basis consistent with management's internal reporting structure.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for derivative
Instruments and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999.

The Company does not expect the adoption of the new standards to result in material changes to previously reported amounts or to have a material impact on its financial position or results of operations.

    NOTE 8 - During the third quarter ended September 30, 1998, the Company reached a settlement with Programmers Paradise, Inc.
("Programmer's") with regard to a valuation dispute arising from the 1996 divestiture of Software Developer's Company.

    The case was settled with the release of the escrow account
($600,000) to Programmer's and a payment of $50,000. The full amount was charged to a reserve maintained specifically for this purpose.

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

RESULTS OF OPERATIONS

    The following information should be read in conjunction with the consolidated financial statements and notes thereto:

                                            Period to Period %
                                            Increase/(Decrease)
                                            Three Months Ended
For the three months     % to Net Revenue      September 30,
ended September 30,         1998     1997      1998 vs. 1997
--------------------     ----------------   ------------------

Net Revenues:
  Product sales             100%     100%            12%

Gross Margins:
  Product sales              66%      49%            50%

Selling, general and
 administrative expenses    120%     134%            ---

Research and development
 costs                       40%      27%            64%

(Loss) from operations      (91%)   (115%)          (11%)


REVENUES: Total net revenues for the third quarter ended September 30, 1998 increased by $136,801, or 12%, to $1,257,061 from $1,120,260 in the third quarter ended September 30, 1997. This was due to a 58% increase in product and related service revenue generated from the Company's SiteMinder product line. This increase was partially offset by a decline in revenue associated with the Company's firewall reseller business as a result of the Company's earlier de-emphasis on this portion of its business.

GROSS PROFIT: Total gross profit dollars for the third quarter ended September 30, 1998 increased by $276,229, or 50%, to $825,597 compared with $549,368 in the third quarter ended September 30, 1997. This increase can be attributed to higher gross margins relating to sales of the Company's SiteMinder product and services during the quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, General and Administrative (SG&A) expenses increased by $1,829, or 0% to $1,503,794 for the third quarter ended September 30, 1998 from $1,501,965 in the quarter ended September 30, 1997. During the quarter ended September 30, 1998, the Company continued to build its SG&A infrastructure to support the sales and support of its SiteMinder product. Total SG&A expenses were relatively flat over the same period a year ago due to a one-time charge related to the write-off of the Company's investment in Encotone, Inc. in the period ended September 30, 1997.

RESEARCH AND DEVELOPMENT COSTS: Research and Development expenditures for the third quarter ended September 30, 1998 increased by $195,858, or 64% to $500,290 as compared to $304,432 for the quarter ended September 30, 1997. The Company continues to develop and enhance its product line to address the changing needs of the evolving web access control market. Certain research and development expenditures are incurred substantially in advance of the related revenue, and in some cases, do not generate revenue.

INTEREST INCOME: Net interest income (expense) for the third quarter ended September 30, 1998 decreased $11,673, or 27%, to $31,246 from $42,919 for the same period last year. This decrease is mainly attributable to a lower average cash and investment portfolio balance.

                                              Period to Period %
                                              Increase/(Decrease)
                                              Nine Months Ended
For the nine months       % to Net Revenue       September 30,
ended September 30,         1998     1997       1998 vs. 1997
-------------------       ----------------    ------------------
Net Revenues:
  Product sales             100%     100%            (5%)

Gross Margins:
  Product sales              62%      45%            30%

Selling, general and
 administrative expenses    148%     121%            16%

Research and development
 costs                       44%      12%           239%

(Loss) from operations     (127%)   (118%)            2%

REVENUES: Total net revenues for the nine months ended September 30, 1998 decreased by $169,194, or 5%, to $3,121,316 from
$3,290,510 in the nine months ended September 30, 1997. This decrease was due to a decline in the Company's firewall reseller business as a result of the Company's continued de-emphasis on this portion of its business. This was significantly offset by revenue achieved from the Company's SiteMinder product and related services during the nine months ended September 30, 1998.

GROSS PROFIT: Total gross profit dollars for the nine months ended September 30, 1998 increased by $451,539, or 30%, to $1,936,205 from $1,484,666 in the nine months ended September 30, 1997. This increase can be attributed to higher gross margins relating to sales of the Company's SiteMinder product and services during the nine months ended September 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, General and Administrative (SG&A) expenses increased by $641,982, or 16%, to $4,623,015 for the nine months ended September 30, 1998 from $3,981,033 in the nine months ended September 30, 1997. This increase was a result of the Company continuing to build its sales, marketing and technical support infrastructure to support the growth in sales of the Company's SiteMinder product and services.

RESEARCH AND DEVELOPMENT COSTS: Research and Development expenditures for the first nine months ended September 30, 1998 increased by $967,563, or 239% to $1,373,143 as compared to $405,580 for the nine months ended September 30, 1997. The Company continues to develop and enhance its product line to address the changing needs of the evolving web access control market. Certain research and development expenditures are incurred substantially in advance of the related revenue, and in some cases, do not generate revenue.

INTEREST INCOME: Net interest income (expense) for the nine months ended September 30, 1998 decreased $84,734, or 46%, to $99,903 from $184,637 for the same period last year. This decrease is mainly attributable to a lower average cash and investment portfolio balance.


LIQUIDITY AND CAPITAL RESOURCES

(in thousands, except ratios)


                                     September 30,  December 31,
Financial Condition as of                 1998         1997
-------------------------            -------------  ------------

Cash and cash equivalents                $2,632       $2,134
Working capital                           1,205            9
Current ratio                              1.45         1.00


Cash Flow Activity Summary for       September 30,  September 30,
the Nine Months Ended                    1998           1997
------------------------------       ------------   ------------

Net cash (used for) provided by
 continuing operating activities         $(4,428)    $(3,249)
Net cash provided by (used for)
 investing activities                       (196)       (639)
Net cash provided by (used for)
 financing activities                      5,121         104

     The Company's net cash balance increased by $497,942 to $2,631,528 at September 30, 1998 from $2,133,586 at December 31,
1997. This increase was attributable to proceeds from preferred stock offerings entered into with the Pequot Entities consummated through September 30, 1998 (see Note 6), offset by expenditures related to building its sales, marketing, and development infrastructure for its SiteMinder product business.

     Accounts receivable-trade (net of allowance for doubtful accounts) increased 28% to $1,010,771 at September 30, 1998 from $791,369 at December 31, 1997. This increase resulted primarily from the increased volume of SiteMinder related sales closed during the last month of the third quarter ended September 30, 1998.

     Working capital increased by $1,196,227 to $1,205,343 at September 30, 1998 from $9,116 at December 31, 1997. This increase was primarily attributable to proceeds from preferred stock offerings entered into with the Pequot Entities consummated through June 30, 1998 (see Note 6), offset by expenditures related to building its sales, marketing, and development infrastructure for its SiteMinder product business.

     The Company anticipates that its existing cash resources and anticipated cash flow from operations will be sufficient to fund its operations through the Company's current fiscal year ending
December 31, 1998.


YEAR 2000 COMPLIANCE DISCLOSURE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. This could result in a system failure or miscalculations if a computer program recognizes a date of "00" as the year 1900 instead of 2000. If not corrected, many computer systems could fail or create erroneous results in 2000. The following disclosure is as required by SEC Release No. 33-7558.

Company's State of Readiness

     The Company is in the process of completing a preliminary assessment of all of its internal and external systems and processes with respect to the "Year 2000" issue. The Company plans to continuously test all of its internal and external systems and processes (and the associated Year 2000 "fixes") for Year 2000 compliance during 1999. As part of this process, the Company has preliminarily assessed the potential impact of Year 2000 failures from vendors and outside parties upon its business and is currently taking steps to minimize that risk. Based on the Company's current state of readiness and the steps currently being taken (i.e., developing backup processes), the Company does not believe that the Year 2000 problem will have a material adverse effect on the Company's financial position, liquidity, or operations.

     In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, and other common devices may be affected by the Year 2000 problem. The Company is currently assessing the potential effect of, and costs of remedying the Year 2000 problem on its office and facilities equipment.

     The Company is in the process of developing a plan to reduce the probability of operational difficulties due to Year 2000 related failures. The Company believes it is on track towards a timely completion of this task. Overall, management estimates that it has completed approximately 75% of the Year 2000 issue identification process with no remediating required.

Internal Systems (IT)

     The process the Company will follow to achieve Year 2000 compliance for internal IT systems is as follows:

1. Develop an inventory of all IT components (hardware, software)
2.   Determine the Year 2000 compliance status of each component.
3. Determine the importance of Year 2000 compliance for each component (implications of failure).
4.   Prioritize non-compliant components based on importance.
5. Determine method to be used to achieve compliance for each component (modify, replace, cease use).
6.   Complete planned action.
7.   Test each component.


Company's Costs of Year 2000 Compliance

All costs related to Year 2000 issues will be expensed as incurred and the Company does not expect the total costs of evaluation and testing to be material. Other potential costs may include updating of computer software and hardware, as well as other out-of-pocket costs.

Company's Risks of Year 2000 Issues

The Company believes that its current internally developed products, as well as third-party products with which the Company has material relationships are Year 2000 compliant. Therefore, the Company does not believe that the Company's products, will be adversely affected by date changes in the Year 2000. However, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company.

While the Company believes that its products, as well as third-party products with which the Company has material relationships are Year 2000 compliant, certain factors may result in a third-party application used in conjunction with the Company's products may not be Year 2000 compliant. Users must test their unique combination of hardware, system software, and transaction and application software in order for Year 2000 compliance to be achieved.

Additionally, the Company has begun assessing the Year 2000 issue with regard to its internal financial and operational systems and is not currently aware of any material issues or costs associated with preparing its internal systems for the Year 2000. There can be no assurance that the Company will not experience unanticipated negative consequences or costs caused by undetected errors or defects in the technology used in its internal operation.

Company's Contingency Plans

The Company has not yet developed a detailed contingency plan, but intends to evaluate the necessity of such plans based on the outcome of its assessment and testing of its Year 2000 readiness that will be completed in 1999. Any vendors found not to be Year 2000 compliant will be replaced with vendors that are Year 2000 compliant.





                   PART II. - OTHER INFORMATION




ITEM 1.   LEGAL PROCEEDINGS

     During the third quarter ended September 30, 1998, the Company reached a settlement with Programmers Paradise, Inc.
("Programmer's") with regard to a valuation dispute arising from the 1996 divestiture of Software Developer's Company.

     The case was settled with the release of the escrow account
($600,000) to Programmer's and a payment of $50,000. The full amount was charged to a reserve maintained specifically for this purpose.


ITEM 2.   CHANGES IN SECURITIES

     There have been no changes in securities during the quarter ended September 30, 1998.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended September 30, 1998.



ITEM 5.   OTHER INFORMATION

    Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    No reports on form 8-K were filed during the quarter ended
September 30, 1998.

     (A)  Exhibit 11.00 - Computation of Earnings Per Share

     (B)  Exhibit 27.00 - Financial Data Schedule (Edgar only)

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         NETEGRITY, INC.

 Date:  November 12, 1998          By:/s/ Barry N. Bycoff
                                          Barry N. Bycoff
                                          President and Chief
                                          Executive Officer
                                          (Principal Executive
                                          Officer)




 Date:  November 12, 1997          By:/s/ James E. Hayden
                                          James E. Hayden
                                          Vice President,
                                          Finance and
                                          Administration, and
                                          Chief Financial Officer
                                          (PrincipalFinancial and
                                          Chief Accounting
                                          Officer)

                                                     EXHIBIT 11.00


                         NETEGRITY, INC.
               COMPUTATION OF EARNINGS PER SHARE
                          (UNAUDITED)

             (In thousands, except per share data)

                                             Three months ended
                                                September 30,
                                              1998        1997
                                             ------------------
BASIC:
Average Common shares outstanding            9,398       9,269

Net loss                                   $(1,147)    $(1,283)

Per share amount                            $(0.12)     $(0.14)

DILUTED:
Average Common shares outstanding            9,398       9,269

Net effect of dilutive stock options
 and warrants based on treasury
 stock method                                  ---         ---

Total                                        9,398       9,269

Net loss                                   $(1,147)    $(1,283)

Per share amount                            $(0.12)     $(0.14)


                                             Nine months ended
                                                September 30,
                                             1998        1997
                                             -----------------
BASIC:
Average Common shares outstanding            9,348       9,267

Net loss                                   $(3,960)    $(3,890)

Per share amount                            $(0.42)     $(0.42)

DILUTED:
Average Common shares outstanding            9,348       9,267

Net effect of dilutive stock
 options and warrants based on
 treasury stock method                         ---         ---

 Total                                       9,348        9,267

Net loss                                   $(3,960)     $(3,890)

Per share amount                            $(0.42)      $(0.42)