Form 10-K
period 1998-12-31
NETEGRITY INC
filed 1999-03-31
CIK 840824

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                                ---------------

   XX Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, [FEE REQUIRED] for the fiscal year ended December 31, 1998, or

         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, [NO FEE REQUIRED] for the transition period from to

                         Commission File Number 1-10139

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes XX No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K [   ]

    The aggregate market value of voting Common Stock held by non-affiliates of the Registrant was approximately $59,692,808 based on the closing sale price of the Registrant's Common Stock on March 9, 1999 as reported by the Nasdaq Over-the-Counter Interdealer Automated Quotation System ($5.813 per share). As of March 9, 1999 there were 10,268,847 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS
  THE COMPANY

    Netegrity, Inc. ("Netegrity" or the "Company") designs, develops, markets and supports software for controlling user access to electronic commerce (e-commerce) applications. Netegrity also offers a full range of professional services to integrate, implement and support its software product offering. Netegrity's customers are Global 2000 companies and smaller organizations who possess large and dispersed numbers of customers and business partners. These companies are using e-commerce as a means to interact with their customers, suppliers, partners and employees. Typical industries utilizing e-commerce include the financial services, high tech, manufacturing, telecommunications and insurance industries, as well as educational and the governmental organizations..

    Netegrity's flagship product, SiteMinder, is the industry's first directory-enabled secure user management system providing centralized access control, single sign-on, distributed user management and personalized content for e-commerce applications. SiteMinder manages the process of identifying an individual and assigning that individual his/her privileges. These assigned privileges control what information an individual can see and what transactions an individual can perform. This new category of software enables Web administrators to centrally control access to e-commerce sites requiring secure log-in, while distributing the administrative responsibilities to various individuals. SiteMinder's open and extensible architecture integrates easily with leading security technologies, Web servers, and application development platforms.

    The Company has been a leader in the network security market since 1994, when it became the first North American distributor and reseller of Check Point Software Technologies, Ltd.'s ("Check Point") FireWall-1-TM-Today, the Company is a leading U. S. value-added reseller for FireWall-1, distinguishing itself by providing comprehensive pre-and post-sales support and consulting services.

BUSINESS STRATEGY

    Netegrity's objective is to become the market leader in security management for e-commerce, defined as the secure user management and access control market. This market is expected to grow dramatically as companies adopt e-commerce and begin to transact business over the Internet. Early experience with the Internet and a clear understanding of its customers' and their security requirements, have enabled Netegrity to become a leading developer of secure user management and access control products and services. The following are key elements of the Company's strategy:

    - Continue to enhance the SiteMinder product line. In June of 1998, Netegrity launched SiteMinder 3.0 as the first directory-enabled secure user management solution. It plans to continue to enhance product features to meet customer needs in deploying large-scale and complex transaction-based e-commerce applications. The Company plans to continue to adopt the latest industry standards and technologies allowing for the deployment of secure e-commerce applications. Furthermore, the Company expects to develop versions for other Web servers and operating systems as market needs dictate. In March of 1999, Netegrity began shipping SiteMinder 3.5 with increased scalability, support for broader authentication methods, and expanded support for UNIX platforms. The Company plans to expand its product line to include support for legacy systems and business applications that are critical to future customer requirements.

    - Expand domestic distribution. The Company currently supports a multi-channel domestic distribution strategy including a direct sales force, a reseller/systems integrator channel and OEM relationships. The Company plans to expand its sales force and support organizations with the objective of gaining broad market acceptance of its product through adoption into strategic accounts. This will differentiate the Company's product from those of its competitors and allow it to obtain insights into the future security requirements of its customers. The Company expects to continue to establish strategic marketing and other third-party relationships with vendors of Internet-related systems and application software. The Company is also focused on building its reseller channel by establishing relationships with systems integrators and consultants.

    - Expand international distribution channel. It currently distributes its product in four major European countries: the United Kingdom, Italy, The Netherlands, and France. The Company manages its international distribution channel through an office in France opened in the fourth quarter of 1998. Future international plans include additional distributors in Europe as well as Asia.

    - Continue to build its service offerings. The Company's service organization was launched in April, 1996 as a result of its FireWall-1 customer support efforts. The Company offers fixed-price services that assist companies in the integration, implementation and support of Netegrity's products. With the addition of its SiteMinder product, the Company plans to expand its offerings to include system integration services to complement its product line.

    - Maximize profitability of the firewall reseller business. The Company will continue to sell FireWall-1 and related services to new and existing customers. It also plans to continue offering related third-party network security products to its base of FireWall-1 customers.

MARKETS AND PRODUCTS

    THE MARKET: The market for transacting business over the Internet is called the electronic commerce market. This market has evolved significantly in 1998, helping companies to not only redefine the way they do business, but to become more competitive and acquire new customers and revenue streams in the process. Recent market studies call for dramatic growth for commercial software license revenue, and online business penetration is expected to grow exponentially. A recent study by Forrester Research contained the following: "By the year 2002, 98% of companies with greater than 1,000 employees and 85% of companies with greater than 100 employees will go online; Business trade will mushroom to $1.3 trillion by 2003, while online retail will hit $108 billion by 2003; The market space for commerce license revenue is expected to grow from $121 million in 1997 to $3.8 billion in 2002; International revenue is expected to grow to over $1 billion by 2002; and Corporations will prefer buying to building."

    Typical business applications being developed for e-commerce include online retail, customer service, supply chain procurement, and delivery of operational and transactional data. These applications contain sensitive data that require controlled access, such as customer account status, financial account status, personnel files, customer files, document distribution, and other critical business information. New applications emerging include secure portal sites, secure Web hosting, and buy-side applications such as procurement management. To date, security on the Internet has been restrictive, focused on "keeping people out." However, as more companies attempt to "do business" on the Internet, e-commerce sites need to provide a secure, truly open trading environment. A large market opportunity is evolving as products are being developed to solve the security challenge of controlling users once they enter an e-commerce site.

    SITEMINDER-REGISTERED TRADEMARK- PRODUCT: The Internet has enabled a new generation of e-commerce applications that offer dramatic change in the way companies do business. Companies are deploying strategic e-commerce applications to transact business, manage customer and supplier relationships, and distribute information to employees and partners. SiteMinder is a secure user management system providing single sign-on, centralized control of all access, and distributed management for those e-commerce Web sites. SiteMinder allows an organization to easily deploy and efficiently administer e-commerce sites, managing millions of users while leveraging the existing technology platforms they have deployed. Its extensible, standards-based framework works across Web servers, application servers, security technologies, and directory services from all major vendors.

    Four major technologies are used to build e-commerce sites: authentication products to identify users, directory servers to store user names, application servers to transact business, and Web servers to publish the information. These four disparate technologies are not easily integrated, resulting in an e-commerce site that is both difficult to navigate and to manage. SiteMinder provides the solution to simplify the development and management of a secure e-commerce site. Its core capabilities include centralized control of user access, role-based delegated management, native integration with existing directories, auditing and tracking of user access to sensitive data, and single sign-on and personalized content delivery for users.

    SiteMinder consists of two primary components, the SiteMinder Policy Server, and the SiteMinder Web Agent. The Policy Server is a UNIX or Windows NT-based server that provides authentication, authorization, and audit services for Web applications. The SiteMinder Web Agent runs on industry-standard Microsoft and Netscape Web servers for both Windows NT and major UNIX platforms and extends the SiteMinder Policy Server's capabilities to these servers.

    Pricing for the SiteMinder Policy Server is based on the number of users licensed to access the SiteMinder-protected applications. Customers must also purchase a SiteMinder Web Agent for each Web Server secured by the product.

    The Company receives revenue from the sale of SiteMinder from four sources; the Policy Server, the Web Agent, annual maintenance subscriptions, and add-on professional services. An initial deployment typically consists of one or two Policy Servers and several Web Agents. The Company receives additional product and services revenue as customers expand the number of end-users and/or the number of SiteMinder installations.

SALES, MARKETING AND SUPPORT

    SALES: Netegrity directly markets its products and services domestically through field sales and through telemarketing efforts. The Company also indirectly markets through strategic partnerships and other third-party relationships with vendors of Internet-related systems and application software as well as through resellers and systems integrators. Netegrity's strategic partnerships include a worldwide reseller agreement with Netscape Communications Corporation, an OEM agreement with Network Associates, and licensing agreements with Allaire Corporation and Banyan Systems, Inc.

    Netegrity's sales strategy involves initially qualifying prospects to determine their e-commerce plans and requirements and deploying a solution-selling approach once customers are qualified. Netegrity's field sales group conducts on-site meetings with accounts that have substantial product and service requirements. Netegrity markets its product and services to large, corporate customers and smaller firms that need to protect access to mission critical information. A customer's decision to use Netegrity's products and services may involve a substantial financial commitment including license costs, maintenance fees, service fees, training, and in many cases the cost of computer systems to implement e-commerce applications.

    In addition to SiteMinder, Netegrity resells Check Point Software's FireWall-1 product through a dedicated internal telesales organization and a small group of resellers.

    SUPPORT SERVICES: Netegrity believes that a customer's decision to purchase its products is based, in part, on the services provided by the Company that help to quickly and effectively install, integrate and implement an e-commerce solution, and to educate the customer's staff and support its ongoing operations. It also provides another source of revenue for the Company.

    Netegrity's Professional Services organization provides consulting and integration services that enable SiteMinder customers to successfully manage secure access to their e-commerce applications and enhance the integration of SiteMinder within their organization. Follow-on and Full Deployment services are offered for organizations with multiple SiteMinder locations and centralized multi-SiteMinder configurations. Professional Services are available for Application Infrastructure Planning, Application Prototyping and Integration, SiteMinder Deployment, SiteMinder Extensions and Custom Agents, Self-Registration, and Onsite Training for Developers and Solution Architects.

    In addition to Professional Services offerings, annual support maintenance contracts are generally purchased for the first year of a customer's use of the SiteMinder product and are renewable on an annual basis. The Company offers its customers a variety of maintenance options, from providing support during normal business hours to providing support 24-hours per day, 7 days per week. Maintenance fees are typically equal to approximately 20% to 25% of the list price for the product.

    The Company also offers its FireWall-1 customers a similar set of support offerings, which has differentiated the Company from other resellers of FireWall-1.

    MARKETING: In support of its sales efforts, the Company conducts its own marketing programs intended to position and promote its products and services. Marketing activities include trade shows, seminars, direct mail, Internet marketing, public relations, and participation in industry programs and forums. The Company also benefits from joint marketing programs conducted with strategic partners, such as joint seminars, direct mailings, and lead sharing.

    Because the Company's plans call for SiteMinder to produce a substantial portion of its future product and services revenue, any factor adversely affecting sales of its products and services would have a material adverse effect on the Company. The Company's future financial performance will depend in part on the successful development, introduction and customer acceptance of new and enhanced versions of its products and its services. There can be no assurance that the Company will continue to be successful in marketing its products or any new or enhanced products. In addition, competitive pressures or other factors may result in significant price erosion thereby having a material adverse effect on the Company's financial condition or results of operations.

MERCHANDISING AND CUSTOMERS

    The Company markets its products and services to large global organizations that face tremendous pressure to transact business over the Internet. The Company targets various people within an organization responsible for analyzing and selecting e-commerce solutions, such as Web application development managers, Internet architects, security administrators and network/systems administrators. Typical industries include the financial services, publishing, high-tech, manufacturing, telecommunications and insurance industries, as well as educational and governmental organizations. Its dedicated focus on e-commerce security enables Netegrity to help clients design security solutions that effectively respond to ever-present and constantly-arising security threats, while accommodating long-range, enterprise-level technology goals.

    In June of 1998, Netegrity launched SiteMinder 3.0 as the first directory-enabled secure user management solution. Sales of its SiteMinder product and related services represented 41% of the Company's revenue for the year ended December 31, 1998, and 5% in 1997.

    In addition to the sales and marketing of SiteMinder, the Company is also a non-exclusive distributor of Check Point Software Technologies, Ltd.'s FireWall-1 product. The Company sells FireWall-1 and its proprietary products and services directly to end-users and through a channel of value-added resellers in the U.S. The Company also benefits from the marketing programs conducted by Check Point. Many of Check Point's activities result in the generation of qualified leads, some of which are provided to the Company.

    CUSTOMERS: As of December 31, 1998, the Company licensed SiteMinder to 46 end-user customers. Its customers represent a broad cross-section of industries including financial services, telecommunications, publishing, insurance, high-tech and the government. The Company also has distributors, resellers and system integrators around the world, including distributors in five major European Countries. The Company has been able to increase its customer base by combining post-sales support services, including training and customer support. The Company expects that its customer base will grow incrementally with the future releases of SiteMinder as the market matures.

    Netegrity has approximately 325 Check Point Software FireWall-1 customers and it continues to provide support to a large majority of these customers.

    No single customer, including direct end-users or resellers, accounted for more than 10% of the Company's total revenue during each of the years ended December 31, 1998, 1997 and 1996.

PURCHASING

    The Company purchases 100% of its FireWall-1 product directly through Check Point Software Technologies, Ltd. The Company also purchases firewall-related accessory products through various third-party vendors. The Company has not experienced any material difficulties or delays in acquiring any of the products that it distributes.

DISTRIBUTION AND BACKLOG

    The Company generally ships product within 24 hours of the receipt of an order from a customer. Consequently, backlog is currently not a material factor.

COMPETITION

    The market for secure user management and access control is currently immature and somewhat competitive. This market is expected to become highly competitive based on the anticipated growth of the e-Commerce market. This market is subject to rapid technological change, and competition is beginning to intensify as a result of the increasing demand for e-commerce security products. Up until recently, the Company's primary source of competition was from its customers' internal information services departments that had been building their own solutions. Today, the Company is also experiencing competition from a number of new technologies from companies like Aventail Corporation; DASCOM; enCommerce, Inc; Intellisoft, SecureSoft, Inc., and Sirrus Corporation. Additional competition may develop as the market matures and other companies begin to offer similar products, and as the Company's product offerings expand to other segments of the marketplace. Current and potential competitors have established or may in the future establish cooperative relationships with third parties to increase the distribution of their products to the marketplace. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share.

    The Company's firewall reseller business experiences competition from companies that compete with Check Point's FireWall-1 product such as Axent Technologies; Trusted Information Systems, Inc.; Cisco Systems, Inc.; as well as other resellers of the FireWall-1 product.

    Significant factors such as the emergence of new products, fundamental changes in technology and aggressive pricing and marketing strategies may also affect the Company's competitive position. Many current and potential competitors have significantly greater financial, marketing, technical and other competitive resources than Netegrity. Many of these factors are out of the Company's control, and there can be no assurance that Netegrity can maintain or enhance its competitive position against current and future competitors.

PRODUCT RESEARCH AND DEVELOPMENT

    The market for e-Commerce security products is characterized by rapid technological change, changes in customer requirements, new product introductions and enhancements, and emerging industry standards.

    E-commerce applications have extreme requirements for scalability, reliability, sophisticated security and ease of administration. These increased demands, combined with the growing trend to centrally control access to formerly isolated applications, drives the need for a unified access control model for administrators and a single point of access for end users. With a growing need for standards-based user directories (LDAP) and the proliferation of flexible and easy-to-use security products, businesses are compelled to take advantage of best-of-breed solutions as they deploy e-commerce applications across heterogenous networks. The Company devotes significant time and resources analyzing and responding to changes in the industry such as changes in operating systems, application software, security standards, networking software, and evolving customer requirements. For the year ended December 31, 1998, the Company spent approximately $1,991,239, or 42% of revenue, on research and development of its SiteMinder product. The Company will continue its product development efforts for its current product, as well as developing next generation versions of its product line.

    The Company believes its future success will depend largely on its ability to enhance and broaden its existing product line to meet the evolving needs of the market. There can be no assurance that the Company will be able to respond effectively to technological changes or new industry standards or developments. In addition, the Company could be adversely affected if it were to incur significant delays or be unsuccessful in developing new products or enhancing its existing products, or if any such enhancements or new products do not gain market acceptance. In addition, a number of factors, including the timing of product introductions and enhancements by the Company or its competitors, market acceptance of new products, or customer order deferrals in anticipation of new products, may cause variations in the Company's future operating results.

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

EMPLOYEES

    At December 31, 1998, the Company had a total of 64 full-time employees, of which 20 were involved in research and development, 34 in sales, marketing and customer support, and 10 in administration and finance. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and believes that its relationships with employees are good.

ITEM 2. PROPERTIES

    The Company's headquarters consists of two separate leased office suites located at 245 Winter Street in Waltham, Massachusetts. The Company occupies 5,760 square feet of space with current monthly payments of $8,880, expiring in May, 2001. Additionally, the Company sub-leases 8,015 square feet of office space in the same building with current monthly payments of $11,552, expiring in April, 1999.

    The Company also leases office space in Los Angeles, California; New York, New York; Chicago, Illinois; Reston, Virginia and Paris, France to support field sales and consulting staff. The Company believes that its present and proposed facilities are adequate for its current needs and that suitable alternative space will be available should it need to expand.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded principally on the NASDAQ SmallCap Market-SM- tier of the NASDAQ Stock Market-SM- under the symbol "NETE" and is also traded on the Boston Stock Exchange under the symbol "NTY." The following table sets forth the range of quarterly high and trade quotations for the Company's Common Stock as reported by NASDAQ. The trade quotations represent interdealer quotations without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

QUARTERLY 1997 QUOTATIONS                                              HIGH TRADE    LOW TRADE
---------------------------------------------------------------------  -----------  -----------
January 1, 1997- March 31, 1997......................................   $   4.000    $   1.813
April 1, 1997-June 30, 1997..........................................   $   2.813    $   1.250
July 1, 1997-September 30, 1997......................................   $   2.688    $   1.125
October 1, 1997-December 31, 1997....................................   $   2.063    $   1.156

QUARTERLY 1998 QUOTATIONS                                              HIGH TRADE    LOW TRADE
---------------------------------------------------------------------  -----------  -----------
January 1, 1998- March 31, 1998......................................   $   2.344    $   1.406
April 1, 1998-June 30, 1998..........................................   $   3.000    $   1.625
July 1, 1998-September 30, 1998......................................   $   4.125    $   1.500
October 1, 1998-December 31, 1998....................................   $   4.531    $   1.063

    As of December 31, 1998, there were 122 holders of record and approximately 1,400 beneficial owners of the Company's 9,405,446 shares of Common Stock outstanding. The Company estimates that approximately 1,300 shareholders hold securities in street name.

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

STATEMENT OF OPERATIONS DATA

    (in thousands, except per share data)

                                                              TWELVE-MONTH         NINE-MONTH          TWELVE-MONTH
                                                              FISCAL YEAR       TRANSITION PERIOD      FISCAL YEAR
                                                           ENDED DECEMBER 31,         ENDED          ENDED MARCH 31,
                                                          --------------------    DECEMBER 31,     --------------------
                                                            1998       1997           1996           1996       1995
                                                          ---------  ---------  -----------------  ---------  ---------
INCOME STATEMENT DATA:
Net revenue.............................................  $   4,791  $   4,733      $   3,637      $   3,725  $     959
Cost of revenue.........................................      1,764      2,470          2,176          2,173        488
                                                          ---------  ---------         ------      ---------  ---------
Gross profit............................................      3,027      2,263          1,461          1,552        471
Selling, general and administrative expenses............      6,395      5,509          2,303          1,178        305
Research and development costs..........................      1,991      1,028            705             --         --
                                                          ---------  ---------         ------      ---------  ---------
Income (loss) from operations...........................     (5,359)    (4,274)        (1,547)           374        166
Interest income (expense)...............................        130        203            181             20         (1)
Share of loss from investment
  in Encotone, Inc......................................         --       (132)           (40)            --         --
Writeoff of investment in Encotone, Ltd.................         --     (1,049)            --             --         --
Income (loss) from continuing operations................     (5,229)    (5,252)        (1,406)           394        165
Income (loss) from operation of discontinued
  operations............................................         --         --           (520)          (240)        31
Gain on sale of assets of discontinued operations.......         --         --          6,000             --         --
                                                          ---------  ---------         ------      ---------  ---------
Income before provision for income taxes................     (5,229)    (5,252)         4,074            154        196
Provision for income taxes..............................         --         --             74             25         --
                                                          ---------  ---------         ------      ---------  ---------
      Net income........................................  $  (5,229) $  (5,252)     $   4,000      $     129  $     196
                                                          ---------  ---------         ------      ---------  ---------
Basic Earnings Per Share:
    From continuing operations..........................  $   (0.56) $   (0.57)     $   (0.16)     $    0.05  $    0.02
    From operation of discontinued operations...........         --         --          (0.06)         (0.03)        --
    Gain on sale of assets..............................         --         --           0.67             --         --
      Net income (loss) per share.......................  $   (0.56) $   (0.57)     $    0.45      $    0.02  $    0.02
                                                          ---------  ---------         ------      ---------  ---------
    Weighted average shares outstanding.................      9,362      9,279          8,944          8,354      8,688
Diluted Earnings Per Share:
    From continuing operations..........................  $   (0.56) $   (0.57)     $   (0.16)     $    0.04  $    0.02
    From operation of discontinued operations...........         --         --          (0.06)         (0.03)        --
    Gain on sale of assets..............................         --         --           0.67             --         --
      Net income (loss) per share.......................  $   (0.56) $   (0.57)     $    0.45      $    0.01  $    0.02
                                                          ---------  ---------         ------      ---------  ---------
    Weighted average shares outstanding.................      9,362      9,279          8,944          8,835      8,688

                                                                  TWELVE-MONTH
                                                                  FISCAL YEAR          NINE-MONTH          TWELVE-MONTH
                                                                     ENDED          TRANSITION PERIOD      FISCAL YEAR
                                                                  DECEMBER 31,            ENDED          ENDED MARCH 31,
                                                              --------------------    DECEMBER 31,     --------------------
                                                                1998       1997           1996           1996       1995
                                                              ---------  ---------  -----------------  ---------  ---------
BALANCE SHEET DATA:
  Working capital (deficit).................................  $      47  $       9      $   4,629      $     401  $     651
  Total assets..............................................      4,225      4,849         10,259          9,170      7,127
  Long-term liabilities.....................................         --         --             --            187        300
  Stockholders' equity......................................        996      1,016          6,149          1,903      1,950

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

    A portion of the following overview reflects the divestiture of the Company's catalog related business in June 1996. Any comments relating to operating results or issues are reflective of the continuing network security business. The Company's revenue was generated by the sale of network security products, integration and support services to companies doing business on the Internet and internal networks. The divestiture of the Company's catalog related business is recorded as discontinued operations in the accompanying financial statements contained in Item 8.

    The Company plans to continue to enhance product features to meet its customers' needs in deploying large-scale and complex transaction-based e-commerce applications for conducting business. The Company plans to continue to adopt the latest industry standards and new technologies allowing for the deployment of secure applications for the Web. There can be no assurance that the Company will be able to develop new products or that such products will achieve market acceptance, or, if market acceptance is achieved, that the Company will be able to maintain such acceptance for a significant period of time.

OVERVIEW

    The following information should be read in conjunction with the consolidated financial statements and notes thereto:

                                                                                                   % TO NET REVENUE
                                                                                       ----------------------------------------
                                                                     TWELVE-MONTH          NINE-MONTH
                                                                     FISCAL YEAR        TRANSITION PERIOD      TWELVE-MONTH
                                                                  ENDED DECEMBER 31,          ENDED             FISCAL YEAR
                                                                                          DECEMBER 31,        ENDED MARCH 31,
                                                                 --------------------  -------------------  -------------------
                                                                   1998       1997            1996                 1996
                                                                 ---------  ---------  -------------------  -------------------
Net Revenue....................................................        100%       100%            100%                 100%
Gross Margin...................................................         63%        48%             40%                  42%
Selling, general and administrative expenses...................        133%       116%             63%                  32%
Research and development costs.................................         42%        22%             19%                  --
Income (loss) from operations..................................       (112%)       (90%)            (42%)               10%

FISCAL YEAR ENDED DECEMBER 31, 1998 VS. FISCAL YEAR ENDED DECEMBER 31, 1997

    REVENUE: Total net revenue increased by $58,000, or 1%, to $4,791,000 in the twelve months ended December 31, 1998 from $4,733,000 in the twelve months ended December 31, 1997. SiteMinder-related revenue increased $1,702,000, or 683%, from $249,000 to $1,951,000 in the fiscal year ended December 31, 1998. This increase is offset by a decline in firewall-related revenue of $1,641,000 or 37%, primarily as a result of the expected decline in the firewall reseller business.

    GROSS MARGIN: Total gross margin increased by $764,000, or 34%, to $3,027,000 in the fiscal year ended December 31, 1998 as compared to $2,263,000 in the fiscal year ended December 31, 1997. This increase is due to the higher gross margins relating to increased revenue on the Company's proprietary SiteMinder product and maintenance.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative ("SG&A") expenses increased by $886,000, or 16%, to $6,395,000 in the fiscal year ended December 31, 1998 as compared to $5,509,000 in the fiscal year ended December 31, 1997. This increase is primarily a result of the Company continuing to build its sales and marketing infrastructure to support planned growth in sales of its SiteMinder product and services.

    RESEARCH AND DEVELOPMENT COSTS: Research and Development costs (net of capitalized software) increased by $963,000, or 94% to $1,991,000 in fiscal 1998 as compared to$1,028,000 in the twelve-month period ended December 31, 1997. The Company is continuing the development of its product line to address the evolving e-commerce security market. Certain research and development expenditures are incurred substantially in advance of the related revenue, and in some cases, do not generate revenue. In fiscal 1997, $310,000 (net of amortization) of research and development expenditures were capitalized as a result of the Company realizing technological feasibility. The Company did not capitalize additional research and development expenditures in 1998. Capitalized software costs, net of amortization, is $175,629 at December 31, 1998.

TWELVE-MONTH FISCAL YEAR ENDED DECEMBER 31, 1997 VS. NINE-MONTH TRANSITION
  PERIOD ENDED
  DECEMBER 31, 1996

    The sale of Check Point's FireWall-1 and related maintenance and service revenue represented 95% of the Company's revenue in the twelve-month period ended December 31, 1997, and 100% for the nine-month transition period ended December 31, 1996.

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

    The Company incurred $2,587,000 in expenses and write-offs related to the divestiture. These expenses were primarily comprised of write-off of goodwill, severance costs, professional fees, buy-outs of capital leases, and facility shut-down costs for its corporate offices and distribution facility. The Company reported a gain of $6,000,000 from the sale of the assets of its catalog related business. The Company utilized a portion of its available operating loss carryforwards to decrease the amount of Federal and State corporate income taxes.

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

                                                                      ACTUAL                   UNAUDITED PRO-FORMA
                                                               TWELVE-MONTHS ENDED             TWELVE MONTHS ENDED
                                                                DECEMBER 31, 1997               DECEMBER 31, 1998
                                                          ------------------------------  ------------------------------
                                                                           PERCENT TO                      PERCENT TO
                                                             DOLLARS       NET REVENUE       DOLLARS       NET REVENUE
                                                          -------------  ---------------  -------------  ---------------
Net revenue.............................................  $   4,732,649           100%    $   4,965,948           100%
Gross margin............................................      2,262,758            48%        2,035,274            41%
Selling, general and administrative expenses............      5,508,813           116%        2,702,264            54%
Research and development costs..........................      1,028,094            22%          705,298            14%
Income (loss) from operations...........................     (4,274,149)          (90%)      (1,372,288)          (28%)

FISCAL YEAR ENDED DECEMBER 31, 1997 VS. PRO-FORMA TWELVE MONTHS ENDED DECEMBER
  31, 1996

    REVENUE: Total net revenue decreased by $233,000, or 5%, to $4,733,000 in the twelve months ended December 31, 1997 from $4,966,000 during the twelve-month period ended December 31, 1996. The decrease in revenue resulted from Company's decision to eliminate hardware sales and limit its Check Point FireWall-1 distribution. This decrease was partially offset by revenue achieved by the Company's sale of its SiteMinder product in the fourth quarter of $249,000.

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

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative ("SG&A") expenses increased by $2,807,000, or 104%, to $5,509,000 in the fiscal year ended December 31, 1997 from $2,702,000 in the twelve-month period ended December 31, 1996. This increase was a result of the Company building its sales and marketing infrastructure to bring to market its SiteMinder product.

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

LIQUIDITY AND CAPITAL RESOURCES

                                                                                                FISCAL YEAR ENDED
                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1998       1997
                                                                                               ---------  ---------

                                                                                                  (IN THOUSANDS,
                                                                                                  EXCEPT RATIOS)
Cash and cash equivalents....................................................................  $   1,175  $   2,134
Working capital..............................................................................         47          9
Current ratio................................................................................       1.01       1.00

Net cash used for continuing operating activities............................................  $  (5,843) $  (4,336)
Net cash used for discontinued operating activities..........................................         --        (46)
Net cash provided by investing activities....................................................       (301)      (384)
Net cash provided by financing activities....................................................      5,186        109

    For the fiscal year ended December 31, 1998, the Company's net cash used for continuing operations increased by $1,507. This increase was primarily a result of the Company's increased investment in sales, marketing and development infrastructure for its SiteMinder product of approximately $1,849.

    Working capital increased to $47,000 at December 31, 1998 from $9,000 at December 31, 1997. This increase was a direct result of financing activities during fiscal 1998.

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

    On February 8, 1999, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with an institutional investor and the Pequot Entities. Pursuant to the terms of the Stock Purchase Agreement, the Company sold 795,651 shares of Common Stock, at $5.75 per share. The Company has agreed to file a registration statement on Form S-3 for a public resale offering on behalf of the institutional investor.

    Management believes that this financing, together with cash generated from operations, will be adequate to support the business operation for fiscal year 1999.

    INFLATION: To date, management believes that inflation has not had a material impact on operations.

    ENVIRONMENTAL LIABILITY: The Company has no known environmental violations or assessments.

    YEAR 2000 COMPLIANCE DISCLOSURE: The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. This could result in a system failure or miscalculations if a computer program recognizes a date of "00" as the year 1900 instead of 2000. If not corrected, many computer systems could fail or create erroneous results in 2000. The following disclosure is as required by SEC Release No. 33-7558.

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

COMPANY'S RISKS OF YEAR 2000 ISSUES

    The Company believes that its current internally developed products, as well as third-party products with which the Company has material relationships are Year 2000 compliant. Therefore, the Company does not believe that its products will be adversely affected by date changes in the Year 2000. However, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company.

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

    NEW ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Adoption of this standard will not impact the financial results of the Company.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. We do not expect adoption of this statement to have a material effect on consolidated financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements and the related auditors' reports are presented in the following pages. The consolidated financial statements filed in this Item 8 are as follows:

    - Report of Independent Auditors

    - Consolidated Balance Sheets--December 31, 1998 and 1997

    - Consolidated Statements of Operations for the fiscal years ended December 31, 1998 and 1997, and the nine-month transition period ended December 31, 1996

    - Consolidated Statements of Stockholders' Equity for the fiscal years ended December 31, 1998 and 1997, and the nine-month transition period ended December 31, 1996

    - Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1998 and 1997, and the nine-month transition period ended December 31, 1996

    - Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

    AND FINANCIAL DISCLOSURE

    Not applicable.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
and Stockholders of Netegrity, Inc.

    In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Netegrity, Inc. (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, and the nine-month transition period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Boston, Mass.
February 8, 1999

                                NETEGRITY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents...........................................................  $  1,174,625  $  2,133,586
  Escrow receivable (Note F)..........................................................            --       600,000
  Accounts receivable-trade, net of allowance for doubtful accounts of $247,063 and
    $64,460 at December 31, 1998 and 1997, respectively...............................     1,746,645       791,369
  Deferred maintenance asset..........................................................       308,926       304,721
  Prepaid rent........................................................................        30,163
                                                                                                               ---
  Other current assets................................................................        15,848         8,250
                                                                                        ------------  ------------
      TOTAL CURRENT ASSETS............................................................     3,276,207     3,837,926

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET (Note B)....................................       736,341       585,055

OTHER ASSETS:
Capitalized software costs, net.......................................................       175,629       309,891
  Investment in Encotone, Inc. (Note C)...............................................            --        78,199
  Other...............................................................................        37,114        37,438
                                                                                        ------------  ------------
      TOTAL OTHER ASSETS..............................................................        37,114       115,637
                                                                                        ------------  ------------
TOTAL ASSETS..........................................................................  $  4,225,291  $  4,848,509
                                                                                        ------------  ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1998          1997
                                                                                        ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable-trade..............................................................  $    897,734  $  1,507,071
  Deferred revenue....................................................................       285,857            --
  Accrued bonus.......................................................................       160,687       215,000
  Accrued commissions.................................................................       180,328        64,722
  Other accrued expenses..............................................................       766,908     1,355,533
  Deferred maintenance liability......................................................       938,004       667,416
  Current portion of capitalized lease obligations....................................            --        19,068
                                                                                        ------------  ------------
      TOTAL CURRENT LIABILITIES.......................................................     3,229,508     3,828,810

LONG-TERM CAPITAL LEASE OBLIGATIONS...................................................            --         3,653
TOTAL LIABILITIES.....................................................................     3,229,508     3,832,463
                                                                                        ------------  ------------

COMMITMENTS AND CONTINGENCIES (Note D)................................................            --            --

STOCKHOLDERS' EQUITY:
  Preferred stock, Series D voting, $.01 par value, 3,333,333 shares issued and
    outstanding at December 31, 1998 (aggregate liquidation value, $4,999,999.50).....        33,333            --
  Common stock, voting, $.01 par value, authorized 25,000,000 shares: 9,425,446 shares issued and 9,400,345 outstanding at December 31, 1998; 9,279,346 shares issued and
    9,254,245 shares outstanding at December 31, 1997.................................        94,254        92,793
  Additional paid-in capital..........................................................    15,780,049    10,578,330
  Cumulative translation adjustment...................................................            --        28,028
  Cumulative deficit..................................................................   (14,628,196)   (9,399,448)
  Loan to officer (Note E)............................................................      (200,000)     (200,000)
                                                                                        ------------  ------------
                                                                                           1,079,440     1,099,703
  Less--Treasury Stock, at cost: 25,101 shares........................................       (83,657)      (83,657)
                                                                                        ------------  ------------

TOTAL STOCKHOLDERS' EQUITY............................................................       995,783     1,016,046
                                                                                        ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................................  $  4,225,291  $  4,848,509
                                                                                        ------------  ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                      1998             1997             1996
                                                                 (TWELVE MONTHS)  (TWELVE MONTHS)  (NINE MONTHS)
                                                                 ---------------  ---------------  --------------
Net revenues...................................................   $   4,791,117    $   4,732,649    $  3,637,037
Cost of revenues                                                      1,763,825        2,469,891       2,175,626
                                                                 ---------------  ---------------  --------------
Gross profit...................................................       3,027,292        2,262,758       1,461,411
Selling, general and administrative expenses...................       6,394,918        5,508,813       2,303,478
Research and development costs.................................       1,991,239        1,028,094         705,298
                                                                 ---------------  ---------------  --------------
Income (loss) from operations..................................      (5,358,865)      (4,274,149)     (1,547,365)
Interest income (expense)......................................         130,115          203,205         181,881
Share of loss from investment in Encotone, Inc.................              --         (131,801)        (40,000)
                                                                 ---------------  ---------------  --------------
Write off of investment in Encotone LTD........................              --       (1,049,151)             --
Income (loss) from continuing operations.......................      (5,228,750)      (5,251,896)     (1,405,484)
Income (loss) from discontinued operations.....................              --               --        (520,245)
Gain on sale of assets of discontinued operations..............              --               --       6,000,000
                                                                 ---------------  ---------------  --------------
Income (loss) before provision for income taxes................      (5,228,750)      (5,251,896)      4,074,271
Provision for income taxes.....................................              --               --          74,300
                                                                 ---------------  ---------------  --------------
    NET INCOME (LOSS)..........................................   $  (5,228,750)   $  (5,251,896)   $  3,999,971
                                                                 ---------------  ---------------  --------------
Basic and Diluted Earnings Per Share:
  From continuing operations...................................   $       (0.56)   $       (0.57)   $      (0.16)
  From operation of discontinued
    operations.................................................              --               --           (0.06)
  Gain on sale of assets.......................................              --               --            0.67
                                                                 ---------------  ---------------  --------------
    Net income (loss) per share................................   $       (0.56)   $       (0.57)   $       0.45
                                                                 ---------------  ---------------  --------------
Weighted average shares outstanding............................       9,362,000        9,279,000       8,944,000
Diluted Earnings Per Share:
  From continuing operations...................................   $       (0.56)   $       (0.57)   $      (0.16)
  From operations of discontinued
    operations.................................................              --               --           (0.06)
Gain on sale of assets.........................................              --               --            0.67
                                                                 ---------------  ---------------  --------------
    Net income (loss) per share................................   $       (0.56)   $       (0.57)   $      (0.45)
                                                                 ---------------  ---------------  --------------
Weighted average shares outstanding............................       9,362,000        9,279,000       8,944,000

The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        ADDITIONAL  CUMULATIVE                                           TOTAL
                               PREFERRED     COMMON      PAID-IN    TRANSLATION  CUMULATIVE    LOAN TO    TREASURY    STOCKHOLDERS'
                                 STOCK        STOCK      CAPITAL    ADJUSTMENT     DEFICIT     OFFICER      STOCK        EQUITY
                              -----------  -----------  ----------  -----------  -----------  ---------  -----------  ------------
BALANCE AT
  MARCH 31, 1996............   $   6,283    $  81,979   $10,024,710  $  21,569   $(8,147,521)        --   $ (83,657)   $1,903,363
Net income..................          --           --           --          --     3,999,971         --          --     3,999,971
Conversion of Preferred
  Stock (628,330
  shares)--Series C.........      (6,283)       6,283           --          --            --         --          --            --
Issuance of Common Stock
  (378,729 shares)..........          --        3,787      435,844          --            --         --          --       439,631
Translation adjustment......          --           --           --       6,459            --         --          --         6,459
Loan to officer (Note F)....          --           --           --          --            --  $(200,000)         --      (200,000)
                              -----------  -----------  ----------  -----------  -----------  ---------  -----------  ------------
BALANCE AT
  DECEMBER 31, 1996.........          --    $  92,049   $10,460,554  $  28,028   $(4,147,550) $(200,000)  $ (83,657)   $6,149,424
                              -----------  -----------  ----------  -----------  -----------  ---------  -----------  ------------
Net income..................          --           --           --          --    (5,251,896)        --          --    (5,251,896)
Issuance of Common Stock
  (74,400 shares)...........          --          744      117,776          --            --         --          --       118,520
Translation adjustment......          --           --           --          --            --         --          --            --
                              -----------  -----------  ----------  -----------  -----------  ---------  -----------  ------------
BALANCE AT DECEMBER 31,
  1997......................          --    $  92,793   $10,578,330  $  28,028   $(9,399,446) $(200,000)  $ (83,657)   $1,016,048
                              -----------  -----------  ----------  -----------  -----------  ---------  -----------  ------------
Net income..................          --           --           --          --    (5,228,750)        --          --    (5,228,750)
Issuance of Preferred Stock
  (3,333,333 shares) Series
  D.........................      33,333           --    4,916,668          --            --         --          --     4,950,001
Issuance of Common Stock
  (146,100 shares)..........          --        1,461      257,023          --            --         --          --       258,484
Translation adjustment......          --           --       28,028     (28,028)           --         --          --            --
                              -----------  -----------  ----------  -----------  -----------  ---------  -----------  ------------
BALANCE AT
  DECEMBER 31, 1998.........      33,333    $  94,254   $15,780,049         --   $(14,628,196) $(200,000)  $ (83,657)  $  995,783
                              -----------  -----------  ----------  -----------  -----------  ---------  -----------  ------------

    The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                      1998             1997             1996
                                                                 (TWELVE MONTHS)  (TWELVE MONTHS)  (NINE MONTHS)
                                                                 ---------------  ---------------  --------------
OPERATING ACTIVITIES
Net loss from continuing operations............................   $  (5,228,750)   $  (5,251,896)   $ (1,405,484)
Adjustments to reconcile loss to net cash provided by (used
  for) operating activities:
    Share of loss from investment..............................              --          131,801          40,000
    Write off of investment in Encotone, LTD...................              --        1,049,151              --
    Depreciation and amortization..............................         365,975         (193,704)         26,487
    Provision for doubtful accounts receivable, net............         182,603           (3,337)         56,771
Change in operating assets and liabilities:
    Escrow receivable..........................................         600,000               --        (600,000)
    Accounts receivable........................................      (1,137,879)            (252)        137,935
    Other current assets.......................................         (41,966)         246,259         389,156
    Inventory..................................................              --               --          21,400
    Other assets...............................................             324          (14,078)         52,053
    Accounts payable...........................................        (609,337)        (592,364)        622,784
    Other accrued expenses.....................................          25,646          292,781      (1,542,083)
      Total adjustments........................................        (614,634)         916,257        (801,497)
                                                                 ---------------  ---------------  --------------
      Net cash used for continuing operating activities........      (5,843,384)      (4,335,639)     (2,206,981)
      Net cash (used for) provided by discontinuing operating
        activities.............................................              --          (46,241)        436,859
                                                                 ---------------  ---------------  --------------
      Net cash used for operating activities...................   $  (5,843,384)   $  (4,381,880)   $ (1,770,122)
                                                                 ---------------  ---------------  --------------

   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

                                                                  DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                      1998             1997             1996
                                                                 (TWELVE MONTHS)  (TWELVE MONTHS)  (NINE MONTHS)
                                                                 ---------------  ---------------  --------------
INVESTING ACTIVITIES:
Proceeds from sale of certain assets...........................   $      25,863               --    $  9,435,000
Capitalized software costs.....................................         134,262    $    (309,891)             --
Capital expenditures for equipment and leasehold
  improvements.................................................        (408,860)        (384,458)       (256,886)
Investment in Encotone, LTD....................................              --               --      (1,000,000)
Investment in Encotone, Inc....................................          81,656               --        (250,000)
                                                                 ---------------  ---------------  --------------
    Net cash (used for) provided by investing activities.......   $    (301,341)   $    (384,458)   $  7,928,114

FINANCING ACTIVITIES:
Net proceeds from issuance of preferred stock..................       4,950,001               --              --
Net proceeds from issuance of stock............................         258,484          118,520         239,631
Payment on notes payable-related party.........................              --               --        (300,000)
Net payments on line of credit.................................              --               --        (723,470)
Principal payments under capital leases........................         (22,721)          (9,653)             --
                                                                 ---------------  ---------------  --------------
    Net cash used for (provided by) financing activities.......       5,185,764          108,867        (783,839)
                                                                 ---------------  ---------------  --------------
Effect of exchange rate changes on cash........................              --               --           6,459

    NET CHANGE IN CASH AND CASH EQUIVALENTS....................        (958,961)      (4,657,471)      5,380,612
Cash and cash equivalents at beginning of year.................       2,133,586        6,791,057       1,410,445
                                                                 ---------------  ---------------  --------------

    CASH AND CASH EQUIVALENTS AT END OF YEAR...................   $   1,174,625    $   2,133,586    $  6,791,057
                                                                 ---------------  ---------------  --------------
Supplemental Disclosures of Cash Flow Information:
  Interest paid................................................   $         872    $       3,143    $     17,778
  Income taxes paid............................................              --           63,557              --
                                                                 ---------------  ---------------  --------------
Supplemental Disclosure of Non-Cash Activities:
  Loan to officer in exchange for common stock.................              --               --    $    200,000
  Write-off of investment in Encotone LTD......................              --    $   1,049,151              --
  Property purchased under capital leases......................              --           32,374              --
  Collection of products in satisfaction of accounts
    receivable-product.........................................              --               --              --
                                                                 ---------------  ---------------  --------------

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

    PRINCIPLES OF CONSOLIDATION: The financial statements of the Company also include the accounts and operations of its subsidiaries, Software Developers Company, GmbH ("SDC Germany") and Personal Computing Tools (PCT). The Company acquired 94% of the outstanding capital stock of PCT on June 29, 1993. The 6% equity interest in PCT not acquired by the Company would be shown as minority interest in the December 31, 1996 consolidated balance sheets and the statements of operations for the nine-month transition period ended December 31, 1996 and the fiscal years ended March 31, 1996, respectively. As of June 30, 1996, the Company discontinued all operations related to its SDC Germany and PCT catalog operation. The operating loss incurred in 1996 is accounted for in loss from discontinued operations.

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

    CAPITALIZATION OF SOFTWARE COSTS: The Company capitalizes certain internally generated software development costs after technological feasibility of the product has been established. Such costs are amortized over the estimated life of the product. The Company continually compares the unamortized costs of capitalized software to the expected future revenues for the products. If the unamortized costs

                                NETEGRITY, INC.

NOTE A: NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) exceed the expected future net realizable value, the excess amount is written off. At December 31, 1998, the Company amortized $134,262 of software development costs.

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

    INCOME TAXES: Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements which are temporarily different than the tax basis. The amount of deferred tax asset or liability recognized, net of valuation allowances, is based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

    EARNINGS (LOSS) PER SHARE: The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" and has retroactively restated the earnings per share (EPS) for 1996 and 1995. SFAS 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the number of weighted average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options, using the treasury stock method. Potentially dilutive securities at December 31, 1998 include stock options outstanding to purchase 4,704,229 common shares, warrants to purchase 1,600,787 common shares and 3,333,333 shares of convertible preferred stock (see
Note I); however, such securities have not been included in the net loss per share calculation because their effect would be anti-dilutive.

    SEGMENT REPORTING: The Company is in one business segment, the design, development, marketing and support of software for controlling user access to electronic commerce. The Company follows the

                                NETEGRITY, INC.

NOTE A: NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) requirements of Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information."

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

    RECLASSIFICATIONS: Certain items on the prior year financial statements presented herein have been reclassified to conform to the current year presentation.

    NEW ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The

                                NETEGRITY, INC.

NOTE A: NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Adoption of this standard will no impact the financial results of the Company.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. We do not expect adoption of this statement to have a material effect on consolidated financial position or results of operations.

NOTE B:  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements are stated at cost and consist of the following:

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Computer equipment and software.......................................  $  944,555  $  582,464
Leasehold improvements................................................      73,557      30,248
Furniture and fixtures................................................      97,577     124,987
Less accumulated depreciation and amortization........................    (379,348)   (152,644)
                                                                        ----------  ----------
                                                                        $  736,341  $  585,055

    Depreciation is computed on the straight-line method based upon estimated useful lives ranging from three to seven years. The depreciation expense recognized for the fiscal years ended December 31, 1998 and 1997, and the nine-month transition period ended December 31, 1996, was $231,713, $116,187 and $26,487, respectively.

NOTE C:  INVESTMENT AND JOINT VENTURE

    In October of 1996, the Company invested $1,000,000 for a 10% equity interest in Encotone, LTD., a Jerusalem, Israel high-technology firm which develops technology and products that provide enhanced security for both voice and data network transactions. The Company accounted for its investment in Encotone, LTD. under the cost method. In the quarter ended September 30, 1997, the Company determined that the value of the investment was permanently impaired and wrote off the entire amount.

    In October of 1996, the Company and Encotone, LTD. formed a joint venture in the U.S., Encotone, Inc., which was equally funded by both companies. The Company accounted for its investment in Encotone, Inc. under the equity method, and as of December 31, 1997, has reduced its investment by $131,801, its share of Encotone, Inc.'s operating loss for the initial period ended December 31, 1997.

    In January, 1998, the Company sold to Encotone, LTD. its full interest in Encotone, Inc. In return, the Company received an additional 9.9% of the common stock of Encotone, LTD., providing the Company with an equity position of 19.9%. The Company also received $81,656 in cash.

                                NETEGRITY, INC.

NOTE D:  COMMITMENTS AND CONTINGENCIES

    The Company leases certain facilities under noncancellable operating leases. For the years ended December 31, 1998, 1997 and 1996, the Company incurred total operating lease expense of $299,825, $173,600, and $55,440, respectively. Future minimum lease payments under these leases are as follows:

     YEAR ENDING DECEMBER 31,
--------------------------------------------------------------
    1999......................................................  $  171,400
    2000......................................................     100,800
    2001......................................................      42,000
                                                                ----------
                                                                $  314,200
                                                                ----------
                                                                ----------

NOTE E:  LOAN TO OFFICER

    In May, 1996, an Officer of the Company exercised an option to purchase 200,000 shares of the Company's common stock at a price of $1.00 per share. The Company's Board of Directors approved a loan to the Officer as payment for this transaction. The Officer issued the Company a full recourse note that is secured by the 200,000 shares of common stock. This note has an interest rate of 7% per annum.

NOTE F:  ASSET SALE

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

    The aggregate price of $10,035,000 was in exchange for the Company's tangible net assets of the catalog related business that at the time was estimated at approximately $1,500,000. The revenues of the divested catalog business were $11,800,000 for the nine month transition period ended December 31, 1996. These revenues are a component of the net income (loss) from discontinued operations.

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

    In September of 1998, the Company reached a settlement with Programmers Paradise, Inc. ("Programmer's") with regard to a valuation dispute arising from the 1996 divestiture of Software Developer's Company. The case was settled with the release of the escrow account ($600,000) to Programmer's and a payment of $50,000. The full amount was charged to a reserve maintained specifically for this purpose.

                                NETEGRITY, INC.

NOTE G:  INCOME TAXES

    The components of the provision for income taxes are as follows:

                                                                  FOR THE YEAR ENDED DECEMBER
                                                                              31,
                                                                  ----------------------------
                                                                      1998           1997
                                                                  -------------  -------------
Current tax expense:
  Federal.......................................................             --             --
  State.........................................................             --             --
                                                                  -------------  -------------
    Total.......................................................             --             --

Deferred tax expense (benefit):
  Federal.......................................................             --             --
  State.........................................................             --             --
                                                                  -------------  -------------
    Total.......................................................             --             --
                                                                  -------------  -------------

    Significant components of the deferred tax assets are as follows:

                                                                        FOR THE YEAR ENDED
                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1998          1997
                                                                    ------------  ------------
Net operating loss carryforward...................................  $  5,188,919  $  2,842,447
Loss on investment................................................       971,562     1,324,650
Accruals and reserves.............................................       232,625       138,517
Deferred revenue..................................................       115,115            --
Software development costs........................................       (70,726)           --
Research and development tax credits..............................       318,450       254,739
Depreciation......................................................       (25,346)      (17,890)
Other, net........................................................            --            --
Alternative minimum tax credit....................................        74,773        74,773
Valuation allowance...............................................    (6,805,372)   (4,617,236)
                                                                    ------------  ------------
                                                                    $         --  $         --
                                                                    ------------  ------------

                                NETEGRITY, INC.

NOTE G:  INCOME TAXES (CONTINUED)
The provision for income taxes differs from the federal statutory rate of 34% as follows:

                                                                  FOR THE YEAR ENDED DECEMBER
                                                                              31,
                                                                  ----------------------------
                                                                      1998           1997
                                                                  -------------  -------------
Federal provision at 34%........................................  $  (1,777,775) $  (1,785,645)
Alternative minimum tax on asset sale--Federal..................             --             --
Meals and entertainment.........................................         13,829          9,962
Foreign loss, not benefitted....................................             --             --
Current year Federal loss, not benefitted.......................      1,763,946      1,775,683
Goodwill........................................................             --             --
Utilization of previously unrecognized NOL......................             --             --
S-Corporation income not subject to tax.........................             --             --
                                                                  -------------  -------------
                                                                  $          --  $          --
                                                                  -------------  -------------

    Due to the uncertainty surrounding the realization of tax benefits in future tax returns of the continuing business, the net deferred tax assets at December 31, 1998 and 1997 have been offset by a valuation allowance.

    At December 31, 1998, the Company has available for Federal income tax purposes net operating tax loss carryforwards of approximately $12,885,000 that are available to offset future taxable income at various dates through fiscal 2018. Certain provisions in the Internal Revenue Code may limit the net operating loss available for use in any given year in the event of any significant change of ownership.

NOTE H:  CAPITAL STOCK AND CAPITAL STOCK WARRANTS

    SERIES D PREFERRED STOCK: On January 6, 1998, the Company, entered into a Preferred Stock and Warrant Purchase Agreement (the "Agreement") with Pequot Private Equity Fund, L.P., a Delaware limited partnership ("PPEF") and Pequot Offshore Private Equity Fund, Inc., a British Virgin Islands corporation (together with PPEF, the "Pequot Entities"). Pursuant to the terms of the Agreement, on January 7, 1998, the Company sold 1,666,667 shares of Series D Preferred Stock, at $1.50 per share, and 750,393 Warrants to the Pequot Entities for an aggregate purchase price of $2,500,000.50. The Series D Preferred Stock is automatically convertible into Common Stock on a one-for-one basis, subject to adjustment. Series D Preferred Stock has one-for-one voting rights and has preferential distribution in the event of any voluntary or involuntary liquidation. When and if declared by the Board of Directors, Series D Preferred Stock shall have preference to receive cumulative dividends in the form of Common Stock at an annual rate of 7.5% from and after the Issue Date. The Company did not declare dividends in fiscal year 1998. In addition, the Series D Preferred Stock is subject to mandatory conversion into Common Stock upon certain circumstances.

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

                                NETEGRITY, INC.

NOTE H:  CAPITAL STOCK AND CAPITAL STOCK WARRANTS (CONTINUED)
    WARRANTS: In conjunction with the Pequot Agreement as described above, 1,500,787 shares of common stock exercisable at $2.00 were issued to Pequot expiring on January 7, 2003.

    As part of the Agreement with the Pequot Entities, described above, James McNiel joined the Board of Directors of the Company, as designee of the Pequot Entities, and has agreed to provide certain consulting services to the Company. In addition to consulting fees in connection with such service, the Company granted Mr. McNiel warrants for the purchase of 100,000 shares exercisable at $1.50 expiring on January 7, 2003.

    SUBSEQUENT EVENT: On February 8, 1999, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with an institutional investor and the Pequot Entities. Pursuant to the terms of the Stock Purchase Agreement, the Company sold 795,651 shares of Common Stock, at $5.75 per share. The Company has agreed to file a registration statement on Form S-3 for a public resale offering on behalf of the institutional investor.

NOTE I:  STOCK PLANS

    The Company has stock option plans as described hereunder. Options are granted at fair market value at the date of grant being the average of the closing bid and asked prices of the Common Stock on the day preceding the date of grant.

    STOCK OPTION PLANS FOR OUTSIDE DIRECTORS: The Company's stock option plans for outside directors provide for the granting of options to members of the Board of Directors who are neither employees nor officers of the Company in appreciation of their service. The timing, amounts, recipients and other terms of the option grants are determined by the provisions of or formulas in, the directors' option plans. The exercise price of the options is equal to the fair market value of Common Stock on the date of the grant. The options have a term of 10 years from the date of the grant and become exercisable per the terms of option plan. Total outstanding grants as of December 31, 1998 and 1997 are 572,542. Total options exercisable at December 31, 1998 and 1997 are 478,259 and 371,859, respectively. At December 31, 1998, options for 62,500 shares were available for grant.

    STOCK OPTION PLANS FOR EMPLOYEES AND OFFICERS: The Company's stock option plans for employees, consultants and officers provide for the granting of options as inducement to obtain and retain the services of qualified persons. Incentive stock options may be granted to officers and employees, and non-qualified stock options may be granted to directors, officers, employees or consultants. The Compensation Committee of the Company determines the exercise price and vesting period of the options. Total outstanding grants as of December 31, 1998 and 1997 are 2,530,900 and 1,830,800. Total options exercisable at December 31, 1998 and 1997 are 639,168 and 622,900 respectively. At December 31, 1998, options for 932,315 shares were available for grant.

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

                                NETEGRITY, INC.

NOTE I:  STOCK PLANS (CONTINUED)
    The Stock Purchase Plan presently authorizes the issuance of 100,000 shares of Common Stock (subject to adjustment for capital changes) pursuant to the exercise of nontransferable options granted to participating employees. During the years ended December 31, 1998 and 1997, 14,100 and 2,400, shares, respectively, of the Company's Common Stock were issued under the Stock Purchase Plan.

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

    Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1998 and 1997 would have been reduced to the pro-forma amounts indicated below:

                                               FISCAL YEAR ENDED           FISCAL YEAR ENDED
                                               DECEMBER 31, 1998           DECEMBER 31, 1997
                                           --------------------------  --------------------------
                                             EARNINGS                    EARNINGS
                                             NET LOSS      PER SHARE     NET LOSS      PER SHARE
                                           -------------  -----------  -------------  -----------
As reported..............................  $  (5,228,750)  $   (0.56)  $  (5,251,898)  $   (0.57)
Pro-Forma................................     (5,661,325)      (0.60)     (5,500,386)      (0.59)

    The effects of applying SFAS 123 in this pro-forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to fiscal 1996 and additional awards in future years are anticipated.

    The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of four years, expected volatility of 100%, no dividends, and risk-free interest rates of 5.1%.

    Stock options outstanding at December 31, 1998:

                                                                   OPTIONS OUTSTANDING
                                                        ------------------------------------------
                                                          WEIGHTED        WEIGHTED
                RANGE OF                     SHARES        AVERAGE         AVERAGE        NUMBER
             EXERCISE PRICES               OUTSTANDING    LIFE (A)     EXERCISE PRICE   EXERCISABLE
-----------------------------------------  -----------  -------------  ---------------  ----------
$0.63-$1.00..............................     677,592           4.3       $    0.95        652,684
$1.25-$1.63..............................   1,100,560           8.0            1.40        363,588
$1.94-$2.19..............................   2,442,077           9.2            2.02      1,619,552
$2.38-$3.50..............................     177,250           7.0            3.04         75,640
$3.56-$4.13..............................     306,750           9.9            3.84          6,750
                                                                 --
                                           -----------                        -----     ----------
$0.63-$4.13..............................   4,704,229           8.2            1.88      2,718,214

------------------------

(a) Average contractual life remaining in years.

                                NETEGRITY, INC.

NOTE I:  STOCK PLANS (CONTINUED)
    A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                                                                FOR THE PERIOD ENDED
                                                                      ----------------------------------------
                                                                      DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                                          1998          1997          1996
                                                                      ------------  ------------  ------------
Options outstanding at beginning of year............................    2,403,342     2,196,095     1,523,845
Option activity during the year:
  Granted...........................................................    2,826,487(1)     640,750    1,125,250
  Exercised.........................................................     (132,000)      (72,000)     (374,360)
  Canceled..........................................................     (393,600)     (361,503)      (78,640)
                                                                      ------------  ------------  ------------
Options outstanding at end of year..................................    4,704,229(1)   2,403,342    2,196,095
                                                                      ------------  ------------  ------------
Price range of outstanding options..................................   $0.63-4.13    $0.63-4.00    $0.78-4.50
Price range of options exercised....................................   $1.37-2.63    $0.50-1.71    $0.50-1.72
Options exercisable at end of year..................................    2,718,214       994,759     1,179,937

(1) Includes warrants outstanding at December 31, 1998 (see Note H).

NOTE J:  COMPARATIVE FINANCIAL INFORMATION

    As reported on Form 8-K, dated August 21, 1996, the Company's Board of Directors approved on August 14, 1996 a change in the Company's fiscal year from March 31 to December 31. The following represents unaudited comparative financial information for the period January 1, 1996 to December 31,

                                NETEGRITY, INC.

NOTE J:  COMPARATIVE FINANCIAL INFORMATION (CONTINUED)
1996, which may be read in conjunction with the audited fiscal years ended December 31, 1998 and 1997, presented on the consolidated statements of operations.

                                                                               PRO-FORMA
                                                                          TWELVE-MONTHS ENDED
                                                                           DECEMBER 31, 1996
                                                                          --------------------
                                                                              (UNAUDITED)
Net revenue.............................................................     $    4,965,948
Cost of revenues........................................................          2,930,674
                                                                                -----------
Gross profit............................................................          2,035,274

Selling, general and administrative expenses............................          2,702,264
Research and development costs..........................................            705,298
                                                                                -----------
Income (loss) from operations...........................................         (1,372,288)

Interest income.........................................................            188,215
Share of loss from investment...........................................            (40,000)
                                                                                -----------
Income (loss) from continuing operations................................         (1,224,073)

Income (loss) from discontinued operations..............................           (734,698)
Gain on sale of assets of discontinued operations.......................          6,000,000
                                                                                -----------
Income before provision for income taxes................................          4,041,229

Provision for income taxes..............................................             74,300
                                                                                -----------
Net income..............................................................     $    3,966,929
                                                                                -----------
                                                                                -----------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The information required by this item is incorporated by reference to the information under the caption "Election of Directors" contained in the Company's Definitive Proxy Statement filed on March 19, 1999 with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held on May 11, 1999 (the "Proxy Statement").

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.  Financial Statements

    The following financial statements are included in Item 8:

      a. Report of Independent Auditors

      b. Consolidated Balance Sheets--December 31, 1998 and 1997

      c. Consolidated Statements of Operations for the fiscal years ended December 31, 1998 and 1997

      d. Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended December 31, 1998 and 1997

      e. Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1998 and 1997

      f. Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

    The following financial statement schedules are included in Item 14(d):

      a. Report of Independent Auditors

      b. Schedule II: Valuation of Qualifying Accounts and Reserves

    Schedules other than those listed above have been omitted since they are either not required or the information is otherwise included.

3.  List of Exhibits

    The following exhibits, required by Item 601 of Regulation S-K, are filed as a part of this Annual Report on Form 10-K. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

  EXHIBIT
 ITEM NO.                                               ITEM AND REFERENCE
-----------  --------------------------------------------------------------------------------------------------------

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

      3.03   Amended and Restated By-Laws of the Registrant (filed herewith).

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

  EXHIBIT
 ITEM NO.                                               ITEM AND REFERENCE
-----------  --------------------------------------------------------------------------------------------------------
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

      10.1   1991 Director Stock Plan (filed as Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended
             March 31, 1991, and incorporated by reference).

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

     10.13   1994 Stock Plan (filed as Exhibit 4 to Registration Statement on Form S-8, filed on January 26, 1998, and incorporated by reference).

     10.14   1994 Non-Employee Director Plan (filed as Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated by reference).

     10.15   1997 Stock Option Plan (filed with the Definitive Proxy Statement filed on March 19, 1999, and incorporated herein by reference January 26, 1998, and incorporated by reference).

     10.16   1997 Non-Employee Director Stock Option Plan (filed as Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended December 1977, and incorporated herein by reference).

     10.17   Commercial Lease dated as of June 1, 1996 between the Registrant and K/B Fund c/o Koll Management
             Services, Inc. (filed as Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended March 31,
             1996, and incorporated by reference).

     10.18   Credit Agreement dated as of March 16, 1995 between the Registrant and Silicon Valley Bank (filed as
             Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated by reference).

     10.19   Promissory Note of the Registrant issued to Silicon Valley Bank in the principal amount of $2,000,000 due June 5, 1996 (filed as Exhibit 10.17 to Annual Report on Form 10-K for the fiscal year ended March
             31, 1995, and incorporated by reference).

      10.2   Promissory Note of the Registrant issued to Silicon Valley Bank in the principal amount of $200,000 due
             June 5, 1998 (filed as Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended March 31,
             1995, and incorporated by reference).

     10.21   Security Agreement dated as of March 16, 1996 between the Registrant and Silicon Valley Bank (filed as
             Exhibit 10.19 to Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated by reference).

     10.22   Subordination Agreement dated as of March 16, 1995 among the Registrant, Silicon Valley Bank, and
             Stephen L. Watson and Beverly F. Watson as Joint Tenants with the Right of Survivorship (filed as
             Exhibit 10.20 to Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated by reference).

  EXHIBIT
 ITEM NO.                                               ITEM AND REFERENCE
-----------  --------------------------------------------------------------------------------------------------------
     10.23   Amended and Restated Security Agreement dated as of March 16, 1995 among the Registrant and Stephen L.
             Watson and Beverly F. Watson as Joint Tenants with the Right of Survivorship (filed as Exhibit 10.21 to
             Annual Report on Form 10-K for the fiscal year ended March 31, 1995, and incorporated by reference).

     10.24   Secured Subordinated Term Note of the Registrant in the principal amount of $300,000 dated as of October
             19, 1993 (filed as Exhibit 10.18 to Annual Report on Form 10-K for the fiscal year ended March 31, 1994, and incorporated by reference).

     10.25   Agreement of Purchase and Sale of Assets by and between Programmer's Paradise, Inc. and The Software
             Developer's Company, Inc. and Software Developer's Company GmbH, as Selling Parties dated May 16, 1996
             (filed as Appendix A to Consent Solicitation Statement dated June 4, 1996, and incorporated by reference).

     10.26   Agreement and Plan of Merger among the Registrant, ISC Acquisition Corporation, Internet Security
             Corporation and Richard J. Kosinski dated as of October 17, 1995 (filed as Exhibit 7.01 to Report on
             Form 8-K filed on November 30, 1995, and incorporated by reference).

     10.27   Amendment No. 1 to the Agreement and Plan of Merger among the Registrant, ISC Acquisition Corporation,
             Internet Security Corporation and Richard J. Kosinski, dated as of November 16, 1995 (filed as Exhibit
             7.02 to Report on Form 8-K filed on November 30, 1995, and incorporated by reference).

     10.28   Employment and Noncompetition Agreement by and among Richard J. Kosinski and the Registrant and Internet
             Security Corporation (filed as Exhibit 7.03 to Report on Form 8-K filed on November 30, 1995, and incorporated by reference).

     10.29   Holdback Agreement by and among the Registrant and Richard J. Kosinski dated November 16, 1995 (filed as
             Exhibit 7.04 to Report on Form 8-K filed on November 30, 1995, and incorporated by reference).

      10.3   Preferred Stock and Warrant Purchase Agreement among the Company, Pequot Private Equity Fund L.P. and
             Pequot Offshore Private Equity Fund, Inc. (filed as Exhibit 4 to Report on Form 8-K filed on January 15,
             1998, and incorporated by reference).

     11.01   Computation of Earnings Per Share (filed herewith).

     22.01   Subsidiaries of the Registrant (filed herewith).

     24.01   Consent of PricewaterhouseCoopers LLP (filed herewith).

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

                                NETEGRITY, INC.

                                By:             /s/ BARRY N. BYCOFF
                                     -----------------------------------------
                                                  Barry N. Bycoff
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                       DIRECTOR (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
     /s/ BARRY N. BYCOFF          Officer and Director
------------------------------    (Principal Executive        March 30, 1999
       Barry N. Bycoff            Officer)

                                Vice President, Finance &
                                  Administration, Chief
     /s/ JAMES E. HAYDEN          Financial Officer and
------------------------------    Treasurer (Principal        March 30, 1999
       James E. Hayden            Accounting and Financial
                                  Officer)

      /s/ ERIC R. GILER
------------------------------  Director                      March 30, 1999
        Eric R. Giler

     /s/ MICHAEL L. MARK
------------------------------  Director                      March 30, 1999
       Michael L. Mark

     /s/ JAMES P. MCNIEL
------------------------------  Director                      March 30, 1999
       James P. McNiel

     /s/ MILTON J. PAPPAS
------------------------------  Director                      March 30, 1999
       Milton J. Pappas

     /s/ RALPH B. WAGNER
------------------------------  Director                      March 30, 1999
       Ralph B. Wagner

    /s/ STEPHEN L. WATSON
------------------------------  Chairman of the Board of      March 30, 1999
      Stephen L. Watson           Directors

                                NETEGRITY, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                                    ADDITIONS
                                                             ------------------------
                                                 BALANCE AT  CHARGED TO   CHARGED TO                    BALANCE AT
                                                 BEGINNING     COSTS &       OTHER                         END
                                                 OF PERIOD    EXPENSES     ACCOUNTS      DEDUCTIONS     OF PERIOD
                                                 ----------  -----------  -----------  ---------------  ----------
Year ended December 31, 1998:
Allowance for doubtful accounts receivable.....  $   64,460     237,051           --       (54,448)(1)  $  247,062

Year ended December 31, 1997:
Allowance for doubtful accounts receivable.....  $   67,797          --           --        (3,337)(1)  $   64,460

Year ended December 31, 1996:
Allowance for doubtful accounts receivable.....  $  274,272          --           --      (206,475)(1)  $   67,797
Allowance for doubtful accounts
  receivable--product..........................  $   73,714          --           --       (73,714)(1)          --
Reserve for inventory..........................  $  140,158          --           --      (140,158)(1)          --

------------------------

(1) Uncollectible accounts written off, net of recoveries.

                                                                    EXHIBIT 3.03

                            AMENDED AND RESTATED BY-LAWS
                                       OF
                                NETEGRITY, INC.
                             A DELAWARE CORPORATION

                      Dated: Amended as of March 26, 1998

                               TABLE OF CONTENTS

ARTICLE I.         MEETINGS OF STOCKHOLDERS
    Section 1.     Place of Meetings..................................................           1
    Section 2.     Annual Meeting.....................................................           1
    Section 3.     Special Meetings...................................................           1
    Section 4.     Notice of Meetings.................................................           1
    Section 5.     Voting List........................................................           1
    Section 6.     Quorum.............................................................           2
    Section 7.     Adjournments.......................................................           2
    Section 8.     Action at Meetings.................................................           2
    Section 9.     Voting and Proxies.................................................           3

ARTICLE II.        DIRECTORS
    Section 1.     Number, Election, Tenure and Qualification.........................           3
    Section 2.     Enlargement........................................................           3
    Section 3.     Vacancies..........................................................           3
    Section 4.     Resignation and Removal............................................           3
    Section 5.     General Powers 3...................................................
    Section 6.     Chairman of the Board..............................................           4
    Section 7.     Place of Meetings..................................................           4
    Section 8.     Regular Meetings...................................................           4
    Section 9.     Special Meetings...................................................           4
    Section 10.    Quorum, Action at Meeting, Adjournment.............................           4
    Section 11.    Action by Consent..................................................           5
    Section 12.    Telephonic Meetings................................................           5
    Section 13.    Committees.........................................................           5
    Section 14.    Compensation.......................................................           5

ARTICLE III.       OFFICERS
    Section 1.     Enumeration........................................................           6
    Section 2.     Election...........................................................           6
    Section 3.     Tenure.............................................................           6
    Section 4.     President..........................................................           6
    Section 5.     Vice-Presidents....................................................           7
    Section 6.     Secretary..........................................................           7
    Section 7.     Assistant Secretaries..............................................           7
    Section 8.     Treasurer..........................................................           7
    Section 9.     Assistant Treasurer................................................           8
    Section 10.    Bond...............................................................           8

ARTICLE IV.        NOTICES
    Section 1.     Delivery...........................................................           8
    Section 2.     Waiver of Notice...................................................           8

ARTICLE V.         INDEMNIFICATION
    Section 1.     Third Party Actions................................................           9
    Section 2.     Derivative Actions.................................................           9
    Section 3.     Expenses...........................................................           9
    Section 4.     Authorization and Request for Indemnification......................           9
    Section 5.     Advance Payment of Expenses........................................          10
    Section 6.     Non-Exclusiveness..................................................          10
    Section 7.     Insurance..........................................................          10
    Section 8.     Constituent Corporations...........................................          10
    Section 9.     Additional Indemnification.........................................          11

ARTICLE VI.        CAPITAL STOCK
    Section 1.     Certificates of Stock..............................................          11
    Section 2.     Lost Certificates..................................................          11
    Section 3.     Transfer of Stock..................................................          11
    Section 4.     Record Date........................................................          12
    Section 5.     Registered Stockholders............................................          12

ARTICLE VII.       CERTAIN TRANSACTIONS
    Section 1.     Transactions with Interested Parties...............................          12
    Section 2.     Quorum.............................................................          13

ARTICLE VIII.      GENERAL PROVISIONS
    Section 1.     Dividends..........................................................          13
    Section 2.     Reserves...........................................................          13
    Section 3.     Checks.............................................................          13
    Section 4.     Fiscal Year........................................................          13
    Section 5.     Seal...............................................................          13

ARTICLE IX.        AMENDMENTS.........................................................          14

                                NETEGRITY, INC.
                                    BY-LAWS
                                   ARTICLE I
                            MEETINGS OF STOCKHOLDERS

    Section 1. PLACE OF MEETINGS. All meetings of the stockholders shall be held at such place within or without the State of Delaware as may be fixed from time to time by the Board of Directors or the chief executive officer, or if not so designated, at the registered office of the Corporation.

    Section 2. ANNUAL MEETING. Annual meetings of stockholders shall be held on or before the third Friday in September of each year if not a legal holiday, and if a legal holiday, then on the next secular day following, at 10:00 a.m., or at such other date and time as shall be designated from time to time by the Board of Directors or the chief executive officer, at which meeting the stockholders shall elect by a plurality vote a Board of Directors and shall transact such other businesses as may properly be brought before the meeting. If no annual meeting is held in accordance with the foregoing provisions, the Board of Directors shall cause the meeting to be held as soon thereafter as convenient, which meeting shall be designated a special meeting in lieu of annual meeting.

    Section 3. SPECIAL MEETINGS. Special meetings of the stockholders, for any purpose or purposes, may, unless otherwise prescribed by statute or by the Certificate of Incorporation, be called by the Board of Directors or the chief executive officer and shall be called by the chief executive officer or secretary at the request in writing of a majority of the Board of Directors, or at the request in writing of stockholders owning at least thirty percent (30%) amount of the entire capital stock of the Corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting. Business transacted at any special meeting shall be limited to matters relating to the purpose or purposes stated in the notice of meeting.

    Section 4. NOTICE OF MEETINGS. Except as otherwise provided by law, written notice of each meeting of stockholders, annual or special, stating the place, date and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be given not less than ten or more than sixty days before the date of the meeting, to each stockholder entitled to vote at such meeting.

    Section 5. VOTING LIST. The officer who has charge of the stock ledger of the Corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city or town where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

    Section 6. QUORUM. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business, except as otherwise provided by statute, the Certificate of Incorporation or these by-laws. Both abstentions and broker non-votes are to be counted as present for the purpose of determining the existence of a quorum for the transaction of business at any meeting. However, for purposes of determining the number of shares voting on a particular proposal, abstentions and broker non-votes are not to be counted as votes cast or shares voting. Where a separate vote by a class or classes is expressly required by law or the Certificate of Incorporation of the Corporation, a majority of the outstanding shares of such class or classes, present in person or represented by proxy, shall constitute a quorum entitled to take action with respect to that vote on that matter.

    Section 7. ADJOURNMENTS. Any meeting of stockholders may be adjourned from time to time to any other time and to any other place at which a meeting of stockholders may be held under these by-laws, which time and place shall be announced at the meeting, by a majority of the stockholders present in person or represented by proxy at the meeting and entitled to vote, though less than a quorum, or, if no stockholder is present or represented by proxy, by any officer entitled to preside at or to act as secretary of such meeting, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the original meeting. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

    Section 8. ACTION AT MEETINGS. When a quorum is present at any meeting, the vote of the holders of a majority of the shares voting in person or represented by proxy and entitled to vote on the matter (or where a separate vote by a class or classes is expressly required by law or the Certificate of Incorporation of the Corporation, the vote of the majority of shares of such class or classes present in person or represented by proxy at the meeting) shall decide any matter (other than the election of Directors) brought before such meeting, unless the matter is one upon which by express provision of law, the Certificate of Incorporation or these by-laws, a different vote is required, in which case such express provision shall govern and control the decision of such matter. For purposes of determining the number of shares voting on a particular proposal, abstentions and broker non-votes are not to be counted as votes cast or shares voting. Directors shall be elected by a plurality of the votes of the shares present in person or represented by proxy at the meeting and entitled to vote on the election of Directors.

    Section 9. VOTING AND PROXIES. Unless otherwise provided in the Certificate of Incorporation, each stockholder shall at every meeting of the stockholders be entitled to one vote for each share of capital stock having voting power held of record by such stockholder. Each stockholder entitled to vote at a meeting of stockholders, or to express consent or dissent to corporate action in writing without a meeting, may authorize another person or persons to act for him by proxy, but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period.

                                   ARTICLE II
                                   DIRECTORS

    Section 1. NUMBER, ELECTION, TENURE AND QUALIFICATION. The number of Directors which shall constitute the whole board shall be not less than one. Within such limit, the number of Directors shall be determined by resolution of the Board of Directors or by the stockholders at the annual meeting or at any special meeting of stockholders. The Directors shall be elected at the annual meeting or at any special meeting of the stockholders, except as provided in
Section 3 of this Article, and each Director elected shall hold office until his successor is elected and qualified, unless sooner displaced. Directors need not be stockholders.

    Section 2. ENLARGEMENT. The number of the Board of Directors may be increased at any time by vote of a majority of the Directors then in office.

    Section 3. VACANCIES. Vacancies and newly created directorships resulting from any increase in the authorized number of Directors may be filled by a majority of the Directors then in office, though less than a quorum, or by a sole remaining Director, and the Directors so chosen shall hold office until the next annual election and until their successors are duly elected and shall qualify, unless sooner displaced. If there are no Directors in office, then an election of Directors may be held in the manner provided by statute. In the event of a vacancy in the Board of Directors, the remaining Directors, except as otherwise provided by law or these by-laws, may exercise the powers of the full board until the vacancy is filled.

    Section 4. RESIGNATION AND REMOVAL. Any Director may resign at any time upon written notice to the Corporation at its principal place of business or to the chief executive officer or secretary. Such resignation shall be effective upon receipt unless it is specified to be effective at some other time or upon the happening of some other event. Any Director or the entire Board of Directors may be removed, with or without cause, by the holders of a majority of the shares then entitled to vote at an election of Directors, unless otherwise specified by law or the Certificate of Incorporation.

    Section 5. GENERAL POWERS. The business and affairs of the Corporation shall be managed by its Board of Directors, which may exercise all powers of the Corporation and do all such lawful acts and things as are not by statute or by the Certificate of Incorporation or by these by-laws directed or required to be exercised or done by the stockholders.

    Section 6. CHAIRMAN OF THE BOARD. If the Board of Directors appoints a chairman of the board, he shall, when present, preside at all meetings of the stockholders and the Board of Directors. He shall perform such duties and possess such powers as are customarily vested in the office of the chairman of the board or as may be vested in him by the Board of Directors.

    Section 7. PLACE OF MEETINGS. The Board of Directors may hold meetings, both regular and special, either within or without the State of Delaware.

    Section 8. REGULAR MEETINGS. Regular meetings of the Board of Directors may be held without notice at such time and at such place as shall from time to time be determined by the board; provided that any Director who is absent when such a determination is made shall be given prompt notice of such determination. A regular meeting of the Board of Directors may be held without notice immediately after and at the same place as the annual meeting of stockholders.

    Section 9. SPECIAL MEETINGS. Special meetings of the board may be called by the chief executive officer, secretary, or on the written request of two or more Directors, or by one Director in the event that there is only one Director in office. Two days' notice to each Director, either personally or by telegram, cable, telecopy, commercial delivery service, telex or similar means sent to his business or home address, or three days' notice by written notice deposited in the mail, shall be given to each Director by the secretary or by the officer or one of the Directors calling the meeting. A notice or waiver of notice of a meeting of the Board of Directors need not specify the purposes of the meeting.

    Section 10. QUORUM, ACTION AT MEETING, ADJOURNMENTS. At all meetings of the board a majority of Directors then in-office, but in no event less than one third of the entire board, shall constitute a quorum for the transaction of business and the act of a majority of the Directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by law or by the Certificate of Incorporation. For purposes of this section, the term "entire board" shall mean the number of Directors last fixed by the stockholders or Directors, as the case may be, in accordance with law and these by-laws; provided, however, that if less than all the number so fixed of Directors were elected, the "entire board" shall mean the greatest number of Directors so elected to hold office at any one time pursuant to such authorization. If a quorum shall not be present at any meeting of the Board of Directors, a majority of the Directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

    Section 11. ACTION BY CONSENT. Unless otherwise restricted by the Certificate of Incorporation or these by-laws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if all members of the board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the board or committee.

    Section 12. TELEPHONIC MEETINGS. Unless otherwise restricted by the Certificate of Incorporation or these by-laws, members of the Board of Directors or of any committee thereof may participate in a meeting of the Board of Directors or of any committee, as the case may be, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation in a meeting shall constitute presence in person at the meeting.

    Section 13. COMMITTEES. The Board of Directors may, by resolution passed by a majority of the whole board, designate one or more committees, each committee to consist of one or more of the Directors of the Corporation. The board may designate one or more Directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. Any such committee, to the extent provided in the resolution of the Board of Directors, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the Certificate of Incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the Corporation's property and assets, recommending to the stockholders a dissolution of the Corporation or a revocation of a dissolution, or amending the by-laws of the Corporation; and, unless the resolution designating such committee or the Certificate of Incorporation expressly so provide, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the Board of Directors. Each committee shall keep regular minutes of its meetings and make such reports to the Board of Directors as the Board of Directors may request. Except as the Board of Directors may otherwise determine, any committee may make rules for the conduct of its business, but unless otherwise provided by the Directors or in such rules, its business shall be conducted as nearly as possible in the same manner as is provided in these by-laws for the conduct of its business by the Board of Directors.

    Section 14. COMPENSATION. Unless otherwise restricted by the Certificate of Incorporation or these by-laws, the Board of Directors shall have the authority to fix from time to time the compensation of Directors. The Directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors and the performance of their responsibilities as Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors and/or a stated salary as Director. No such payment shall preclude any Director from serving the Corporation or its parent or subsidiary corporations in any other capacity and receiving compensation therefore. The Board of Directors may also allow compensation for members of special or standing committees for service on such committees.

                                  ARTICLE III
                                    OFFICERS

    Section 1. ENUMERATION. The officers of the Corporation shall be chosen by the Board of Directors and shall be a president, a secretary and a treasurer and such other officers with such titles, terms of office and duties as the Board of Directors may from time to time determine, including a chairman of the board, one or more vice-presidents, and one or more assistant secretaries and assistant treasurers. If authorized by resolution of the Board of Directors, the chief executive officer may be empowered to appoint from time to time assistant secretaries and assistant treasurers. Any number of offices may be held by the same person, unless the Certificate of Incorporation or these by-laws otherwise provide.

    Section 2. ELECTION. The Board of Directors at its first meeting after each annual meeting of stockholders shall choose a president, a secretary and a treasurer. Other officers may be appointed by the Board of Directors at such meeting, at any other meeting, or by written consent.

    Section 3. TENURE. The officers of the Corporation shall hold office until their successors are chosen and qualify, unless a different term is specified in the vote choosing or appointing him, or until his earlier death, resignation or removal. Any officer elected or appointed by the Board of Directors or by the chief executive officer may be removed at any time by the affirmative vote of a majority of the Board of Directors or a committee duly authorized to do so, except that any officer appointed by the chief executive officer may also be removed at any time by the chief executive officer. Any vacancy occurring in any office of the Corporation may be filled by the Board of Directors, at its discretion. Any officer may resign by delivering his written resignation to the Corporation at its principal place of business or to the chief executive officer or the secretary. Such resignation shall be effective upon receipt unless it is specified to be effective at some other time or upon the happening of some other event.

    Section 4. PRESIDENT. The president shall be the chief operating officer of the Corporation. He shall also be the chief executive officer unless the Board of Directors otherwise provides. The president shall, unless the Board of Directors provides otherwise in a specific instance or generally, preside at all meetings of the stockholders and the Board of Directors, have general and active management of the business of the Corporation and see that all orders and resolutions of the Board of Directors are carried into effect. The president shall execute bonds, mortgages, and other contracts requiring a seal, under the seal of the Corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent of the Corporation.

    Section 5. VICE-PRESIDENTS. In the absence of the president or in the event of his inability or refusal to act, the vice-president, or if there be more than one vice-president, the vice-presidents in the order designated by the Board of Directors or the chief executive officer (or in the absence of any designation, then in the order determined by their tenure in office) shall perform the duties of the president, and when so acting, shall have all the powers of and be subject to all the restrictions upon the president. The vice-presidents shall perform such other duties and have such other powers as the Board of Directors or the chief executive officer may from time to time prescribe.

    Section 6. SECRETARY. The secretary shall have such powers and perform such duties as are incident to the office of secretary. He shall maintain a stock ledger and prepare lists of stockholders and their addresses as required and shall be the custodian of corporate records. The secretary shall attend all meetings of the Board of Directors and all meetings of the stockholders and record all the proceedings of the meetings of the Corporation and of the Board of Directors in a book to be kept for that purpose and shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors, and shall perform such other duties as may be from time to time prescribed by the Board of Directors or chief executive officer, under whose supervision he shall be. He shall have custody of the corporate seal of the Corporation and he, or an assistant secretary, shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by his signature or by the signature of such assistant secretary. The Board of Directors may give general authority to any other officer to affix the seal of the Corporation and to attest the affixing by his signature.

    Section 7. ASSISTANT SECRETARIES. The assistant secretary, or if there be more than one, the assistant secretaries in the order determined by the Board of Directors, the chief executive officer or the secretary (or if there be no such determination, then in the order determined by their tenure in office), shall, in the absence of the secretary or in the event of his inability or refusal to act, perform the duties and exercise the powers of the secretary and shall perform such other duties and have such other powers as the Board of Directors, the chief executive officer or the secretary may from time to time prescribe. In the absence of the secretary or any assistant secretary at any meeting of stockholders or Directors, the person presiding at the-meeting shall designate a temporary or acting secretary to keep a record of the meeting.

    Section 8. TREASURER. The treasurer shall perform such duties and shall have such powers as may be assigned to him by the Board of Directors or the chief executive officer. In addition, the treasurer shall perform such duties and have such powers as are incident to the office of treasurer. The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors. He shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the chief executive officer and the Board of Directors, when the chief executive officer or Board of Directors so requires, an account of all his transactions as treasurer and of the financial condition of the Corporation.

    Section 9. ASSISTANT TREASURERS. The assistant treasurer, or if there shall be more than one, the assistant treasurers in the order determined by the Board of Directors, the chief executive officer or the treasurer (or if there be no such determination, then in the order determined by their tenure in office), shall, in the absence of the treasurer or in the event of his inability or refusal to act, perform the duties and exercise the powers of the treasurer and shall perform such other duties and have such other powers as the Board of Directors, the chief executive officer or the treasurer may from time to time prescribe.

    Section 10. BOND. If required by the Board of Directors, any officer shall give the Corporation a bond in such sum and with such surety or sureties and upon such terms and conditions as shall be satisfactory to the Board of Directors, including without limitation a bond for the faithful performance of the duties of his office and for the restoration to the Corporation of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control and belonging to the Corporation.

                                   ARTICLE IV
                                    NOTICES

    Section 1. DELIVERY. Whenever, under the provisions of law, or of the Certificate of Incorporation or these by-laws, written notice is required to be given to any Director or stockholder, such notice may be given by mail, addressed to such Director or stockholder, at his address as it appears on the records of the Corporation, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Unless written notice by mail is required by law, written notice may also be given by telegram, cable, telecopy, commercial delivery service, telex or similar means, addressed to such Director or stockholder at his address as it appears on the records of the Corporation, in which case such notice shall be deemed to be given when delivered into the control of the persons charged with effecting such transmission, the transmission charge to be paid by the Corporation or the person sending such notice and not by the addressee. Oral notice or other in-hand delivery (in person or by telephone) shall be deemed given at the time it is actually given.

    Section 2. WAIVER OF NOTICE. Whenever any notice is required to be given under the provisions of law or of the Certificate of Incorporation or of these by-laws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                                   ARTICLE V
                                INDEMNIFICATION

    Section 1. THIRD PARTY ACTIONS. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Corporation) by reason of the fact that he is or was a Director, officer, employee or agent of the

Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise (each an "Indemnitee"), against expenses (including attorney's fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding.

    Section 2. DERIVATIVE ACTIONS. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a Director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit.

    Section 3. EXPENSES. To the extent that a Director, officer, employee or agent of the Corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in Sections 1 and 2, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

    Section 4.  AUTHORIZATION AND REQUEST FOR INDEMNIFICATION.

    (a) Any indemnification requested by the Indemnitee under Section 1 hereof shall be made no later than ten (10) days after receipt of the written request of the Indemnitee, unless it shall have been adjudicated by a court of final determination that the Indemnitee did not act in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

    (b) Any indemnification requested by the Indemnitee under Section 2 hereof shall be made no later than ten (10) days after receipt of the written request of the Indemnitee, unless it shall have been adjudicated by a court of final determination that the Indemnitee did not act in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Corporation, the Indemnitee shall have been finally adjudged to be liable to the Company by a court of competent jurisdiction due to willful misconduct of a culpable nature in the performance of the Indemnitee's duty to the Corporation unless and only to the extent that any court in which such proceeding was brought shall determine upon application that despite the adjudication of liability, but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses as such court shall deem proper.

    Section 5. ADVANCE PAYMENT OF EXPENSES. Subject to Section 4 above, the Corporation shall advance all expenses incurred by the Indemnitee in connection with the investigation, defense, settlement or appeal of any proceeding to which the Indemnitee is a party or is threatened to be made a party by reason of the fact that the Indemnitee is or was an agent of the Corporation. The Indemnitee hereby undertakes to repay such amounts advanced only if, and to the extent that, it shall ultimately be determined that the Indemnitee is not entitled to be indemnified by the Corporation. The advances to be made hereunder shall be paid by the Corporation to or on behalf of the Indemnitee within 30 days following delivery of a written request therefor by the Indemnitee to the Corporation.

    Section 6. NON-EXCLUSIVENESS. The indemnification provided by this Article V shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any by-law, agreement, vote of stockholders or disinterested Directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a Director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

    Section 7. INSURANCE. The Corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a Director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article V.

    Section 8. CONSTITUENT CORPORATIONS. The Corporation shall have power to indemnify any person who is or was a director, officer, employee or agent of a constituent corporation absorbed in a consolidation or merger with this Corporation or is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, in the same manner as hereinabove provided for any person who is or was a Director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise.

    Section 9. ADDITIONAL INDEMNIFICATION. In addition to the foregoing provisions of this Article V, the Corporation shall have the power, to the full extent provided by law, to indemnify any person for any act or omission of such person against all loss, cost, damage and expense (including attorney's fees) if such person is determined (in the manner prescribed in Section 4 hereof) to have acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interest of the Corporation.

                                   ARTICLE VI
                                 CAPITAL STOCK

    Section 1. CERTIFICATES OF STOCK. Every holder of stock in the Corporation shall be entitled to have a certificate, signed by, or in the name of the Corporation by, the chairman or vice-chairman of the Board of Directors, or the president or a vice-president and the treasurer or an assistant treasurer, or the secretary or an assistant secretary of the Corporation, certifying the number of shares owned by him in the Corporation. Any or all of the signatures on the certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue. Certificates may be issued for partly paid shares and in such case upon the face or back of the certificates issued to represent any such partly paid shares, the total amount of the consideration to be paid therefor, and the amount paid thereon shall be specified.

    Section 2. LOST CERTIFICATES. The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the Corporation alleged to have been lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his legal representative, to give reasonable evidence of such loss, theft or destruction, to advertise the same in such manner as it shall require and/or to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost, stolen or destroyed or the issuance of such new certificate.

    Section 3. TRANSFER OF STOCK. Upon surrender to the Corporation or the transfer agent of the Corporation of a certificate for shares, duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, and proper evidence of compliance with other conditions to rightful transfer, it shall be the duty of the Corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

    Section 4. RECORD DATE. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, the Board of Directors may fix a record date, which shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which shall not be more than sixty days nor less then ten days before the date of such meeting. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting. If no record date is fixed, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day before the day on which notice is given, or, if notice is waived, at the close of business on the day before the day on which the meeting is held. In order that the Corporation may determine the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the stockholders entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix a record date, which shall not precede the date upon which the resolution fixing the record date is adopted, and which shall be not more than sixty days prior to such action. If no record date is fixed, the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating to such purpose.

    Section 5. REGISTERED STOCKHOLDERS. The Corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Delaware.

                                  ARTICLE VII
                              CERTAIN TRANSACTIONS

    Section 1. TRANSACTIONS WITH INTERESTED PARTIES. No contract or transaction between the Corporation and one or more of its Directors or officers, or between the Corporation and any other Corporation, partnership, association, or other organization in which one or more of its Directors or officers are Directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the Director or officer is present at or participates in the meeting of the board or committee thereof which authorizes the contract or transaction or solely because his or their votes are counted for such purpose, if:

        (a) The material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the board or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested Directors, even though the disinterested Directors be less than a quorum; or

        (b) The material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

        (c) The contract or transaction is fair as to the Corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee thereof, or the stockholders.

    Section 2. QUORUM. Common or interested Directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

                                  ARTICLE VIII
                               GENERAL PROVISIONS

    Section 1. DIVIDENDS. Dividends upon the capital stock of the Corporation, if any, may be declared by the Board of Directors at any regular or special meeting or by written consent, pursuant to law.

Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the Certificate of Incorporation.

    Section 2. RESERVES. The Directors may set apart out of any funds of the Corporation available for dividends a reserve or reserves for any proper purpose and may abolish any such reserve.

    Section 3. CHECKS. All checks or demands for money and notes of the Corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate.

    Section 4. FISCAL YEAR. The fiscal year of the Corporation shall be fixed by resolution of the Board of Directors.

    Section 5. SEAL. The Board of Directors may, by resolution, adopt a corporate seal. The corporate seal shall have inscribed thereon the name of the Corporation, the year of its organization and the word "Delaware". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise. The seal may be altered from time to time by the Board of Directors.

                                   ARTICLE IX
                                   AMENDMENTS

    These by-laws may be altered, amended or repealed or new by-laws may be adopted by the stockholders or by the Board of Directors, when such power is conferred upon the Board of Directors by the Certificate of Incorporation, at any regular meeting of the stockholders or of the Board of Directors or at any special meeting of the stockholders or of the Board of Directors provided, however, that in the case of a regular or special meeting of stockholders, notice of such alteration, amendment, repeal or adoption of new by-laws be contained in the notice of such meeting.

    In the event of any conflict of any provision of these by-laws and the Corporation's Certificate of Incorporation, as amended from time to time, and including any certificate of designation filed with respect to the Corporation's preferred stock, the provisions of such instruments shall in all events supersede, govern and control the provisions of these by-laws.

                                                                   EXHIBIT 11.01

                                NETEGRITY, INC.

                       COMPUTATION OF EARNINGS PER SHARE

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                      1998             1997             1996
                                                                 (TWELVE MONTHS)  (TWELVE MONTHS)   (NINE MONTHS)
                                                                 ---------------  ---------------  ---------------
BASIC:

Average Common shares outstanding..............................         9,362            9,279            8,944
Net (loss) income..............................................     $  (5,229)       $  (5,252)       $   4,000
Per share amount...............................................     $   (0.56)       $   (0.57)       $    0.45

DILUTED:

Average Common shares outstanding..............................         9,362            9,279            8,944
Net effect of dilutive stock options and warrants based on
  treasury stock method........................................            --               --               --
                                                                      -------          -------           ------
      Total....................................................         9,362            9,279            8,944
                                                                      -------          -------           ------
Net (loss) income..............................................     $  (5,229)       $  (5,252)       $   4,000
Per share amount...............................................     $   (0.56)       $   (0.57)       $    0.45

                                                                   EXHIBIT 22.01

                                NETEGRITY, INC.

                         SUBSIDIARIES OF THE REGISTRANT

    The Company does not own any subsidiaries in whole or in part.

                                                                   Exhibit 24.01

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We consent to the incorporation by reference in the registration statements of Netegrity, Inc. on Form S-8 (File Nos. 333-44893, 333-44895, 333-58759) of
our report dated February 8, 1999, on our audits of the consolidated financial statements and financial statement schedules of Netegrity, Inc. as of December 31, 1998 and 1997, and for the years ended December 31, 1998 and 1997 and the nine-month transition period ended December 31, 1996, which report is included in this Annual Report on Form 10-K.

                                                      PricewaterhouseCoopers LLP

Boston, Massachusetts
February 8, 1999