Form 10-Q
period 1999-03-31
NETEGRITY INC
filed 1999-05-13
CIK 840824

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
                  ------------------

                      FORM 10-Q
                  ------------------


    XX Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended March 31, 1999, or

        Transition report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934, For the transition
        period from   -------  to -------


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

                     --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days  XX Yes       No


As of May 11, 1999 there were 10,305,888 shares of Common Stock outstanding.

                           FORM 10-Q

                        QUARTERLY REPORT

                        ----------------

                       TABLE OF CONTENTS


 Facing Sheet. . . . . . . . . . . . . . . . .. . . . . . . . 1

Table of Contents  . . . . . . . . . . . . . .. . . . . . . . 2


PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements
          Consolidated Balance Sheets  . .. . . . . . . . . . 3
          Consolidated Statements of Operations . . . . . . . 5
          Consolidated Statements of Cash Flows . . . . . . . 6
          Notes to Consolidated Financial Statements. . . . . 8

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

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . .15


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . .16

Exhibit 11 - Computation of earnings per share. . . . . . . .17

                 PART I. - FINANCIAL INFORMATION

                        NETEGRITY, INC.
                  CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED)

                             ASSETS


                                          March 31,  December 31,
                                            1999        1998
                                          ---------  ------------

CURRENT ASSETS:

Cash and cash equivalent                  $4,942,514  $1,174,625
Accounts receivable-trade, net of
  allowance for doubtful accounts
  of $238,563 and $247,063 March 31,
  1999 and December 31, 1998,
  respectively                             1,787,618   1,746,645

Other current assets                         329,953     354,937
                                           ---------   ---------

TOTAL CURRENT ASSETS                       7,060,085   3,276,207
                                           ---------   ---------

EQUIPMENT AND LEASEHOLD
  IMPROVEMENTS, NET                          765,365     736,341

CAPITALIZED SOFTWARE COSTS                    93,798     175,629

Other Assets                                  48,629      37,114
                                           ---------   ---------

TOTAL ASSETS                              $7,967,877  $4,225,291
                                          ==========   =========



The accompanying notes are an integral part of the financial statements.

                        NETEGRITY, INC.
                  CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED)

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                        March 31,    December 31,
                                          1999           1998
                                        ---------    -----------

CURRENT LIABILITIES:

Accounts payable-trade                 $ 1,227,089    $   897,734
Other accrued expenses                   2,119,022      1,990,759
Accrued compensation                       414,475        341,015

TOTAL CURRENT LIABILITIES                3,760,586      3,229,508

COMMITMENTS AND CONTINGENCIES                  ---            ---
                                        ----------     ----------

TOTAL LIABILITIES                        3,760,586      3,229,508
                                        ----------     ----------
STOCKHOLDERS' EQUITY:
Series D Preferred Stock, $.01 par
  value 3,333,333 shares authorized
  and outstanding as of
  March 31, 1999                            33,333        33,333
Common stock, voting, $.01 par value,
  authorized 25,000,000 shares:
  10,298,948 shares issued and
  10,273,847 shares outstanding at
  March 31, 1999; 9,425,446 shares
  issued and 9,400,345 shares
  outstanding at December 31, 1998         102,738        94,254
Additional paid-in capital              20,418,820    15,780,049
Cumulative deficit                     (16,063,943)  (14,628,196)
Loan to officer                           (200,000)     (200,000)
                                        ----------    ----------
                                         4,290,948     1,079,440

Less - Treasury Stock, at cost:
  25,101 shares                            (83,657)      (83,657)

TOTAL STOCKHOLDERS' EQUITY               4,207,291       995,783

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $ 7,967,877   $ 4,225,291
                                        ==========    ==========

The accompanying notes are an integral part of the financial statements.

                         NETEGRITY, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                       For the three months ended
                                                March 31,
                                           1999           1998
                                       --------------------------

Net revenues                             $2,060,034   $  809,821
Cost of revenues                            714,971      509,418
                                          ---------    ---------
Gross profit                              1,345,063      300,403

Selling, general and
  administrative expenses                 2,101,119    1,385,048
Research and development costs              699,399      420,856
                                          ---------    ---------
Loss from operations                     (1,455,455)  (1,505,501)

Interest income                              19,708       31,970
                                          ---------    ---------
Net loss                                $(1,435,747) $(1,473,531)
                                          =========    =========

Basic and diluted loss per share             $(0.14)      $(0.16)

Weighted average shares
  outstanding (basic & diluted)           9,910,140    9,284,036


The accompanying notes are an integral part of the financial statements.

                         NETEGRITY, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                       For the three months ended
                                                March 31,
                                           1999           1998
                                        -------------------------
OPERATING ACTIVITIES

Net income (loss)                      $(1,435,747)  $(1,473,531)

Adjustments to reconcile income
  (loss) to net cash provided by
  (used for) operating activities:
Depreciation and amortization               75,923        40,663
Provision for doubtful accounts
  receivable                                (8,500)       (5,990)

Change in operating assets and
  liabilities:
Accounts receivable                        (32,473)      186,006
Other current assets                        24,984         3,470
Accounts payable                           329,355      (429,300)
Other accrued expenses                     201,723        94,647
Other assets                               (11,515)       64,840
                                         ---------     ---------
Total adjustments                          579,497       (45,664)

Net cash used for continuing
  operating activities                    (856,250)   (1,519,195)

Net cash used for operating
  activities                            $ (856,250)  $(1,519,195)
                                         ---------     ---------

The accompanying notes are an integral part of the financial statements.

                         NETEGRITY, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
                           (Unaudited)

                                       For the three months ended
                                                March 31,
                                           1999           1998
                                       --------------------------

INVESTING  ACTIVITIES:
Capitalized software costs               $   81,832   $   16,517
Capital expenditures for equipment
  and leasehold improvements               (104,947)     (68,349)
Net cash used for investing               ---------    ---------
  activities                                (23,115)     (51,832)
                                          ---------    ---------
FINANCING  ACTIVITIES:
Net proceeds from issuance of
  preferred stock                               ---    2,450,001
Net proceeds from issuance of
  common stock                            4,647,254        9,590
Principal payments under
  capital leases                                ---       (2,580)
                                          ---------    ---------
Net cash provided by (used for)
  financing activities                    4,647,254    2,457,011
                                          ---------    ---------
Effect of exchange rate changes
  on cash                                       ---         ---

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                    3,767,889      885,984

Cash and cash equivalents at
  beginning of period                     1,174,625    2,133,586
                                          ---------    ---------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                          $4,942,514   $3,019,570
                                          =========    =========
Supplemental Disclosures of Cash
  Flow Information:
Interest paid                            $      ---   $      599
                                          =========    =========


The accompanying notes are an integral part of the financial statements.

                         NETEGRITY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      NOTE 1 - The unaudited financial information furnished herein reflects all adjustments which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the Company's financial position, cash flows and the results of its operations for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 1998, included in Form 10-K filed on March 31, 1999.

      NOTE 2 - The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1999.

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


      NOTE 6 - On February 8, 1999, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with an institutional investor, the Pequot Entities and the parties named therein. Pursuant to the terms of the Stock Purchase Agreement, the Company sold 795,651 shares of Common Stock at $5.75 per share and subsequently filed a registration statement on Form S-3.

      NOTE 7 - Year 2000 Compliance Disclosure: The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. This could result in a system failure or miscalculations if a computer program recognizes a date of "00" as the year
1900 instead of 2000. If not corrected, many computer systems could fail or create erroneous results in 2000. The following disclosure is as required by SEC Release No. 33-7558.

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

      NOTE 8 - Certain 1998 information has been reclassified to conform with 1999 financial statement presentation. Such reclassifications have no impact on the results of operations in 1998.

                        NETEGRITY, INC.




ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


     The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In that context, the discussion in this Item contains forward-looking statements which involve certain degrees of risk and uncertainties, including statements relating to liquidity and capital resources. Except for the historical information contained herein, the matters discussed in this section are such forward-looking statements that involve risks and uncertainties, including:

-- The development of a market for our products is uncertain;
-- Our performance depends on our ability to obtain follow-on sales;
-- Our success depends on our ability to expand our sales force and distribution channels;
-- Our quarterly results may fluctuate;
-- We may not be profitable in the future;
-- We face significant competition from other technology companies;
-- Our success depends on our ability to sustain current revenues relating to the Firewall reseller business;
-- We may have difficulty managing our growth;
-- We must hire and retain skilled personnel in a tight labor market;
-- We are dependent on key personnel;
-- Our success depends on our ability to protect our proprietary rights;
-- Other companies may claim that we infringe their proprietary technology;
-- Our business could be adversely affected if our products contain errors;
-- We may be subject to risks associated with future acquisitions;
-- Our future success will depend on our ability to enhance existing products and Develop new products;
-- Volatility of stock price;
-- We may be adversely impacted by year 2000 issues;

     For further detail on the above risks and uncertainties, refer to the Company's registration statement on Form S-3 filed with the SEC on April 8, 1999 (SEC File No. 333-75909).

     Netegrity, Inc. ("Netegrity" or the "Company") designs, develops, markets and supports software for controlling user access to electronic commerce (e-commerce) applications. Netegrity also offers a full range of professional services to integrate, implement and support its software product offering. Netegrity's customers are Fortune 2000 companies and smaller organizations whose business model is built on intensive Internet use. These companies are using electronic commerce as a means to interact with their customers, suppliers, partners and employees. Typical industries include the financial services, high tech, manufacturing, telecommunications and insurance industries, as well as academia and the government. Netegrity's dedicated focus on intranet and extranet security helps customers design electronic business applications that allows them to securely exchange mission- critical information.

     The Company's revenues were generated by the sale of security management and access control products and integration and support services to companies doing business on the Internet and internal networks(intranets). The Company plans to continue to enhance product features to meet its customers' needs in deploying large-scale and complex transaction-based intranets and extranets for conducting electronic business. The Company plans to continue to adopt the latest industry standards and new technologies allowing for the deployment of secure applications for the Web. There can be no assurance that the Company will be able to develop new products or that such products will achieve market acceptance, or, if market acceptance is achieved, that the Company will be able to maintain such acceptance for a significant period of time.

RESULTS OF OPERATIONS

     The following information should be read in conjunction with the consolidated financial statements and notes thereto:

                                               Period to Period %
                                              Increase/(Decrease)
                           % to Net Revenue   Three Months Ended
For the three months                                March 31,
ended March 31,              1999    1998        1999 vs. 1998
                           ----------------    ------------------

Net Revenues:
  Product sales              100%    100%             154%

Gross Margins:
  Product sales               65%     37%             348%

Selling, general and
  administrative expenses    102%    171%              52%

Research and development
  costs                       34%     52%              66%
  (Loss) from operations     (70%)  (186%)             (3%)


REVENUES: Net revenues for the first quarter ended March 31, 1999 increased by $1,250,213, or 154%, to $2,060,034 from $809,821 for the quarter ended March 31, 1998. SiteMinder-related revenue increased by $1,183,122, or 695%, to $1,353,245 in first quarter of fiscal 1999 from $170,123 in the first quarter of 1998. Revenue from the Company's firewall-related business increased by $67,092, or 10%, to 706,789 in the first quarter of 1999 from $639,697 in the first quarter of 1998.

GROSS PROFIT: Total Gross Profit dollars for the first quarter ended March 31, 1999 increased by $1,044,660, or 348%, to $1,345,063 from $300,403 for the quarter ended March 31, 1998. This increase is due to the higher gross margins relating to increased revenue on the Company's proprietary SiteMinder product and maintenance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the first quarter ended March 31, 1999 increased by $716,071 or 52%, to $2,101,119 from $1,385,048 for the quarter ended March 31, 1998. This increase is primarily a result of the Company continuing to build its sales and marketing infrastructure to support planned growth in sales of its SiteMinder product and services.

RESEARCH AND DEVELOPMENT COSTS: Research and Development costs (net of capitalized software) for the first quarter ended March 31, 1999 increased by $278,543, or 66% to $699,399 as compared to $420,856 for the quarter ended March 31, 1998. The Company continues to develop and enhance its product line to address the evolving needs of customers deploying large-scale and transaction-based e-commerce applications for conducting business. Certain research and development expenditures are incurred substantially in advance of the related revenue, and in some cases, do not generate revenue.

INTEREST INCOME: Net interest income for the first quarter ended
March 31, 1999 decreased by $12,262, or 38%, to $19,708 from
$31,970 for the same period last year. This decrease is mainly attributable to a lower average cash balance.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands, except ratios)

                                          March 31,  December 31,
Financial Condition as of                   1999        1998
-------------------------                 ----------------------

Cash and cash equivalents                  $4,943       $1,175
Working capital                             3,299           47
Current ratio                                1.88         1.01

Cash Flow Activity Summary for            March 31,    March 31,
the Three Months Ended                      1999         1998
------------------------------            ----------------------

Net cash used for operating
  activities                                $(856)     $(1,519)
Net cash used for investing activities        (23)         (52)
Net cash provided by (used for)
   financing activities                     4,647        2,457


      The Company's net cash balance increased by $3,767,889, or 321%, to $4,942,514 at March 31, 1999 from $1,174,625 at December
31, 1998. This increase was attributable to proceeds from a common stock offering entered into with an institutional investor and the Pequot Entities on February 8, 1999 (see Note 6), offset by expenditures related to building its sales, marketing, and development infrastructure for its SiteMinder product business.

      Accounts receivable-trade (net of allowance for doubtful accounts) increased 2% to $1,787,618 at March 31, 1999 from $1,746,645 at December 31, 1998. This increase resulted from the corresponding increase in net revenues discussed above.

      Working capital increased by $3,252,800, or 6,965%, to $3,299,499 at March 31, 1999 from $46,699 at December 31, 1998.
This increase was primarily attributable to proceeds from a preferred stock offering entered into with the an institutional investor and the Pequot Entities on February 8, 1999 (see Note
6), offset by expenditures related to building its sales, marketing, and development infrastructure for its SiteMinder product business.

      On February 8, 1999, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with an institutional investor, the Pequot Entities and the parties named therein. Pursuant to the terms of the Stock Purchase Agreement, the Company sold 795,651 shares of Common Stock at $5.75 per share for a total of $4,574,993.25.

      The Company anticipates that its existing cash resources and anticipated cash flow from operations will be sufficient to fund its current operations through the Company's fiscal year ending December 31, 1999.

                   PART II. - OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS

      There have been no significant changes to the Company's outstanding litigation since the filing of the Company's Form
10-K for the twelve months ended December 31, 1998.



ITEM 2.  CHANGES IN SECURITIES

      On February 8, 1999, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with an institutional investor, the Pequot Entities, and the parties named therein. Pursuant to the terms of the Stock Purchase Agreement, the Company sold 795,651 shares of Common Stock at $5.75 per share. The Company filed a registration statement on Form S-3 on April 8, 1999.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended March 31, 1999.



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



                                   NETEGRITY, INC.


Date:  May 13, 1999                By:/s/ Barry N. Bycoff
                                      Barry N. Bycoff
                                      President and Chief
                                      Executive Officer
                                      (Principal Executive
                                      Officer)



Date:  May 13, 1999                By:/s/ James E. Hayden
                                      James E. Hayden
                                      Vice President,
                                      Finance and Administration,
                                      and Chief Financial Officer
                                      (Principal Financial and
                                      Chief Accounting Officer)

                                                 EXHIBIT 11.00



                        NETEGRITY, INC.

               COMPUTATION OF EARNINGS PER SHARE

                          (UNAUDITED)

             (In thousands, except per share data)



                                              Three months ended
                                                   March 31,
                                                1999      1998
                                              ------------------

BASIC:

Average Common shares outstanding              9,910       9,284

Net loss                                     $(1,436)    $(1,474)

Per share amount                              $(0.14)     $(0.16)


DILUTED:

Average Common shares outstanding              9,910       9,284

Net effect of dilutive stock
  options and warrants based on
  treasury stock method                          ---         ---

Total                                          9,910       9,284

Net loss                                     $(1,436)    $(1,474)

Per share amount                              $(0.14)     $(0.16)