Form 10-K/A
period 1998-12-31
NETEGRITY INC
filed 1999-07-06
CIK 840824

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1998
                         Commission file number 1-10139

                                 NETEGRITY, INC.
             (Exact name of registrant as specified in its charter)


       DELAWARE                   245 WINTER STREET           04-2911320
(State or other jurisdiction   WALTHAM, MASSACHUSETTS 02451   (I.R.S. Employer
  of incorporation or        (Address of principal executive   Identification
      organization}           offices, including Zip Code)     Number)

                                 (781) 890-1700
              (Registrant's telephone number, including area code)
        Securities registered pursuant to Section 12(g) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $161,612,724 based on the closing price of the registrant's Common Stock on June 25, 1999 as reported by the Nasdaq Over-the-Counter Interdealer Automated Quotation System ($15.688 per share). As of June 25, 1999, there were 10,301,678 shares of Common Stock outstanding.

EXHIBIT 24.01

This AMENDMENT NO. 1 to our Annual Report on Form 10-K for the period ended December 31, 1998 is being submitted for the purpose of filing the revised Consent of Independent Accountants.

                                              SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of July, 1999.

                                              NETEGRITY, INC.

                                              By:   /s/ JAMES E. HAYDEN
                                                   -------------------
                                                   JAMES E. HAYDEN
                                                   Chief Financial Officer

July 6, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       SIGNATURE                     TITLE                             DATE
                             President, Chief Executive Officer
/s/ Barry N. Bycoff          and Director (Principal Executive     July 6, 1999
-------------------------    Officer)
Barry N. Bycoff
                             Vice President, Finance &
/s/ James E. Hayden          Administration, Chief Financial       July 6, 1999
James E. Hayden              Officer and Treasurer (Principal
                             Accounting and Financial Officer)

/s/ Eric R. Giler            Director                              July 6, 1999
------------------------
Eric R. Giler

/s/ Michael L. Mark          Director                              July 6, 1999
-----------------------
Michael L. Mark

/s/ James P. McNiel          Director                              July 6, 1999
-------------------------
James P. McNiel

/s/ Ralph B. Wagner          Director                              July 6, 1999
-------------------------
Ralph B. Wagner

/s/ Stephen L. Watson        Chairman of the Board of              July 6, 1999
--------------------------   Directors
Stephen L. Watson