Form 10-Q
period 1999-06-30
NETEGRITY INC
filed 1999-08-13
CIK 840824

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                      ----------------------

                            FORM 10-Q
                      ----------------------


    XX Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the quarterly period ended June 30, 1999, or

        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, For the transition period from -------- to --------


                  Commission File Number 1-10139
                      ---------------------_


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


As of August 11, 1999 there were 10,420,288 shares of Common
Stock outstanding.

                           FORM 10-Q
                        QUARTERLY REPORT
                        ----------------
                       TABLE OF CONTENTS

Facing Sheet.................................................1

Table of Contents............................................2


PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
        Consolidated Balance Sheets..........................3
        Consolidated Statements of Operations................5
        Consolidated Statements of Cash Flows................7
        Notes to Consolidated Financial Statements...........9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................11

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk.........................................21


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings...................................22

Item 2. Changes in Securities and use of proceeds...........22

Item 3. Defaults Upon Senior Securities.....................22

Item 4. Submission of Matters to a Vote of Security Holders.22

Item 5. Other Information...................................23

Item 6. Exhibits and Reports on Form 8-K....................24


SIGNATURES..................................................25

Exhibit 11 - Computation of earnings per share..............26
                 PART I. - FINANCIAL INFORMATION

                         NETEGRITY, INC.
                    CONSOLIDATED BALANCE SHEETS
                             ASSETS

                                         June 30,
                                           1999      December 31,
                                        (unaudited)      1998
                                        -----------  -----------
CURRENT ASSETS:

Cash and cash equivalents                $3,075,406  $1,174,625
Accounts receivable-trade, net of
 allowance for doubtful accounts
 of $238,563 and $247,063 June 30,
 1999 and December 31, 1998,
 respectively                             2,290,784   1,746,645
Deferred maintenance asset                  328,993     308,926
Prepaid expenses                             63,560       6,889
Other current assets                          9,235      39,122
                                          ---------   --------
TOTAL CURRENT ASSETS                      5,767,978   3,276,207

EQUIPMENT AND LEASEHOLD
 IMPROVEMENTS, NET                          869,012     736,341

CAPITALIZED SOFTWARE COSTS                      ---     175,629

Other Assets                                 52,379      37,114
                                          ---------   ---------
TOTAL ASSETS                             $6,689,369  $4,225,291
                                          =========   =========



The accompanying notes are an integral part of the financial statements.
                     NETEGRITY, INC.
               CONSOLIDATED BALANCE SHEETS

          LIABILITIES AND STOCKHOLDERS' EQUITY

                                        June 30,
                                          1999       December 31,
                                       (unaudited)       1998
                                       -----------   -----------
CURRENT LIABILITIES:
Accounts payable-trade                $   993,444    $   897,734
Deferred maintenance liability          1,168,406        938,004
Deferred revenue                          173,540        285,857
Accrued employer expenses                 151,739        121,097
Other accrued expenses                    680,222        645,801
Accrued compensation                      485,145        341,015
                                       ----------     ----------
TOTAL CURRENT LIABILITIES               3,652,496      3,229,508

COMMITMENTS AND CONTINGENCIES                 ---            ---
                                       ----------     ----------
TOTAL LIABILITIES                       3,652,496      3,229,508

STOCKHOLDERS' EQUITY:
Series D Preferred Stock, $.01
 par value 3,333,333 shares
 authorized and outstanding
 as of June 30, 1999                       33,333         33,333
Common stock, voting, $.01
 par value, authorized 25,000,000
 shares: 10,341,484 shares issued
 and 10,316,383 shares outstanding
 at June 30, 1999; 9,425,446
 shares issued and 9,400,345
 shares outstanding at
 December 31, 1998                        103,852         94,254
Additional paid-in capital             20,600,887     15,780,049
Cumulative deficit                    (17,417,542)   (14,628,196)
Loan to officer                          (200,000)      (200,000)
                                       ----------     ----------
                                        3,120,530      1,079,440

Less - Treasury Stock, at cost:
  25,101 shares                           (83,657)       (83,657)
                                       ----------     ----------
TOTAL STOCKHOLDERS' EQUITY              3,036,873        995,783
                                       ----------     ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                 $ 6,689,369    $ 4,225,291
                                       ==========     ==========

The accompanying notes are an integral part of the financial statements.

                       NETEGRITY, INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited)


                                       For the three months ended
                                                 June 30,
                                            1999         1998
                                       --------------------------

Net revenues                            $ 2,638,495   $1,054,434
Cost of revenues                            777,984      443,752
                                         ----------    ---------
Gross profit                              1,860,511      610,682

Selling, general and
 administrative expenses                  2,486,525    1,534,649
Research and development costs              775,021      451,997
                                         ----------    ---------
Loss from operations                     (1,401,035)  (1,375,964)

Interest income                              47,437       36,686
                                          ---------    ---------
Net loss                                $(1,353,598) $(1,339,278)
                                          =========    =========

Basic & diluted loss per share               $(0.13)      $(0.14)

Weighted average shares
 outstanding (basic & diluted)           10,316,383    9,362,876



The accompanying notes are an integral part of the financial statements.
                         NETEGRITY, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                         For the six months ended
                                                 June 30,
                                            1999         1998
                                         ------------------------

Net revenues                            $ 4,698,529   $1,864,255
Cost of revenues                          1,492,955      953,171
                                         ----------    ---------
Gross profit                              3,205,574      911,084

Selling, general and
 administrative expenses                  4,587,644    2,919,696
Research and development costs            1,474,420      872,853
                                          ---------    ---------
Loss from operations                     (2,856,490)  (2,881,465)

Interest income                              67,145       68,657
                                          ---------    ---------
Net loss                                $(2,789,345) $(2,812,808)
                                          =========    =========
Basic & diluted loss per share               $(0.27)      $(0.30)

Weighted average shares
 outstanding (basic & diluted)           10,158,342    9,322,896


The accompanying notes are an integral part of the financial statements.

                        NETEGRITY, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)


                                         For the six months ended
                                                 June 30,
                                            1999         1998
                                         ------------------------

OPERATING ACTIVITIES:

Net(loss) income from continuing
 operations                            $(2,789,345)  $(2,812,808)

Adjustments to reconcile (loss)
 income to net cash (used for)
 provided by operating activities:
Depreciation and amortization              165,187        97,976
Provision for doubtful accounts
 receivable                                 (8,500)       (5,990)

Change in operating assets and
 liabilities:
Accounts receivable                       (535,639)      (57,264)
Other current assets                       (46,851)        5,214
Other assets                               (15,265)       69,081
Accounts payable                            95,710      (552,298)
Other accrued expenses                     327,278       137,232
                                         ---------     ---------
Total adjustments                          (18,080)     (306,049)
                                         ---------     ---------
Net cash used for continuing
  operating activities                  (2,807,425)   (3,118,857)

Net cash used for operating
 activities                            $(2,807,425)  $(3,118,857)
                                         ---------     ---------

The accompanying notes are an integral part of the financial statements.
                         NETEGRITY, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
                           (Unaudited)


                                         For the six months ended
                                                 June 30,
                                            1999          1998
                                         ------------------------

INVESTING  ACTIVITIES:

Capitalized software costs               $  175,629  $    27,658
Capital expenditures for equipment
 and leasehold improvements                (297,859)    (177,673)
Proceeds from sale of certain assets            ---       25,863
                                          ---------    ---------
Net cash used for investing
 activities                                (122,230)    (124,152)
                                          ---------    ---------
FINANCING  ACTIVITIES:

Net proceeds from issuance of
  preferred stock                               ---    4,950,001
Net proceeds from issuance of stock       4,830,436      194,205
Principal payments under capital
 leases                                         ---      (22,721)
                                          ---------    ---------
Net cash provided by financing
 activities                               4,830,436    5,121,485

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                     1,900,781    1,878,476

Cash and cash equivalents at
 beginning of period                      1,174,625    2,133,586
                                          ---------    ---------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                        $3,075,406   $4,012,062
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

     NOTE 2 - The results of operations for the three-month and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1999.

     NOTE 3 - On July 7, 1999, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137, is effective for fiscal quarters beginning after January 1, 2000 for the Company, and its adoption is not expected to have a material effect on the Company's financial position or results of operations.

     NOTE 4 -The Company has adopted AICPA Statement of Position 97-2 "Software Revenue Recognition." Adoption of this pronouncement did not have a material effect on the revenue recognition practices of the Company. Effective December 15, 1998, SOP 98-9 amended SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition, to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 to fiscal quarters beginning after January 1, 2000 for the Company.

     NOTE 5 - On February 8, 1999, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with an institutional investor, the Pequot Entities and the parties named therein. Pursuant to the terms of the Stock Purchase Agreement, the Company sold 795,651 shares of Common Stock at $5.75 per share for total gross proceeds of $4,574,993 and subsequently filed a registration statement on Form S-3.

     NOTE 6 - Certain 1998 information has been reclassified to conform with 1999 financial statement presentation. Such reclassifications have no impact on the results of operations in 1998.

     NOTE 7 -On June 4, 1999, a suit was brought in the Court of Chancery of the State of Delaware styled Applebaum et. al. v. Netegrity, Inc. et al., purportedly on behalf of the common stockholders of the Company, alleging that certain amendments to the Company's Certificate of Incorporation previously adopted by the stockholders were invalid because the Company did not obtain the required statutory votes. On August 5, 1999, the parties entered into a settlement agreement, subject to Court approval at a hearing scheduled for September 24, 1999. If approved by the Court, the settlement agreement requires that the Company obtain the approval from the holders of its preferred stock and common stock, in separate class votes, of the previously adopted amendments which increased the authorized shares of their respective classes of stock. The Company believes that the costs associated with this settlement will not have a material effect on its results of operations, assets or financial condition.
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

The Development of a Market for Our Products Is Uncertain

     We provide security management to the electronic commerce market. If either the electronic commerce market or the market for security management for electronic commerce do not grow at a significant rate, our business, operating results and financial condition will be materially adversely affected. Electronic commerce has been used widely for only a short time, and the market for Web development products is new and rapidly evolving. As is typical for new and rapidly evolving industries, demand for recently introduced products is highly uncertain.

Our Performance Depends on Our Ability to Obtain Follow-on Sales

     Customers place SiteMinder orders for initial applications or sites with the expectation of placing future orders for follow-on deployments for additional extranet and intranet sides and applications. Our plan calls for receiving substantial follow-on sales from customers. Our future financial performance will depend on the successful deployment of SiteMinder by customers in order to generate follow-on sales. There can be no assurance that customers will place follow-on orders.

Our Success Depends on Our Ability to Expand Our Sales Force and
Distribution Channels

     To increase our revenue, we must increase the size of our sales force and the number of our indirect channel partners. In particular, we must increase the number of strategic partnerships and other third-party relationships with vendors of Internet-related systems, application software and resellers and systems integrators. In addition, our existing license relationships must generate increased revenues. A failure to do so could have a material adverse effect on our business, operating results and financial condition. There is intense competition for sales personnel in our business, and there can be no assurance that we will be successful in attracting, integrating, motivating and retaining new sales personnel. Our existing or future channel partners may choose to devote greater resources to marketing and supporting the products of other companies. In addition, we will need to resolve potential conflicts among our sales force and channel partners.

We May Not Be Profitable in the Future

     Since we began operations, we have incurred substantial net losses in every fiscal period. We cannot predict when we will become profitable, if at all and if we do, that we will remain profitable for any periods. Failure to achieve profitability may adversely affect the market price of our common stock. For the six months ended June 30, 1999, we had a net loss of $2,789,345. As a result of accumulated operating losses, at June 30, 1999, we had an accumulated deficit of $17,417,542. We have generated relatively small amounts of SiteMinder revenue until recent fiscal quarters, while increasing expenditures in all areas, particularly in research and development and sales and marketing, in order to execute our business plan. Although we have experienced revenue growth in connection with SiteMinder in recent periods, it is unlikely that these growth rates are sustainable.

Our Quarterly Results May Fluctuate

     Our quarterly revenue and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarter revenue or operating results fall below our expectations and the expectations of investors, the price of our common stock could fall substantially. There can be no assurance that we will attain predicted quarterly revenue or operating results amounts.

     Our quarterly revenue may fluctuate for several reasons, including the following:

--continued market acceptance for our SiteMinder product for controlling user access to electronic commerce application;

--the long sales and deployment cycles for potentially large order sizes of SiteMinder;

--the time and execution of individual contracts;

--the timing and releases of new versions of SiteMinder or other products; and continued development of our direct and indirect sales channels.

     In addition, because our revenue from services is largely correlated with our license revenue, a decline in license revenue could also cause a decline in our services revenue in the same quarter or in subsequent quarters. Other factors, many of which are outside our control, could also cause variations in our quarterly revenue and operating results.

     Most of our expenses, such as employee compensation and rent, are relatively fixed. Moreover, our expense levels are based, in part, on our expectations regarding future revenue increases. As a result, any shortfall in revenue in relation to our expectations could cause significant changes in our operating results from quarter to quarter and could result in quarterly losses.

We Face Significant Competition from Other Technology Companies

     The market for secure user management and access control is relatively immature and will become highly competitive based on the anticipated growth of the electronic commerce market. This market is subject to rapid technological change, and competition is beginning to intensify as a result of the increasing demand for intranet and extranet security products. Until recently, our primary source of competition was from our customers' internal information services departments that had been building their own solutions. Today, we are also experiencing competition from a number of new technologies from companies like Aventail Corporation, DASCOM, enCommerce, Inc., Intellisoft, SecureSoft, Inc., and Securant Corporation. We expect that additional larger competitors will appear in the future as the market matures. Current and potential competitors have established or may in the future establish cooperative relationships with third parties to increase the availability of their products to the marketplace. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Potential competitors may have significantly greater financial, marketing, technical and other competitive resources than we have. Many of these factors are out of our control, and there can be no assurance that we can maintain or enhance our competitive position against current and future competitors.

Our Success Depends on Our Ability to Sustain Current Revenues
Relating to the Firewall Reseller Business

     Our firewall reseller business experiences competition from companies that compete with Check Point's FireWall-1 product such as Axent Technologies, Trusted Information Systems, Inc., Cisco Systems, Inc., as well as other resellers of the FireWall-1 product. There can be no assurance that we can maintain the current levels of revenue generated by our firewall reseller business.

We May Have Difficulty Managing Our Growth

     We have been experiencing a period of rapid growth that has been placing a significant strain on all of our resources. From December 31, 1997 to June 30, 1999, the number of our employees increased from 40 to 90. To manage future growth effectively we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations. Any failure to do so could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition.

We must Hire and Retain Skilled Personnel in a Tight Labor Market

     Qualified personnel are in great demand throughout the software industry. Our success depends in large part upon our ability to attract, train, motivate and retain highly skilled employees, particularly sales and marketing personnel, software engineers and other senior personnel. Our failure to attract and retain the highly trained technical personnel that are integral to our direct sales, product development, service and support teams may limit the rate at which we can generate sales and develop new products or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

We Are Dependent on Key Personnel

     Our future success depends to a significant degree on the skill, experience and efforts of our officers and other key employees, as well as our ability to retain and motivate our officers and key employees. The loss of our officers or key employees could have a material adverse effect on our business, operating results and financial condition. We also depend on the ability of our officers and key employees to work effectively as a team.

Our Success Depends on Our Ability to Protect Our Proprietary
Rights

     We depend upon a combination of patent and trademark laws, license agreements, non-disclosure and other contractual provisions to protect proprietary and distribution rights in our products. In addition, we attempt to protect our proprietary information and those of our vendors and partners through confidentiality and/or license agreements with our employees and others. Despite these precautions, it may be possible for unauthorized third parties to obtain information that we regard as proprietary and/or confidential.

Other Companies May Claim That We Infringe Their Proprietary
Technology

     Although we attempt to avoid infringing known proprietary rights of third parties, we are subject to the risk of claims alleging infringement of third party proprietary rights. If we were to discover that any of our products violated third party proprietary rights, there can be no assurance that we would be able to obtain licenses on commercially reasonable terms to continue offering the product without substantial reengineering or that any effort to understand such reengineering would be successful. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technology environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

     Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. Any of these events could have a material adverse effect on our business, operating results and financial condition.

Our Business Could Be Adversely Affected If Our Products Contain
Errors

     Software products as complex as ours may contain undetected errors or "bugs" which result in product failures. The occurrence of errors could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, or damage to our efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition.

We May Be Subject to Risks Associated with Future Acquisitions

     In the future, we may pursue acquisitions to obtain complementary products, services and technologies. At present, we have no agreements or other arrangements with respect to any acquisition. An acquisition may not produce the revenue, earnings or business synergies that we anticipated, and an acquired product, service or technology might not perform as we expected. If we pursue any acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition. If we complete an acquisition, we would probably have to devote a significant amount of management resources to integrating the acquired business with our existing business.

     To pay for an acquisition, we might use capital stock or cash. Alternatively, we might borrow money from a bank or other lender. If we use capital stock, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity will be reduced.

Our Future Success Will Depend on Our Ability to Enhance Existing
Products and Develop New Products

     We believe our future success will depend in large part on our ability to enhance and broaden our existing product line to meet the evolving needs of the market. There can be no assurance that we will be able to respond effectively to technological changes or new industry standards or developments. In addition, we could be adversely affected if we were to incur significant delays or be unsuccessful in developing new products or enhancing our existing products, or if any such enhancements or new products do not gain market acceptance. In addition, a number of factors, including the timing of product introductions and enhancements by us or our competitors, market acceptance of new products, or customer order deferrals in anticipation of new products, may cause variations in our future operating results.

Volatility of Stock Price

     Our stock price, like that of other technology companies, is subject to significant volatility. The announcement of new products, services or technological innovations by us or our competitors, quarterly variations in our results of operations, changes in revenue or earnings estimates by the investment community and speculation in the press or investment community are among the factors affecting our stock price. In addition, the stock price may be affected by general market conditions and domestic and international economic factors unrelated to our performance. Because of these reasons, recent trends should not be considered reliable indicators of future stock prices or financial results.

We May Be Adversely Impacted by Year 2000 Issues

See section, "Impact of the Year 2000 Issues."


COMPANY DESCRIPTIION

     Netegrity, Inc. ("Netegrity" or the "Company") designs, develops, markets and supports software for controlling user access to electronic commerce (e-commerce) applications. Netegrity also offers a full range of professional services to integrate, implement and support its software product offering. Netegrity's flagship product, SiteMinder, is the industry's first directory-enabled secure user management system providing centralized access control, single sign-on, distributed user management and personalized content for e-commerce applications. Netegrity is also a leading value-added firewall reseller distinguishing itself by providing comprehensive pre- and post-sales support and consulting services. Netegrity's customers are Fortune 2000 companies and smaller organizations whose business model is built on intensive Internet use. These companies are using electronic commerce as a means to interact with their customers, suppliers, partners and employees. Typical industries include the financial services, high tech, manufacturing, telecommunications and insurance industries, as well as academia and the government. Netegrity's dedicated focus on intranet and extranet security helps customers design electronic business applications that allows them to securely exchange mission-critical information.

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


RESULTS OF OPERATIONS

     The following information should be read in conjunction with the consolidated financial statements and notes thereto:

                                              Period to Period %
                                              Increase/(Decrease)
                           % to Net Revenue   Three Months Ended
For the three months                                June 30,
ended June 30,               1999    1998        1999 vs. 1998
--------------------       ----------------   ------------------

Net Revenues:
  Product sales              100%    100%              150%

Gross Margins:
  Product sales               71%     58%              205%

Selling, general and
 administrative expenses      94%    146%               62%

Research & development
 costs                        29%     43%               71%

(Loss) from operations       (53%)  (130%)               2%


Revenues: Total net revenues for the second quarter ended June 30, 1999 increased by $1,584,061, or 150%, to $2,638,495 from
$1,054,434 in the second quarter ended June 30, 1998. SiteMinder-related revenue increased by $1,590,084, or 483%, to $1,919,383 in the second quarter of fiscal 1999 from $329,299 in the second quarter of 1998. Revenue from the Company's firewall-related business decreased by $6,024, or 1%, to $719,112 in the second quarter of 1999 from $725,136 in the second quarter of 1998.

Gross Profit: Total gross profit dollars for the second quarter ended June 30, 1999 increased by $1,249,829, or 205%, to $1,860,511 as compared to $610,682 in the second quarter ended June 30, 1998. This increase is due to the higher gross margins relating to increased revenue on the Company's proprietary SiteMinder product and maintenance.

Selling, General and Administrative Expenses: Selling, General and Administrative (SG&A) expenses increased by $951,876, or 62% to $2,486,525 for the second quarter ended June 30, 1999 from $1,534,649 in the quarter ended June 30, 1998. This increase is primarily a result of the Company continuing to build its sales and marketing infrastructure to support planned growth in sales of its SiteMinder product and services.

Research and Development Costs: Research and Development expenditures for the second quarter ended June 30, 1999 increased by $323,024, or 71% to $775,021 as compared to $451,997 for the quarter ended June 30, 1998. The Company continues to develop and enhance its product line to address the evolving needs of customers deploying large-scale and transaction-based e-commerce applications for conducting business. Certain research and development expenditures are incurred substantially in advance of the related revenue, and in some cases, do not generate revenue.

Interest Income: Net interest income for the first quarter ended June 30, 1999 increased by $10,751, or 29%, to $47,437 from
$36,686 for the same period last year. This increase is mainly attributable to a higher average cash balance in the three-month period ended June 30, 1999.

                                              Period to Period %
                                              Increase/(Decrease)
                                                Six Months Ended
For the six months        % to Net Revenue           June 30,
ended June 30,               1999   1998          1999 vs. 1998
------------------        ----------------    -------------------

Net Revenues:
 Product sales               100%   100%               152%

Gross Margins:
 Product sales                68%    49%               252%

Selling, general and
 administrative expenses      98%   157%                57%

Research and development
 costs                        31%    47%                69%

(Loss) from operations       (61%) (155%)               (1%)


Revenues: Total net revenues for the six months ended June 30, 1999 increased by $2,834,274, or 152%, to $4,698,529 from
$1,864,255 in the six months ended June 30, 1998. SiteMinder-related revenue increased by $2,773,206, or 555%, to $3,272,628 for the first six months of 1999 from $499,422 in the first six months of 1998. Revenue from the Company's firewall-related business increased by 61,068, or 5%, to $1,425,901 for the six-month period ended June 30, 1999 from $1,364,833 in the same period last year.

Gross Profit: Total gross profit dollars for the six months ended June 30, 1999 increased by $2,294,490, or 252%, to $3,205,574 from $911,084 in the six months ended June 30, 1998. This increase is due to the higher gross margins relating to increased revenue on the Company's proprietary SiteMinder product and maintenance.

Selling, General and Administrative Expenses: Selling, General and Administrative (SG&A) expenses increased by $1,667,948, or 57%, to $4,587,644 for the six months ended June 30, 1999 from $2,919,696 in the six months ended June 30, 1998.This increase is primarily a result of the Company continuing to build its sales and marketing infrastructure to support planned growth in sales of its SiteMinder product and services.

Research and Development Costs: Research and Development expenditures for the first six months of 1999 increased by $601,567, or 69% to $1,474,420 as compared to $872,853 for the first six months of 1998. The Company continues to develop and enhance its product line to address the evolving needs of customers deploying large-scale and transaction-based e-commerce applications for conducting business. Certain research and development expenditures are incurred substantially in advance of the related revenue, and in some cases, do not generate revenue.

Interest Income: Net interest income for the six-month period ended June 30, 1999 decreased by $1,512 or 2%, to $67,145 from $68,657 for the same period last year. This decrease is mainly attributable to a lower interest rates in the six-month period ended June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES
(in thousands, except ratios)

                                           June 30,  December 31,
Financial Condition as of                    1999       1998
-------------------------                  -------   -----------

Cash and cash equivalents                  $3,075       $1,175
Working capital                             2,115           47
Current ratio                                1.58         1.01

Cash Flow Activity Summary for             June 30,    June 30,
the Six Months Ended                         1999        1998
------------------------------             -------     -------

Net cash used for operating activities    $(2,807)     $(3,119)
Net cash used for investing activities       (122)        (124)
Net cash provided by (used for)
   financing activities                     4,830        5,121


     The Company's net cash balance increased by $1,900,781, or 162%, to $3,075,406 at June 30, 1999 from $1,174,625 at December
31, 1998. This increase was attributable to proceeds from a common stock offering entered into with an institutional investor and the Pequot Entities on February 8, 1999 (see Note 6), offset by expenditures related to building its sales, marketing, and development infrastructure for its SiteMinder product business.

     Accounts receivable-trade (net of allowance for doubtful accounts) increased by $544,139, or 31% to $2,290,784 at June 30, 1999 from $1,746,645 at December 31, 1998. This increase resulted from the corresponding increase in net cash as discussed above.

     Working capital increased by $2,068,783, or 4430%, to $2,115,482 at June 30, 1999 from $46,699 at December 31, 1998.
This increase was primarily attributable to proceeds from a preferred stock offering entered into with the an institutional investor and the Pequot Entities on February 8, 1999 (see Note
6), offset by expenditures related to building its sales, marketing, and development infrastructure for its SiteMinder product business.

     The Company anticipates that its existing cash resources and anticipated cash flow from operations will be sufficient to fund its current operations through the Company's fiscal year ending
December 31, 1999.


IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. This could result in a system failure or miscalculations if a computer program recognizes a date of "00" as the year 1900 instead of 2000. If not corrected, many computer systems could fail or create erroneous results in 2000.

State of Readiness

The Company has completed its initial assessment and testing of products, systems and processes with respect to the "Year 2000" issue. The Company plans to continue its assessment and testing of products, systems and processes throughout 1999.

Products

All dates used within Netegrity's SiteMinder v3.0 product (the
"Product") utilize a standard four digit year format.   The
Product has been tested by configuring a test environment with the system dates on the test computers set to various dates in the 21st century. The Product was then put through a regression test and the output verified with previous test runs with no errors. Netegrity has tested and verified that the Product is "Year 2000 Capable." As used by the Company, the phrase "Year 2000 Capable" means that when used properly and in conformity with the product information supplied by the Company, the Product will accurately story, display, process, provide and/or receive data from, into and between 1999 and 2000, including leap year calculations, provided that all other technology used in combination with the Product properly exchanges date data with the Product.

Despite the Year 2000 Capability of the Company's Product, the assessment of whether a complete system or device in which the Product is embedded will operate correctly for an end user depends in large part on the year 2000 readiness of the system's other components, most of which are supplied by parties other than the Company. Users must test their unique combination of hardware, system software, and transaction and application software in order to assess the Year 2000 Capability of a user's particular system.

Internal Systems and Processes

The Company has completed its assessment of its internal systems and processes, including computers and related systems, office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, and other common devices which may be affected by the Year 2000 problem. The Company has discovered that its telephone system requires an upgrade which the Company expects to install on or before September 30, 1999. Based on the Company's assessment to date, the Company believes that all other internal systems and processes are Year 2000 Capable.

Third Party Vendors and Suppliers

The Company has reviewed Year 2000 statements provided by the Company's significant vendors. The Company has not independently verified Year 2000 statements made by third parties and the Company can express no assurances as to the Year 2000 compliance status of third parties. The Company may never be able to know with certainty whether vendors are compliant. Failure of critical vendors to achieve Year 2000 compliance could result in delayed deliveries of products and services to the Company. If such delays are extensive, they could have a material adverse effect on the Company's business.

Costs of Year 2000 Compliance

All costs related to Year 2000 issues will be expensed as incurred and the Company does not expect the total costs of evaluation and testing to be material. Other potential costs may include updating of computer software and hardware, as well as other out-of-pocket costs.

Risks of Year 2000 Issues

Although the Company believes it is taking prudent action related to the identification and resolution of issues related to the Year 2000 problem, the Company's assessment is still in progress. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of third parties, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on the Company's results of operations, liquidity, or financial position. The Company's assessment, testing and contingency planning is expected to reduce, but not eliminate, the Company's level of uncertainty about the Year 2000 issue and the readiness of third parties. The Company believes that the completion of its assessment, testing and contingency planning should reduce the possibility of significant interruptions to normal operations.

Contingency Plan

Because no specific instance of material Y2K noncompliance has been discovered to date, the Company has not formulated a detailed contingency plan. To minimize potential disruptions, the Company intends to adopt an appropriate contingency plan to address any issues raised in the course of the Company's ongoing assessment and testing of its products, systems and processes. Part of the Company's contingency plan will include the replacement of any vendors which the Company believes are not Year 2000 compliant.



ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     The   Company does not believe that it has any material
market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

                   PART II. - OTHER INFORMATION




ITEM 1.   LEGAL PROCEEDINGS

     On June 4, 1999, a suit was brought in the Court of Chancery of the State of Delaware styled Applebaum et. al. v. Netegrity, Inc. et al., purportedly on behalf of the common stockholders of the Company, alleging that certain amendments to the Company's Certificate of Incorporation previously adopted by the stockholders were invalid because the Company did not obtain the required statutory votes. On August 5, 1999, the parties entered into a settlement agreement, subject to Court approval at a hearing scheduled for September 24, 1999. If approved by the Court, the settlement agreement requires that the Company obtain the approval from the holders of its preferred stock and common stock, in separate class votes, of the previously adopted amendments which increased the authorized shares of their respective classes of stock. The Company believes that the costs associated with this settlement will not have a material effect on its results of operations, assets or financial condition.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     There have been no significant changes in the Company's securities during the quarter ended June 30, 1999.



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 9, 1999, the Board of Directors caused to be distributed to stockholders of record as of March 31, 1999 a Notice of Special Meeting in Lieu of Annual Meeting of Stockholders, Proxy and a Proxy Statement for the Special Meeting on May 11, 1999. On that record date, the Company had outstanding 10,268,847 shares of Common Stock (excluding treasury shares) and 3,333,333 of Series D Preferred Stock, convertible into Common Stock on a one- for-one basis. The holders of shares of Series D Preferred Stock and Common Stock voted together as a single class.

     At the meeting, the stockholders acted upon the following proposals:

(1)  to elect a Board of Directors;

(2) consider and act upon a proposal to ratify, confirm and approve an amendment to the 1997 Non-Employee Director Stock
Option Plan to increase the number of shares reserved for grant thereunder from 500,000 to 2,500,000;

(3) to consider and act upon a proposal to ratify, confirm and approve an amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of capital stock from 30,000,000 to 45,000,000.

     Voting results were as follows:

(1)  Election of Directors:
                                                 FOR     WITHHELD

     Stephen L. Watson                    11,459,931       13,358
     Barry N. Bycoff                      11,459,916       13,373
     Ralph B. Wagner                      11,457,861       15,428
     Michael L. Mark                      11,459,831       13,458
     Eric R. Giler                        11,459,746       13,543
     James McNiel                         11,459,661       13,628


(2)  To approve the amendment to the 1997 Non-Employee Director
Stock Option Plan:

                                     FOR     AGAINST      ABSTAIN

                               5,440,240     136,758       36,473

(3)  To approve the amdendment to the Company's Restated
Certificate of Incorporation, as amended, to increase the number of authorized shares of capital stock from 30,000,000 to 45,000,000:

                                     FOR     AGAINST      ABSTAIN

                              11,316,570     123,526       33,193

See Item 1, above.



ITEM 5.   OTHER INFORMATION

     In accordance with the provisions of Rule 14a-4(c) promulgated under the Securities Exchange Act of 1934, if the Company does not receive notice of a shareholder proposal to be raised at its 2000 Annual Meeting on or before February 24, 2000, then in such event, the management proxies shall be allowed to use their discretionary voting authority when the proposal is raised at the 2000 Annual Meeting of Stockholders.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibit 11.00 - Computation of Earnings Per Share

(b)  Exhibit 27.00 - Financial Data Schedule (Edgar only)

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              NETEGRITY, INC.





 Date: August 13, 1999             By:/s/ Barry N. Bycoff
                                          Barry N. Bycoff
                                          President and Chief
                                          Executive Officer
                                          (Principal Executive
                                          Officer)




 Date: August 13, 1999             By:/s/ James E. Hayden
                                          James E. Hayden
                                          Vice President, Finance
                                          and Administration, and
                                          Chief Financial Officer
                                          (Principal Financial
                                          and Chief Accounting
                                          Officer)

                                                 EXHIBIT  11.00

                          NETEGRITY, INC.
                COMPUTATION OF EARNINGS PER SHARE
                           (UNAUDITED)

              (In thousands, except per share data)


                                               Three months ended
                                                   June 30,
                                                1999       1998
                                               ------------------

BASIC AND DILUTED:

Average Common shares outstanding              10,316      9,363

Net loss                                      $(1,354)   $(1,339)

Per share amount                               $(0.13)    $(0.14)


                                               Six months ended
                                                    June 30,
                                                1999       1998
                                               ----------------
BASIC AND DILUTED:

Average Common shares outstanding              10,158      9,323

Net loss                                      $(2,789)   $(2,813)

Per share amount                               $(0.27)    $(0.30)