Form 10-K/A
period 1998-12-31
NETEGRITY INC
filed 1999-09-17
CIK 840824

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                         COMMISSION FILE NUMBER 1-10139
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______TO_______

                                NETEGRITY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      04-2911320
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                                     245 WINTER STREET
                                WALTHAM, MASSACHUSETTS 02451
                (Address of principal executive offices, including Zip Code)

                                 (781) 890-1700
              (Registrant's telephone number, including area code)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $59,692,808 based on the closing price of the registrant's Common Stock on March 9, 1999 as reported by the Nasdaq Over-the-Counter Interdealer Automated Quotation System ($5.813 per share). As of March 9, 1999, there were 10,268,847 shares of Common Stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     We are a leading provider of software and services that manage and control user access to web-based e-commerce applications. Our SiteMinder product is part of the software infrastructure that is used to build and manage an e-commerce web site. SiteMinder manages the complex process of identifying users and assigning those users privileges to multiple e-commerce applications on a company's web site. These assigned privileges determine what information a user can see and what transactions a user can perform on the web site. SiteMinder enables our customers to centrally control access to e-commerce web sites requiring secure log-in, while distributing the administrative responsibilities to the most appropriate parties. SiteMinder is designed to be scalable and reliable, to integrate with our customers' existing systems and to accommodate emerging Internet technology. We offer a wide range of support services that enable our customers to successfully implement SiteMinder into their organizations. As of December 31, 1998 we had 64 customers. We sell our products through a direct sales force and through our distribution partners. To date, most of our customers' deployments of SiteMinder have supported business-to-business e-commerce applications, but our customers are beginning to deploy SiteMinder for business-to-consumer applications.

INDUSTRY BACKGROUND

     The growth in e-commerce is driving companies to develop a new set of web-based applications accessed by a large and diverse range of corporate users, including customers, business partners and employees. In many cases, these new applications are becoming the principal business processes of an organization. These include online retail, customer service, supply chain procurement, and delivery of operational and transactional data. This new generation of applications has created a demand for new Internet security and user management solutions to handle the size and scope of these applications.

     Before the advent of e-commerce and the transition to web-based computing, most large businesses deployed client/server architectures to support enterprise computing. In the client/server model, applications are generally limited to traditional enterprise resource planning functions such as accounting, human resources and material resource planning. Defined groups, limited to selected employees, access these applications through a company's internal computing resources or dedicated remote access solutions. As a result of this limited usage, controlling and securing access to these applications and administering the associated users and their rights of usage, or privileges, can be adequately handled by the organization's information technology, or IT, department. With only a limited number of applications and a small number of defined users, the assignment of privileges to these users is accomplished by embedding the security and privilege functions into each application.

     E-commerce, however, is fundamentally changing traditional business processes because companies now need to conduct business online with their customers and business partners. According to Forrester Research, business-to-business e-commerce is expected to grow from $43 billion in 1998 to $1.3 trillion in 2003. Forrester also estimates that business-to-consumer e-commerce will grow from $8 billion in 1998 to $108 billion in 2003. Companies are developing new web-based applications that support key revenue and relationship management aspects of the companies' business processes. International Data Corporation estimates that the global e-commerce application market will grow $444 million in 1998 to over $13 billion in 2003.
Companies are also attempting to leverage their existing investments in traditional enterprise applications by integrating them into their web sites. In this new e-commerce business model, applications accessed through the web site are not just supporting business operations, but, in many instances, become the focal point for companies' interactions with their constituencies, including remote and mobile employees, existing and potential customers, suppliers, vendors, distributors and other business partners.

     As larger and more diverse constituencies access wider ranges of applications, the management and security of users become increasingly important and complex. The software infrastructure required to support these applications, developed in different languages, running on different web servers and operating on different hardware platforms, dramatically adds to this complexity. Traditional security and management software solutions, whether developed in house or provided by a third party, face significant difficulties in meeting these challenges effectively. Most e-commerce web sites have continued the practice of embedding security in each application. This requires users to provide a password to access each application, resulting in a cumbersome and time-consuming user experience. Lack of centralized user management also creates security issues. Companies cannot take corrective actions in a timely fashion because the security and privileges must be modified in each application. In addition, many companies find it difficult to accommodate relationships with business customers and partners because the companies' IT departments do not have the information necessary to manage the privileges of individual customer and partner users.

     Even organizations that have achieved early success with web-based e-commerce business models face challenges as their models evolve. For example, many e-commerce businesses initially focused on a direct sales relationship with their customers and therefore only needed to manage this single application. As their operations have matured, however, they have needed to deploy additional applications, such as customer service. These early e-commerce businesses had no alternative but to build their own security and user management infrastructure to manage the increased number of applications. Today, the software infrastructure that was built faces scalability and user-management issues, resulting in mounting development and support costs.

     In order for e-commerce to be successful, companies require a secure and scalable user management infrastructure for conducting business. E-commerce sites must be capable of managing the large numbers of users and multiple user transactions without jeopardizing the integrity of the site's security policies. As companies seek to attract customers and partners to their e-commerce sites, and to increase the efficiency of their employees, they require a solution providing a seamless and integrated view of the applications on their web sites. The solution must provide single sign-on to personalized information based on the profile of the particular user. As the number of applications proliferates and the complexity of data increases, the solution must reduce the burden of managing these applications. Companies require a solution that easily and seamlessly integrates with their existing investments in information technology infrastructure, including web servers, application servers, directory servers and various forms of user identification. Finally, companies require an open and extensible architecture in order to accommodate the introduction of new, evolving web technologies.

THE NETEGRITY SOLUTION

     We are a leading provider of software and services for secure user management for e-commerce applications. Key benefits of our solution include:

     Centralized privilege management. SiteMinder provides centralized control of users and privileges that extends across multiple web-based applications on a company's web site. SiteMinder manages the privileges of customers, business partners and employees accessing applications on a company's web site. Our solution provides this centralized privilege management as a shared service that includes all of the e-commerce applications deployed by our customers. This approach provides many benefits. Security changes can be effected swiftly and efficiently across all of a company's e-commerce applications. Moreover, it makes application developers much more productive because they are free to focus on business processes and leave security, privilege management and personalization to SiteMinder.

     Superior user experience through single sign-on and personalized content. With SiteMinder, users sign-on to a web site once and gain access to all relevant information as defined by their user privileges. Single sign- on provides access to a personalized view of content drawn from multiple applications which run on multiple servers, multiple operating systems, and across multiple Internet domains. This benefits end users by providing them with a high-quality user experience, personalized to meet their individual needs. By providing a superior user experience on its web site, a company is able to protect its brand and build customer loyalty.

     Distributed and delegated administration. SiteMinder provides policy-based administration of security policies, so that administrative responsibilities can be easily delegated to individual business units, remote trading partners or other administrators without jeopardizing control. Delegated administrators control only the users and policies for which they have been granted explicit responsibility. SiteMinder assigns administrative responsibility where the knowledge resides, while still maintaining the overall security of a site. As a result, a company's administrative burdens and associated costs are dramatically reduced.

     Leverages existing investments in technology infrastructure. SiteMinder has been designed to support the existing systems currently employed by companies and to easily accommodate emerging Internet technologies. SiteMinder integrates with leading user directories, web servers, application servers and authentication technologies. SiteMinder also provides support for multiple web servers and operating platforms involving Microsoft and Netscape Web servers, and Windows NT and UNIX platforms, which facilitates cross-platform development, deployment and migration.

     Scalability and high-availability. Our customers require a platform that scales as they deploy additional applications and as user traffic grows, while providing the highest level of reliability. SiteMinder provides a scalable high-availability platform to meet the requirements of demanding web sites. Based on independent third-party testing, published data from other vendors and feedback from customers, we believe that SiteMinder provides significantly higher transaction rates than other competing solutions.

STRATEGY

     Our objective is to become the market leader in secure user management solutions that support business-to-business and business-to-consumer e-commerce applications. Key elements of our strategy include:

     Extend technology leadership in secure user management market. We believe that our technology enables us to offer a complete and cost-effective secure user management solution for web-based applications. By building upon our ability to use a company's existing directories rather than creating another database, a feature called native integration, single sign-on capabilities and our ability to scale to support millions of users, we believe we can extend our leadership in the secure user management market by adding new features and capabilities. Specifically, we plan to offer additional platform support for our SiteMinder solution and integration with non-web-based, legacy applications. In addition, we intend to continue to incorporate industry-leading technologies such as support for eXtensible Markup Language, or XML, and Simple Network Management Protocol, or SNMP, protocols, into SiteMinder.

     Expand applications of SiteMinder into new markets. While most of our customers' deployments have been in the business-to-business e-commerce market, our customers are beginning to deploy SiteMinder in the business-to-consumer e-commerce market. We believe that our capabilities will enable us to offer solutions that support portal and targeted community applications in the business-to-consumer market. We will continue to expand and tailor SiteMinder as necessary to meet the requirements of our customers for new e-commerce applications.

     Expand strategic partnerships and distribution channels. We have developed strategic relationships in order to significantly increase distribution of our products, provide validation of SiteMinder, and enhance market awareness. We are also focused on building our reseller channel and establishing relationships with leading systems integrators and technology consulting firms. We expect to continue to establish strategic and other third-party relationships with vendors of Internet-related systems and application software.

     Pursue international expansion. Although we principally focus our marketing efforts in the United States, we plan to expand our sales force and support organizations with the objective of gaining broad international market acceptance of SiteMinder through adoption into strategic accounts. In addition, we are developing products intended to address the specific needs of international markets, with an initial focus on Europe and Asia. These include developing localized versions of our products and local consulting services.

     Expand service resources. We believe that a customer's decision to purchase our products is based, in part, on our ability to provide a high level of customer service and technical support. The mission-critical nature of product implementations further heightens customer's need for our support. We believe that demand for our services will grow as the size and scope of installation increases. We expect to expand our service resources and offer our customers a range of services that addresses the needs of larger scale deployments.

PRODUCTS AND SERVICES

  SiteMinder Product

     SiteMinder 3.6 was released in August 1999. SiteMinder interacts with the four main components of an e-commerce web site:

     - Web Servers: SiteMinder is designed to support all major web servers and provide access control to content distributed through these servers.

     - Application Servers: SiteMinder is designed to support all major application servers and provide generalized privilege management to the content and transactions delivered through these servers.

     - Authentication Services: SiteMinder provides broad support for authentication methods that enable web sites to authenticate users through a variety of methods that meet the unique security requirements of each application.

     - Directory Servers: SiteMinder integrates with all industry leading directory servers and utilizes them as repositories for all user and privilege data.

     The SiteMinder product consists of three key components: Policy Servers, Agents and an Administration Console. Additionally, SiteMinder is delivered with a developer kit, which allows developers to construct web sites in both C++ and Java applications. The following briefly describes each of the primary components:

     - Policy Server: The Policy Server is a generalized security policy engine, which includes processes for authentication, authorization, session management, administration and auditing. The Policy Server, which handles all requests for managing, and enforcing user privileges, runs on Windows NT and UNIX platforms.

     - Agents: Agents are distributed components deployed on web servers, application servers, or as part of an application itself. Agents communicate policies to the application governing user privileges. SiteMinder ships with web Agents compatible with most popular web servers, including Microsoft IIS, Netscape Enterprise Server and Apache. SiteMinder also supports application server Agents compatible with most popular application servers, including those from Allaire, Bluestone, Microsoft, Oracle and the Sun-Netscape Alliance.

     - Administration Console: The Administration Console is a secure Java applet that allows administrators to create and manage user privilege policies from any Java-enabled web browser.

     SiteMinder 3.6 provides the following services:

     - Privilege management infrastructure: SiteMinder provides a single location for defining the policies that specify which users may access particular e-commerce applications and content. By providing a single location for these policies, SiteMinder enables web sites to apply consistent personalized content and application access for users throughout the site.

     - Single sign-on: SiteMinder provides robust single sign-on services across e-commerce sites spanning web servers and application environments running on multiple operating systems and spanning multiple Internet domains. Using encrypted cookies, SiteMinder is able to recognize a previously authenticated and authorized user and allow the user to access applications and content without being prompted repeatedly for new passwords.

     - Policy-based authentication services: SiteMinder manages the entire authentication process. It supports all leading authentication technologies including basic name-password, forms based authentication, digital certificates, two-factor authentication, and method chaining. SiteMinder's policy-based approach enables customers to apply different authentication technologies depending on the value and risk of the application being accessed. For example, companies can easily use name-passwords for most applications while requiring a digital certificate for an on-line trading system.

     - Distributed administration: Using any Java-enabled browser, web administrators are able to access SiteMinder and modify user privilege policies from anywhere on the network. The user interface supports multiple levels of delegation among administrators.

     SiteMinder is the only secure user management system on the market that provides native integration with industry-standard Lightweight Directory Access Protocol, or LDAP, Windows NT directory services, and SQL databases. As a result, customers do not need to install and manage separate and redundant user directories, which are expensive to maintain, unnecessarily complex, and therefore prone to failure. SiteMinder's native directory support works with multiple directory services from multiple vendors to provide our customers with the freedom to deploy on their preferred platforms.

     SiteMinder has been developed with a scalable, highly available architecture. Key features of this robust architecture include:

     - Load balancing: SiteMinder Agents can easily be configured to balance loads across multiple policy servers, as well as across multiple user directories. The result is nearly linear scaling as additional servers are deployed.

     - Automatic fail-over: SiteMinder Agents can easily be configured to automatically communicate with a new Policy Server should their primary Policy Server be taken off line or fail. Likewise, SiteMinder Policy Servers can easily be configured to automatically utilize a new user directory should their primary user directory be taken off line or fail. The result is a fully redundant architecture that provides high availability.

     - Local caching: Both Policy Servers and Agents can be configured to cache appropriate data thereby minimizing unnecessary traffic and processing requirements. SiteMinder's session management will automatically update cached information should policies or user profiles change.

     We typically license SiteMinder based on the following categories:

     - Intranets, in which all the users are employees or contractors working for our customer. Prices start at approximately $40 per user for small sites and are discounted as volumes grow.

     - Extranets, in which our customers conduct transactions with their corporate customers, suppliers and partners. Prices start at approximately $30 per user for small sites and are discounted as volumes grow.

     - Internet sites, in which users are consumers seeking products or information from our customers. Prices start at less than $2 per user for volumes greater than 250,000 users.

     Standard SiteMinder licenses include a web Agent site license and unlimited Policy Server licenses. Essentially, our customers pay us for the size of the web site they are building, as measured by the number of users of that site. Our standard product license gives the customer the right to replicate and install our SiteMinder software components throughout its web site infrastructure as needed to meet scalability and redundancy requirements.

  SiteMinder Services

     Our professional services organization provides consulting and integration services that aid our customers in successfully implementing SiteMinder within their organizations. Our professional services include application infrastructure planning, application prototyping and integration, SiteMinder deployment, SiteMinder extensions and custom agents, and training for developers and solutions architects.

     In addition to our professional services offerings, we offer annual support maintenance contracts to each SiteMinder customer. These maintenance contracts are usually purchased at the time of the initial software purchase, and are renewed annually. We provide our customers with a variety of specialized maintenance programs ranging from standard business hours support, to more robust support plans providing 24-hour, 7 day per week coverage.

  SiteMinder Products in Development (as of September 15, 1999)

     Two additional versions of SiteMinder are currently under development for scheduled release in the next twelve months: SiteMinder Portal Edition and SiteMinder 4.0. The SiteMinder Portal Edition is being developed to provide additional support for corporate e-commerce portals. SiteMinder 4.0 is being designed to integrate with additional legacy applications, extend the current product support to additional platforms and provide integrated support for additional web and application servers.

  Other Products and Services

     In addition to the sales and marketing of SiteMinder, we are a non-exclusive distributor of Check Point Software Technologies' FireWall-1 product, complementary products from other vendors and related maintenance, consulting and training services. We sell these products and services directly to end users through a small, dedicated sales organization throughout the United States.

SALES, MARKETING AND DISTRIBUTION

     We directly market our SiteMinder software and services domestically through a field sales organization supported by inside sales representatives. We also indirectly market through strategic partnerships and other third-party relationships with vendors of Internet-related systems and application software as well as through resellers and systems integrators. As of December 31, 1998, our sales and marketing organization consisted of 34 individuals.

     Direct Sales Force. As of December 31, 1998, our direct sales force consisted of 16 individuals, 7 of whom were field sales representatives covering seven domestic regions. Our sales organization identifies prospects that have e-commerce plans and requirements, and deploys a solution-selling approach once customers are qualified. Our inside sales representatives qualify, develop and pursue leads generated through a variety of sources. Our field sales group conducts on-site meetings with accounts that have substantial product and service requirements. We target SiteMinder software and services to large, corporate customers and smaller firms that need to protect access to mission-critical information while providing the users of their applications with a personalized, seamless experience. We generally sell to e-commerce business managers, product managers, web application development managers, Internet architects, security administrators, network/systems administrators and other people responsible for analyzing and selecting e-commerce solutions. We plan to continue to focus on building our direct sales force, especially our field sales representatives, both domestically and internationally.

     Indirect Distribution. We have signed partnership agreements with several leading technology providers and systems integrators. We classify our partner companies as follows:

     - Alliance partners. Through our alliance partners, we license restricted use of our versions of our SiteMinder product to sell with their platforms or applications.

     - Systems integrators. We continue to develop partnerships with leading systems integrators to aid in the integration and systems design of our software at customer sites. We plan to utilize systems integrators as well as our internal service and support personnel to provide superior customer installation and support.

     - Resellers. We enter into agreements with selected resellers of our product.

     - ISV/Co-marketing partners. We also actively seek partnerships with companies that provide products to our customers which are complementary to SiteMinder. We work together with these vendors to provide technical integration of our product. In many cases we also work together on sales and marketing initiatives.

     Product Marketing Programs. We engage in a broad range of product marketing activities, including sponsoring seminars for prospective customers, exhibiting at targeted conferences for both the technology and financial communities, as well as providing paper and e-mail based direct mailings. We also maintain an active public relations program. This program issues press releases highlighting major customer additions, strategic partnerships and new product releases, manages relations with industry analysts and promotes coverage of the firm in the trade and business press. We devote significant resources to our web site to provide product and company information as well as customer profiles. We continue to enhance our web site with features, including interactive tours, streaming demos, presentations and seminar content online, customer and developer chat rooms and more customer application stories. In addition, we plan to launch a series of test banner campaigns on leading Internet portal sites.

     Our product marketing programs are aimed at informing customers of the capabilities and benefits of the SiteMinder solution and increasing demand across all industry segments. We plan to continue to devote significant resources to marketing our product and brand.

     In addition to the sales and marketing of SiteMinder, we are also a non-exclusive distributor of Check Point Software Technologies' FireWall-1 product, complementary products from other vendors and related maintenance, consulting and training services. We sell these products and services directly to end-users through a small, dedicated sales organization in the United States. We also benefit from marketing programs conducted by Check Point Software Technologies.

CUSTOMERS

     As of December 31, 1998, we licensed SiteMinder software to 46 end-user customers. Our customer base spans multiple industry segments, focusing primarily on financial services, high tech, government, insurance, retail and telephone companies and internet service providers.

     No single customer, including direct end users or resellers, accounted for more than 10% of our total revenues during any of the years ended December 31, 1998, 1997 and 1996.

     We also sold Check Point Software Technologies' FireWall-1 to over 300 customers and continue to provide support to most of them.

COMPETITION

     The market for secure user management products and sources is new, rapidly evolving and highly competitive. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that our ability to compete depends on many factors both within and beyond our control, including:

     - the performance, reliability, features, price and ease of use of our SiteMinder product line as compared to those of our competitors;

     - our ability to secure and maintain key strategic relationships with distributors, resellers and other partners;

     - our ability to expand both our domestic and international sales operations; and

     - the timing and market acceptance of new solutions and enhancements to existing solutions developed by us and our competitors.

     Until recently, our primary source of competition was from custom-built secure user management software developed in-house. Many of our potential customers have the resources to establish in-house software development capabilities, and some of them, from time to time, may choose to develop their own secure user management technology competitive with ours. Our primary competitors now include enCommerce and a partnership between IBM and DASCOM. We also have faced competition from web development professional services organizations. In addition, a number of other security and software companies have indicated that they offer products which may compete with ours. Additional competition may develop as the market matures and other companies begin to offer similar products, and as our product offerings expand to other segments of the marketplace. Current and potential competitors have established, or may in the future establish, cooperative selling relationships with third parties to increase the distribution of their products to the marketplace. Accordingly, it is possible that new competitors may emerge and rapidly acquire significant market share.

     Some of our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than we do. Many of these companies have broader customer relationships that can be leveraged, including relationships with many of our customers. These companies also have more established customer support and implementation services than we do. In addition, these companies may adopt aggressive pricing policies. As a result, we may not be able to maintain a competitive position against current or future competitors.

     As new participants enter the secure user management market, we will face increased competition. Potential competitors may bundle their products in a manner that discourages users from purchasing our products. It is also possible that current and potential competitors may be able to respond more quickly to new or emerging technologies or customer requirements, resulting in the acquisition of market share.

     Our FireWall-1 reseller business experiences competition from companies that offer products competing with Check Point Software Technologies' FireWall-1 product, including Axent Technologies, Cisco Systems and Trusted Information Systems. We also compete with other resellers of FireWall-1.

PRODUCT RESEARCH AND DEVELOPMENT

     The market for e-commerce security products is characterized by rapid technological change, changes in customer requirements, new product introductions and enhancements, and emerging industry standards. We devote significant time and resources to analyzing and responding to changes in the industry, such as changes in operating systems, application software, security standards and networking software and evolving customer requirements.

     E-commerce applications have significant requirements for scalability, reliability, sophisticated security and ease of administration. These increased demands drive the need for a centralized access control model for administrators and a single point of access for end-users. With the growing implementation of standards-based user directories, such as LDAP, and the proliferation of flexible and easy-to-use security products, businesses are able to take advantage of best-of-breed solutions as they deploy e-commerce applications across heterogeneous networks. We have made, and expect to continue to make, a substantial investment in research and development. In the year ended December 31, 1998, we spent approximately $2.0 million, or 42% of total revenues, on research and development of our SiteMinder product. We will continue our product development efforts for our current product, as well as developing next generation versions of our product line. As of December 31, 1998, we had 20 employees engaged in research and development activities.

     We believe our future success depends largely on our ability to enhance and broaden our existing product line to meet the evolving needs of the market. There can be no assurance that we will be able to respond effectively to technological changes or new industry standards or developments. Our operating results and business could be adversely affected if we were to incur significant delays or be unsuccessful in developing new products or enhancing our existing products, or if any such enhancements or new products do not gain market acceptance. In addition, a number of factors may cause variations in our future operating results. These include the timing of product introductions and enhancements by us or our competitors, market acceptance of new products, or customer order deferrals in anticipation of new products.

PROPRIETARY RIGHTS

     Our success and ability to compete are dependent to a significant degree on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of trademark, trade secret and copyright laws and licenses and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to signed license agreements, which impose restrictions on the licensee's ability to utilize the software. Finally, we seek to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and while we are unable to determine the extent to which piracy of our software exists, software piracy can be expected to be a persistent problem. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our property could have a material adverse effect on our business, operating results and financial condition.

     There can be no assurance that third parties will not claim infringement with respect to our current or future products. We expect that developers of web-based application software products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into terms acceptable to us or at all. A successful infringement claim against us and our failure or inability to license the infringed rights or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results.

     We integrate third-party software into our products. This third-party software may not continue to be available on commercially reasonable terms. We believe, however, there are alternative sources for such technology. If we could not maintain licenses to the third-party software included in our products, however, distribution of our products could be delayed until equivalent software could be developed or licensed and integrated into our products, which could materially adversely affect our business, operating results and financial condition.

EMPLOYEES

     As of December 31, 1998, we had a total of 64 full-time employees, of which 20 were involved in research and development, 34 in sales, marketing and customer support, and 10 in administration and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that our relationships with employees are good. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense.

                  FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

        This report and the documents incorporated in it by reference contain forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," "may," "will" and "continue" or similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. The factors discussed in the sections captioned "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" in this report and the documents incorporated in it by reference identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

        This report and the documents incorporated in it by reference contain data related to the e-commerce market. These market data have been included in studies published by the market research firms of Forrester Research and International Data Corporation. These data include projections that are based on a number of assumptions, including increasing worldwide business use of the Internet, the growth in the number of web access devices per user, the absence of any failure of the Internet, and the continued improvement of security on the Internet. If any of these assumptions is incorrect, actual results may differ from the projections based on those assumptions.

                                  RISK FACTORS

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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

     In recent years, we have incurred substantial operating losses in every fiscal period. We cannot predict when we will become profitable, if at all, and if we do, that we will remain profitable for any substantial period of time. Failure to achieve profitability within the time frame expected by investors may adversely affect the market price of our common stock. In the year ended December 31, 1998, we had a net loss of $5.2 million. As a result of ongoing operating losses, at December 31, 1998, we had an accumulated deficit of $14.6 million. We have generated relatively small amounts of SiteMinder revenues until recent fiscal quarters, while increasing expenditures in all areas, particularly in research and development and sales and marketing, in order to execute our business plan. Although we have experienced revenue growth in connection with SiteMinder in recent periods, the growth has been off of a small base, and it is unlikely that the recent growth rates are sustainable.

DISAPPOINTING QUARTERLY RESULTS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL SUBSTANTIALLY.

     Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenues or operating results fall below the expectations of investors, the price of our common stock could fall substantially.

     Our quarterly revenues may fluctuate for several reasons, including the following:

     - market acceptance of our SiteMinder products;

     - our success in obtaining follow-on sales to existing customers;

     - the long sales and deployment cycle for sales of SiteMinder licenses;

     - our ability to hire and retain personnel, particularly in services and sales and marketing;

     - the release of new versions of SiteMinder or other products; and

     - the development of our direct and indirect sales channels.

     In addition, because our revenues from services are largely correlated with our SiteMinder software revenues, a decline in SiteMinder software revenues could also cause a decline in our SiteMinder services revenues in the same quarter or in subsequent quarters. Other factors, many of which are outside our control, could also cause variations in our quarterly revenues and operating results.

     Most of our expenses, such as employee compensation and rent, are relatively fixed. Moreover, our expense levels are based, in part, on our expectations regarding future revenue increases. As a result, any shortfall in revenues in relation to our expectations could cause significant changes in our operating results from quarter to quarter and could result in increased quarterly losses.

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MARKET SITEMINDER AND RELATED SERVICES SUCCESSFULLY.

     The sale of SiteMinder licenses and related services provides a substantial majority of our total revenues. These sales accounted for 41% of our total revenues for the year ended December 31, 1998. We expect that our future financial performance will depend on SiteMinder sales. Prior to the release of SiteMinder 3.0 in June 1998, there had been very few commercial installations of SiteMinder. Since June 1998, all commercial deployments of SiteMinder have supported business-to-business web applications. Broad market acceptance of SiteMinder will depend on the development of the market for secure user management, including usage of

SiteMinder for business-to-consumer applications, and customer demand for the specific functionality of SiteMinder. We cannot be sure that either will occur. Like most technology products at an early stage of development, SiteMinder may require extensive reengineering or upgrading if it fails to meet the performance needs or expectations of our customers when shipped or contains significant software defects or bugs. If we fail in marketing SiteMinder products and services, for whatever reason, our business would be harmed.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO ENHANCE OUR SITEMINDER PRODUCT LINE AND DEVELOP NEW PRODUCTS.

     We believe our success is dependent, in large part, on our ability to enhance and broaden our SiteMinder product line to meet the evolving needs of both the business-to-business and business-to-consumer market. We cannot be sure that we will be able to respond effectively to technological changes or new industry standards or developments. In the past, we have been forced to delay introduction of several new product versions. In the future, we could be adversely affected if we incur significant delays or are unsuccessful in enhancing our SiteMinder product line or developing new products, or if any of our enhancements or new products do not gain market acceptance.

OUR PERFORMANCE DEPENDS ON OUR ABILITY TO OBTAIN FOLLOW-ON SALES.

     Customers typically place small initial orders for SiteMinder installations to allow them to evaluate its performance. Our strategy is to pursue more significant follow-on sales after these initial installations. Our financial performance depends on successful initial deployments of SiteMinder that, in turn, lead to follow-on sales. We cannot be sure that initial deployments of SiteMinder by our customers will be successful, or that we will be able to obtain follow-on sales.

WE FACE SIGNIFICANT COMPETITION FROM THE INTERNAL EFFORTS OF POTENTIAL CUSTOMERS AND FROM OTHER TECHNOLOGY COMPANIES AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

     The market for secure user management products and services is relatively immature and highly competitive. We expect the level of competition to increase as a result of the anticipated growth of e-commerce. Until recently, our primary source of competition was from secure user management software developed in-house. Many of our potential customers have the resources to establish in-house software development capabilities, and some of them, from time to time, may choose to develop their own secure user management technology that is competitive with ours. In addition, we have faced competition from web development professional services organizations. Today our primary competitors include enCommerce and the partnership between IBM and DASCOM. In addition, a number of other security and software companies have indicated that they offer products which may compete with ours. We expect that additional competitors will emerge in the future. Current and potential competitors have established, or may in the future establish, cooperative relationships with third parties to increase the availability of their products to the marketplace. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Potential competitors may have significantly greater financial, marketing, technical and other competitive resources than we have. If, in the future, a competitor chooses to bundle a competing secure user management product with other e-commerce applications, the demand for our products might be substantially reduced. Many of these factors are out of our control, and there can be no assurance that we can maintain or enhance our competitive position against current and future competitors.

THE DEVELOPMENT OF A MARKET FOR SITEMINDER IS UNCERTAIN.

     We provide secure user management solutions for web-based e-commerce applications. Our market is new and rapidly evolving. If the market for secure user management solutions does not grow at a significant rate, this will have a material adverse effect on our business, operating results and financial condition. As is typical for new and rapidly evolving industries, customer demand for recently introduced secure user management products is highly uncertain.

OUR BUSINESS WILL BE ADVERSELY AFFECTED IF THE INTERNET DOES NOT BECOME A VIABLE AND SUBSTANTIAL COMMERCIAL MEDIUM.

     Our future success depends heavily on the acceptance and wide use of the Internet for e-commerce. If e-commerce does not continue to grow or grows more slowly than expected, significant demand for SiteMinder and related services may fail to develop. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including potentially inadequate network infrastructure, slow development of enabling technologies, insufficient commercial support or privacy concerns. In addition, delays in the development or adoption of new standards and protocols required to handle increased levels of e-commerce, or increased government regulation or taxation, could cause the Internet to lose its viability as a commercial medium.

REGULATIONS OR CONSUMER CONCERNS REGARDING THE USE OF "COOKIES" ON THE INTERNET COULD REDUCE THE FUNCTIONALITY OF SITEMINDER.

     SiteMinder uses cookies to support its single sign-on functionality. A cookie is information keyed to a specific user that is stored on the hard drive of the user's computer, typically without the user's knowledge. Cookies are generally removable by the user, and can be refused by the user at the point at which the information would be stored on the user's hard drive. A number of governmental bodies and commentators in the United States and abroad have urged passage of laws limiting or abolishing the use of cookies. The passage of laws limiting or abolishing the use of cookies, or the widespread deletion or refusal of cookies by web site users, could reduce or eliminate the effectiveness of single sign-on and could reduce market demand for SiteMinder.

WE MUST HIRE AND RETAIN SKILLED PERSONNEL IN A TIGHT LABOR MARKET.

     Qualified personnel are in great demand throughout the software industry. Our success depends, in large part, upon our ability to attract, train, motivate and retain highly skilled employees, particularly software engineers, professional services personnel, sales and marketing personnel, and other senior personnel. Our failure to attract and retain the highly trained technical personnel that are integral to our product development, professional services and direct sales teams may limit the rate at which we can generate sales and develop new products or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP OUR DIRECT SALES AND INDIRECT DISTRIBUTION CHANNELS.

     To increase our revenues, we must develop our direct sales channel and increase the number of our indirect channel partners. A failure to do so could have a material adverse effect on our business, operating results and financial condition. There is intense competition for sales personnel in our business, and we cannot be sure that we will be successful in attracting, integrating, motivating and retaining sales personnel. In addition, we must increase the number of strategic partnerships and other third-party relationships with vendors of Internet-related systems and application software, resellers and systems integrators. Our existing or future channel partners may choose to devote greater resources to marketing and supporting the products of other companies. In addition, we will need to resolve potential conflicts among our sales force and channel partners.

OUR FAILURE TO EXPAND OUR PROFESSIONAL SERVICES RESOURCES COULD LIMIT THE SUCCESS OF SITEMINDER.

     Our professional services organization provides critical support to our customers' installation and deployment of SiteMinder. If we fail to expand our professional services resources, our ability to increase sales of SiteMinder may be limited. In addition, if we cannot adequately support SiteMinder installations, our customers' use of our products may fail, which could harm our reputation and hurt our business.

OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY OPERATING RESULTS.

     We have a long sales cycle because we generally need to educate potential customers regarding the use and benefits of SiteMinder. Our sales cycle varies depending on the size and type of customer contemplating a purchase and whether we have conducted business with a potential customer in the past. These potential customers frequently need to obtain approvals from multiple decision makers prior to making purchase decisions. Our long sales cycle, which can range from several weeks to several months or more, makes it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our revenues and operating results for any particular period.

OUR FAILURE TO MANAGE OUR RAPID GROWTH EFFECTIVELY COULD HURT OUR BUSINESS.

     Our failure to manage our rapid growth effectively could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. We have been experiencing a period of rapid growth that has been placing a significant strain on all of our resources. From December 31, 1997 to December 31, 1998, the number of our employees increased from 40 to 64. To manage future growth effectively we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

IF WE LOSE THE SERVICES OF BARRY BYCOFF OR ANY OTHER MEMBER OF OUR MANAGEMENT TEAM, OUR BUSINESS COULD SUFFER.

     Our future success depends, to a significant degree, on the skill, experience and efforts of Barry Bycoff, our chief executive officer, and the rest of our management team. The loss of any member of our management team could have a material adverse effect on our business, operating results and financial condition. We also depend on the ability of our officers and key employees to work effectively as a team.

AS WE EXPAND OUR INTERNATIONAL OPERATIONS, WE WILL FACE NEW RISKS TO OUR
SUCCESS.

     Historically, we have not derived a significant portion of our total revenues from sales to customers outside the United States. However, we intend to expand our international operations in the future. This expansion will require additional resources and management attention, and will subject us to new regulatory, economic and political risks. We have very little experience in international markets. As a result, we cannot be sure that our expansion into global markets will be successful. In addition, we will face new risks in doing business internationally. These risks could reduce demand for our products and services, increase the prices at which we can sell our products and services, or otherwise have an adverse effect on our operating results. Among the risks we believe are most likely to affect us are:

     - longer payment cycles and problems in collecting accounts receivable;

     - adverse changes in trade and tax regulations, including restrictions on the import and export of sensitive technologies, such as encryption technologies, that we use or may wish to use in our software products;

     - the absence or significant lack of legal protection for intellectual property rights;

     - difficulties in managing an organization spread over several countries, including complications arising from cultural, language and time differences that may lengthen sales and implementation cycles;

     - currency risks, including fluctuations in exchange rates; and

     - political and economic instability.

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR PROPRIETARY RIGHTS.

     Our success depends to a significant degree upon the protection of our software and other proprietary technology. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. We depend upon a combination of trademark, trade secret and copyright laws, license agreements and non-disclosure and other contractual provisions to protect proprietary and distribution rights in our products. In addition, we attempt to protect our proprietary information and the proprietary information of our vendors and partners through confidentiality and/or license agreements with our employees and others. Although we have taken steps to protect our proprietary technology, they may be inadequate. Existing trade secret, copyright and trademark laws offer only limited protection. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, even if we were to prevail.

CLAIMS BY OTHER COMPANIES THAT WE INFRINGE THEIR PROPRIETARY TECHNOLOGY COULD HURT OUR FINANCIAL CONDITION.

     If we discover that any of our products violated third party proprietary rights, there can be no assurance that we would be able to reengineer our product or to obtain a license on commercially reasonable terms to continue offering the product without substantial reengineering. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technology environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. Any of these events could have a material adverse effect on our business, operating results and financial condition.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF OUR PRODUCTS CONTAIN ERRORS.

     Software products as complex as ours may contain undetected errors or "bugs" that result in product failures. The occurrence of errors could result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, or damage to our efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition.

WE COULD INCUR SUBSTANTIAL COSTS RESULTING FROM PRODUCT LIABILITY CLAIMS RELATING TO OUR CUSTOMERS' USE OF OUR PRODUCTS.

     Many of the e-commerce applications supported by our products are critical to the operations of our customers' businesses. Any failure in a customer's web site or application caused or allegedly caused by our products could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we maintain general liability insurance, including coverage for errors and omissions, there can be no assurance that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

IF WE ACQUIRE OTHER COMPANIES OR BUSINESSES, WE WILL BE SUBJECT TO RISKS THAT COULD HURT OUR COMPANY.

     In the future, we may pursue acquisitions to obtain complementary products, services and technologies. An acquisition may not produce the revenues, earnings or business synergies that we anticipated, and an acquired product, service or technology might not perform as we expected. If we pursue any acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition. If we complete an acquisition, we would probably have to devote a significant amount of management resources to integrate the acquired business with our existing business.

     To pay for an acquisition, we might use our stock or cash. Alternatively, we might borrow money from a bank or other lender. If we use our stock, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity will be reduced.

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE AND YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PUBLIC OFFERING PRICE.

     Our stock price, like that of other technology companies, has been extremely volatile. The announcement of new products, services, technological innovations or distribution partners by us or our competitors, quarterly variations in our operating results, changes in revenues or earnings estimates by securities analysts and speculation in the press or investment community are among the factors affecting our stock price. In addition, our common stock is listed on the Nasdaq SmallCap Market, which may increase investors' difficulty in buying and selling our common stock, which could have the effect of increasing the volatility of our stock price.

     The stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. Recently, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

WE MAY LOSE MONEY ON FIXED-PRICE CONSULTING CONTRACTS.

     In the future, an increased portion of our SiteMinder services revenues may be derived from fixed-price contracts. We work with complex technologies in compressed time frames and it can be difficult to judge the time and resources necessary to complete a project. If we miscalculate the resources or time we need to complete work under fixed-price contracts, our operating results could be materially harmed.

LOSS OF OUR FIREWALL-1 RESELLER BUSINESS WOULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     While we recently have focused our resources on developing and marketing our SiteMinder software and services, we continue to generate a significant portion of our revenues from our sales of Check Point Software Technologies' FireWall-1 product. Our FireWall-1 reseller business experiences competition from companies that compete with FireWall-1, including Axent Technologies, Cisco Systems and Trusted Information Systems, as well as from other resellers of FireWall-1. As a result, we may not be able to maintain the current revenue levels generated by our FireWall-1 reseller business.

CERTAIN PROVISIONS OF OUR CHARTER AND OF DELAWARE LAW MAKE A TAKEOVER OF OUR COMPANY MORE DIFFICULT.

     Our corporate documents and Delaware law contain provisions that might enable our management to resist a takeover of our company. These provisions might discourage, delay or prevent a change in the control of Netegrity or a change in our management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

WE MAY BE ADVERSELY IMPACTED BY UNEXPECTED YEAR 2000 ISSUES.

     Computer systems and software must accept four digit entries to distinguish twenty-first century dates from twentieth century dates. As a result, many software and computer systems may need to be upgraded in order to be Year 2000 compliant. Significant uncertainties exist in the software industry concerning the potential effects associated with such compliance. We have assessed the impact of Year 2000 compliance on our products and systems. We cannot, however, be certain that we have identified all of the potential risks to our business that could result from matters related to the Year 2000. We have identified the following risks that you should be aware of:

     - Undetected Year 2000 problems that could affect our products. We believe that all of our versions of our SiteMinder software products were Year 2000 compliant at the time of installation. Although we have tested these products for Year 2000 compliance, we cannot be certain that these tests have detected all potential Year 2000 problems. The failure of our currently supported products to be fully Year 2000 compliant could result in claims by or liability to our customers, which could have a material adverse effect on our business and operating results. In addition, we have relied on representations of Check Point as to the Year 2000 readiness of FireWall-1. Any failure of FireWall-1 to be Year 2000 compliant may have a material adverse affect on our FireWall-1 reseller business, our customer relationships and our operating results.

     - Year 2000 problems that affect our internal systems. We believe that our internal software systems are Year 2000 compliant. Although we have tested these systems for Year 2000 compliance, we cannot be certain that these tests have detected all potential Year 2000 problems. It is possible that these systems could contain undetected problems that could cause serious and costly disruptions which would have a material adverse effect on our business and operating results.

     - Year 2000 problems that affect products and services provided to us by third parties. We have relied on certifications from our software vendors and suppliers regarding the Year 2000 readiness of products and services they provide to us. We have not conducted independent tests of these products and services. It is possible that these systems could contain undetected problems that could cause serious and costly delivery delays which would have a material adverse effect on our business and operating results.

THE YEAR 2000 ISSUE MAY CAUSE OUR CURRENT AND POTENTIAL CUSTOMERS TO DELAY IMPLEMENTING OUR SOFTWARE.

     Some of our customers and potential customers have implemented policies that prohibit or discourage changing their internal computer systems until after January 1, 2000. Our revenues may suffer if potential customers delay the purchase of our products until after January 1, 2000. Purchasing decisions may be delayed as potential customers halt development of their internal computer systems or use their information technology budgets to address Year 2000 issues. If our potential customers delay purchasing or implementing our products in preparation for the Year 2000 problem, our business could be seriously harmed.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The statement of operations data for the nine months ended December 31, 1996 and the years ended December 31, 1997 and 1998, and the balance sheet data as of December 31, 1997 and 1998, are derived from, and are qualified by reference to, consolidated financial statements audited by PricewaterhouseCoopers LLP and included elsewhere herein. The statement of operations data for the years ended March 31, 1995 and 1996 and the balance sheet data as of March 31, 1995, March 31, 1996 and December 31, 1996, are derived from audited consolidated financial statements not included herein. The statement of operations data for the pro forma twelve months ended December 31, 1996 and the nine months ended December 31, 1997, are unaudited. The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information set forth therein. Historical results are not necessarily indicative of operating results to be expected in the future.

                                                        NINE MONTHS        PRO FORMA
                                     YEARS ENDED           ENDED         TWELVE MONTHS      YEARS ENDED
                                      MARCH 31,        DECEMBER 31,          ENDED         DECEMBER 31,
                                    --------------   -----------------   DECEMBER 31,    -----------------
                                    1995     1996     1996      1997         1996         1997      1998
                                    -----   ------   -------   -------   -------------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  SiteMinder software.............     --       --        --   $   237           --      $   237   $ 1,483
  SiteMinder services.............     --       --        --        12           --           12       468
  Other...........................  $ 959   $3,725   $ 3,637     3,497      $ 4,966        4,484     2,840
                                    -----   ------   -------   -------      -------      -------   -------
  Total revenues..................    959    3,725     3,637     3,746        4,966        4,733     4,791
Cost of revenues..................    488    2,173     2,176     1,935        2,931        2,470     1,764
                                    -----   ------   -------   -------      -------      -------   -------
Gross profit......................    471    1,552     1,461     1,811        2,035        2,263     3,027
Selling, general and
  administrative expenses.........    305    1,178     2,303     4,487        2,702        5,509     6,395
Research and development costs....     --       --       705       927          705        1,028     1,991
                                    -----   ------   -------   -------      -------      -------   -------
Income (loss) from operations.....    166      374    (1,547)   (3,603)      (1,372)      (4,274)   (5,359)
Interest income (expense), net....     (1)      20       181       124          188          203       130
Share of loss from investment in
  Encotone, Inc. .................     --       --       (40)      (76)         (40)        (132)       --
Write off of investment in
  Encotone LTD....................     --       --        --    (1,049)          --       (1,049)       --
                                    -----   ------   -------   -------      -------      -------   -------
Income (loss) from continuing
  operations......................    165      394    (1,406)   (4,604)      (1,224)      (5,252)   (5,229)
Income (loss) from discontinued
  operations......................     31     (240)     (520)       --         (735)          --        --
Gain on sale of assets of
  discontinued operations.........     --       --     6,000        --        6,000           --        --
                                    -----   ------   -------   -------      -------      -------   -------
Income (loss) before provision for
  income taxes....................    196      154     4,074    (4,604)       4,041       (5,252)   (5,229)
Provision for income taxes........     --       25       (74)       --          (74)          --        --
                                    -----   ------   -------   -------      -------      -------   -------
Net income (loss).................  $ 196   $  129   $ 4,000   $(4,604)     $ 3,967      $(5,252)  $(5,229)
                                    =====   ======   =======   =======      =======      =======   =======
Basic and diluted earnings per
  share:
  From continuing operations......  $0.02   $ 0.05   $ (0.16)  $ (0.50)     $ (0.12)     $ (0.57)  $ (0.56)
  From operation of discontinued
    operations....................     --    (0.03)    (0.06)       --        (0.07)          --        --
  Gain on sale of assets..........     --       --      0.67        --         0.61           --        --
                                    -----   ------   -------   -------      -------      -------   -------
  Net income (loss)...............  $0.02   $ 0.02   $  0.45   $ (0.50)     $  0.40      $ (0.57)  $ (0.56)
                                    =====   ======   =======   =======      =======      =======   =======
Weighted average shares
  outstanding.....................  8,710    8,835     8,944     9,209        9,901        9,279     9,362

                                                        MARCH 31,               DECEMBER 31,
                                                    -----------------    ---------------------------
                                                     1995      1996       1996       1997      1998
                                                    ------    -------    -------    ------    ------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.........................  $  672    $ 1,410    $ 6,791    $2,134    $1,175
Working capital...................................     651        401      4,629         9        47
Total assets......................................   9,170     10,456     10,259     4,849     4,225
Total stockholders' equity........................   1,950      1,903      6,149     1,016       996

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and related notes appearing elsewhere in this prospectus. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements, as described under "Forward-Looking Statements and Industry Data."

OVERVIEW

     We are a leading provider of software and services for managing and controlling user access to web-based e-commerce applications. We introduced our flagship product, SiteMinder, with the first commercial release of SiteMinder
2.0 in November 1997. In June 1998, we began shipment of SiteMinder 3.0, the first commercially available directory-enabled secure user management solution for web-based e-commerce applications. We changed our fiscal year end from March 31 to December 31, effective with the fiscal period ending December 31, 1996. The financial statements for the period ended December 31, 1996 reflect our operating results for the nine months then ended.

     We derive our revenues from the sale of SiteMinder software and services and from revenues related to the resale of Check Point Software Technologies' FireWall-1 software product. SiteMinder software revenues are derived from the sale of SiteMinder product licenses. SiteMinder service revenues are derived from fees related to the implementation and maintenance of SiteMinder and training on the SiteMinder product. Other revenues are derived from the resale, through a dedicated sales organization, of FireWall-1, complementary products from other vendors and related maintenance, consulting and training services. SiteMinder software revenues accounted for 31% of total revenues in the year ended December 31, 1998 and 5% of total revenues in the year ended December 31, 1997. SiteMinder services revenues accounted for 10% of total revenues in the year ended December 31, 1998 and less than 1% of total revenues in the year ended December 31, 1997. Other revenues accounted for 59% of total revenues in the year ended December 31, 1998 and 95% of total revenues in the year ended December 31, 1997. We expect SiteMinder software and services revenues to increase as a percentage of total revenues.

     We recognize our SiteMinder and other software license revenues in accordance with Statement of Position 97-2, "Software Revenue Recognition." Statement of Position 97-2 generally requires revenues earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. We generally recognize revenues allocated to software licenses upon delivery of the software products, provided that we have no remaining significant obligations with regard to implementation, the license fee is fixed or determinable and collection of the fee is probable. Revenues derived from arrangements with resellers of our products are not recognized until the software is shipped to the end user. Generally, the price of a SiteMinder license is based upon a specified number of directory server users. The price per licensed user decreases as the number of licensed users increases. Our SiteMinder and other customers often contract for maintenance, which provides them with new releases of software and various technical support and services for a specified period which is typically one year. These agreements are generally separately negotiated and priced based on a percentage of software license revenues. We recognize maintenance revenues from these contracts ratably over the contractual period. We provide consulting and training services on either a daily rate or fixed-cost basis. We recognize revenues from the sale of consulting services provided at a daily rate ratably over the support term and revenues from the sale of consulting and training services provided on a fixed cost basis as the services are performed.

     We currently sell our SiteMinder products through a combination of our direct sales force, worldwide resellers and licensees. We anticipate that the percentage of our revenues derived outside of North America will increase. Increasing our international sales may subject us to risks, many of which are outside our control, including economic uncertainties, currency fluctuations, political instability and uncertain cultural and regulatory environments.

     We record cash receipts from customers and billed amounts due from customers in excess of recognized revenues as deferred revenue. The timing and amount of cash receipts from customers can vary significantly depending on specific contract terms and therefore can have a significant impact on the amount of deferred revenues in any given period.

     Our gross profit is impacted by, among other things, royalties due to third parties for technology included in our products, product fulfillment costs, and salaries and related expenses for our consulting, education and technical support services organizations, and the associated cost of training facilities. In addition, our gross profit is impacted by the mix of software versus services revenues. We anticipate that, as SiteMinder software revenues increase as a percentage of total revenues, our gross profit will increase because our costs associated with SiteMinder software revenues are lower than the costs associated with our other products and services.

     Our operating expenses are classified into two general categories: sales, general and administrative and research and development. Sales, general and administrative expenses consist primarily of salaries and other related costs for sales, administrative and marketing personnel, sales commissions, travel, legal and accounting services, public relations, marketing materials, trade shows and certain facilities-related expenses. Research and development expenses consist primarily of personnel costs to support product development.

     We record software development costs in accordance with Financial Accounting Standards Board Statement No. 86. In the year ended December 31, 1998, we capitalized $282,000 of research and development costs as a result of our realizing technological feasibility. Capitalized software costs, net of amortization, is $176,000 at December 31, 1998.

     Since 1996, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our research and development, sales, marketing and professional services departments, and to establish an administrative organization. We have incurred net losses in each fiscal quarter since 1996 and had an accumulated deficit of $14.6 million as of December 31, 1998. We anticipate that our operating expenses will increase substantially in future quarters as we increase sales and marketing operations, expand distribution channels, increase research and development, broaden professional services, expand facilities and support, and improve operational and financial systems. Accordingly, we expect to incur additional losses through at least 2000.

     Although we have experienced significant growth in revenues in recent periods, that growth has been from a relatively small base, and there can be no assurance that those growth rates are sustainable. Therefore, historical growth rates should not be considered indicative of future operating results. There can also be no assurance that we will be able to continue to increase our revenues or attain profitability or, if increases in revenue and profitability are achieved, that they can be sustained. We believe that the period-to-period comparisons of our historical operating results are not meaningful and should not be relied upon as an indication of future performance.

     As of December 31, 1998, we had net operating loss carryforwards of $12.9 million available for federal purposes to reduce future taxable income expiring on various dates through 2018. Provisions of the Internal Revenue Code may limit the net operating loss available for use in any given year, based upon significant past or future changes of our ownership.

     As of June 28, 1996, we completed the divestiture of our catalog-related business, consisting of The Programmer's SuperShop catalog and web site, the corporate sales group, SDC Germany and SDC Communications. We incurred $2.6 million in expenses and write-offs related to the divestiture and realized a gain of $6.0 million from the sale of assets. We utilized a portion of our available operating loss carryforwards at that time to decrease the amount of federal and state corporate income taxes.

RESULTS OF OPERATIONS

     The following table presents statement of operations data as percentages of total revenues for the periods indicated:

                                                 NINE MONTHS      PRO FORMA
                                                    ENDED       TWELVE MONTHS   YEARS ENDED
                                                DECEMBER 31,        ENDED       DECEMBER 31,
                                                -------------   DECEMBER 31,    ------------
                                                1996    1997        1996        1997    1998
                                                ----    -----   -------------   ----    ----
STATEMENT OF OPERATIONS DATA:
Revenues:
  SiteMinder software.........................   --        7%         --           5%     31%
  SiteMinder services.........................   --       --          --          --      10
  Other.......................................  100%      93         100%         95      59
                                                ---     ----         ---        ----    ----
  Total revenues..............................  100      100         100         100     100
Cost of revenues..............................   60       52          59          52      37
                                                ---     ----         ---        ----    ----
Gross profit..................................   40       48          41          48      63
Selling, general and administrative
  expenses....................................   63      120          54         116     133
Research and development costs................   20       24          15          22      42
                                                ---     ----         ---        ----    ----
Loss from operations..........................  (43)     (96)        (28)        (90)   (112)
Interest income (expense), net................    5        3           4           4       3
Share of loss from investment in Encotone,
  Inc.........................................   (1)      (2)         (1)         (3)     --
Write off of investment in Encotone LTD.......   --      (28)         --         (22)     --
                                                ---     ----         ---        ----    ----
Loss from continuing operations...............  (39)    (123)        (25)       (111)   (109)
Loss from discontinued operations.............  (14)      --         (15)         --      --
Gain on sale of assets of discontinued
  operations..................................  165       --         121          --      --
                                                ---     ----         ---        ----    ----
Income (loss) before provision for income
  taxes.......................................  112     (123)         81        (111)   (109)
Provision for income taxes....................   (2)      --          (1)         --      --
                                                ---     ----         ---        ----    ----
Net income (loss).............................  110%    (123)%        80%       (111)%  (109)%
                                                ===     ====         ===        ====    ====

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues. Total revenues increased by $58,000, or 1%, to $4.8 million in the year ended December 31, 1998, from $4.7 million in the year ended December 31, 1997.

     SiteMinder software revenues increased by $1.2 million, or 526%, to $1.5 million in the year ended December 31, 1998, from $237,000 in the year ended December 31,1997. The first commercial release of SiteMinder was version 2.0 in November 1997. SiteMinder 3.0 was released in June 1998, after which revenues increased each quarter.

     SiteMinder services revenues increased by $456,000 to $468,000 in the year ended December 31, 1998, from $12,000 in the year ended December 31, 1997. As the number of SiteMinder software customers grew in 1998, support and consulting services grew accordingly.

     Other revenues decreased by $1.6 million, or 37%, to $2.8 million in the year ended December 31, 1998, from $4.5 million in the year ended December 31, 1997. This decrease is a result of our de-emphasis on the FireWall-1 related products and services as we shifted resources to SiteMinder products and services.

     Gross profit. Gross profit increased by $764,000, or 34%, to $3.0 million in the year ended December 31, 1998, from $2.3 million in the year ended December 31, 1997. The increase in SiteMinder software revenues resulted in higher gross profit due to lower costs of sales associated with SiteMinder software revenues.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $886,000, or 16%, to $6.4 million in the year ended December 31, 1998, from $5.5 million in the year ended December 31, 1997. This increase was primarily a result of our continuing to build our sales and marketing infrastructure to support planned growth in sales of our SiteMinder product and services.

     Research and development costs. Research and development costs, net of capitalized software, increased by $963,000, or 94%, to $2.0 million in the year ended December 31, 1998, from $1.0 million in the year ended December 31, 1997. In the year ended December 31, 1997, we capitalized $310,000 of research and development costs, net of amortization, as a result of our realizing technological feasibility. Capitalized software costs, net of amortization, were $176,000 at December 31, 1998.

     Interest income (expense), net. Net interest income decreased $73,000, or 36%, to $130,000 in the year ended December 31, 1998, from $203,000 in the year ended December 31, 1997. This decrease was mainly attributable to a lower average cash balance in 1998.

  Nine Months Ended December 31, 1997 Compared to Nine Months Ended December 31, 1996

     Revenues. Total revenues increased by $109,000, or 3%, to $3.7 million in the nine months ended December 31, 1997, from $3.6 million in the nine months ended December 31, 1996.

     SiteMinder software revenues were $237,000 in the nine months ended December 31, 1997. There were no SiteMinder software revenues in the nine months ended December 31, 1996.

     SiteMinder services revenues were $12,000 in the nine months ended December 31, 1997. There were no SiteMinder services revenues in the nine months ended December 31, 1996.

     Other revenues decreased by $140,000, or 4%, to $3.5 million in the nine months ended December 31, 1997, from $3.6 million in the nine months ended December 31, 1996. This decrease resulted from our decision to eliminate hardware sales associated with the sale of FireWall-1 products during 1996, which was partially offset by an increase in network security consulting fees.

     Gross profit. Gross profit increased by $350,000, or 24%, to $1.8 million in the nine months ended December 31, 1997, from $1.5 million in the nine months ended December 31, 1996.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $2.2 million, or 95%, to $4.5 million in the nine months ended December 31, 1997, from $2.3 million in the nine months ended December 31, 1996. This increase resulted from building our management and development staff infrastructure to bring our SiteMinder product to market.

     Research and development costs. Research and development costs, net of capitalized software, increased by $222,000, or 31%, to $927,000 in the nine months ended December 31, 1997, from $705,000 in the nine months ended December 31, 1996. In the nine months ended December 31, 1997, we capitalized $344,000 of research and development expenditures, net of amortization, as a result of our realizing technological feasibility. We did not capitalize any research and development expenditures in the nine months ended December 31, 1996. Capitalized software costs, net of amortization, were $310,000 at December 31, 1997.

     Interest income (expense), net. Net interest income decreased by $57,000, or 31%, to $124,000 in the nine months ended December 31, 1997, from $181,000 in the nine months ended December 31, 1996. This decrease is mainly attributable to a lower average cash balance in the nine months ended December 31, 1997.

  Year Ended December 31, 1997 Compared to Pro Forma Twelve Months Ended December 31, 1996

     Revenues. Total revenues decreased by $233,000, or 5%, to $4.7 million in the year ended December 31, 1997, from $5.0 million in the pro forma twelve months ended December 31, 1996.

     SiteMinder software revenues were $237,000 in the twelve months ended December 31, 1997. There were no SiteMinder software revenues in the pro forma twelve months ended December 31, 1996.

     SiteMinder services revenues were $12,000 in the twelve months ended December 31, 1997. There were no SiteMinder services revenues in the pro forma twelve months ended December 31, 1996.

     Other revenues decreased by $482,000, or 10%, to $4.5 million in the twelve months ended December 31, 1997, from $5.0 million in the pro forma twelve months ended December 31, 1996. This decrease resulted from our decision to eliminate hardware sales associated with the sale of FireWall-1 products during 1996.

     Gross profit. Gross profit increased by $228,000, or 11%, to $2.3 million in the year ended December 31, 1997, from $2.0 million in the pro forma twelve months ended December 31, 1996. The increase in gross profit was attributable to our elimination of hardware sales, as described above, which produced lower gross profits.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $2.8 million, or 104%, to $5.5 million in the year ended December 31, 1997, from $2.7 million in the pro forma twelve months ended December 31, 1996. This increase was a result of the expansion of our sales and management to bring to market our SiteMinder product to market and to manage our growth.

     Research and development costs. Research and development costs, net of capitalized software, increased by $323,000, or 46%, to $1.0 million in the year ended December 31, 1997, from $705,000 in the pro forma twelve months ended December 31, 1996. In the year ended December 31, 1997, we capitalized $310,000 of research and development expenditures, net of amortization, as a result of our realizing technological feasibility. No costs were capitalized in the pro forma twelve months ended December 31, 1996.

QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth unaudited quarterly financial data for each of our last two fiscal years and those data expressed as percentages of our total revenues for the respective quarters. This information has been derived from unaudited consolidated financial statements that, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the quarterly information. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

                                                                 QUARTERS ENDED
                            -----------------------------------------------------------------------------------------
                            MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                              1997        1997       1997        1997       1998        1998       1998        1998
                            ---------   --------   ---------   --------   ---------   --------   ---------   --------
                                                                 (IN THOUSANDS)
STATEMENT OF OPERATIONS
  DATA:
Revenues:
  SiteMinder software.....       --          --          --    $   237     $   131    $   242     $   411    $   700
  SiteMinder services.....       --          --          --         12          39         87         110        231
  Other...................   $  987     $ 1,184     $ 1,120      1,193         640        725         736        739
                             ------     -------     -------    -------     -------    -------     -------    -------
  Total revenues..........      987       1,184       1,120      1,442         810      1,054       1,257      1,670
Cost of revenues..........      535         700         571        664         509        444         431        579
                             ------     -------     -------    -------     -------    -------     -------    -------
Gross profit..............      452         484         549        778         301        610         826      1,091
Selling, general and
  administrative
  expenses................    1,022       1,273       1,502      1,527       1,385      1,535       1,504      1,772
Research and development
  costs...................      101         185         304        623         421        452         500        618
                             ------     -------     -------    -------     -------    -------     -------    -------
Loss from operations......     (671)       (974)     (1,257)    (1,372)     (1,505)    (1,377)     (1,178)    (1,299)
Interest income (expense),
  net.....................       79          63          43         18          32         37          31         30
Share of loss from
  investment in Encotone,
  Inc.....................      (56)        (48)        (20)        (8)         --         --          --         --
Write off of investment in
  Encotone LTD. ..........       --      (1,000)        (49)        --          --         --          --         --
                             ------     -------     -------    -------     -------    -------     -------    -------
Loss before provision for
  income taxes............     (648)     (1,959)     (1,283)    (1,362)     (1,473)    (1,340)     (1,147)    (1,269)
Provision for income
  taxes...................       --          --          --         --          --         --          --         --
                             ------     -------     -------    -------     -------    -------     -------    -------
    Net loss..............   $ (648)    $(1,959)    $(1,283)   $(1,362)    $(1,473)   $(1,340)    $(1,147)   $(1,269)
                             ======     =======     =======    =======     =======    =======     =======    =======


                                                                 QUARTERS ENDED
                            -----------------------------------------------------------------------------------------
                            MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                              1997        1997       1997        1997       1998        1998       1998        1998
                            ---------   --------   ---------   --------   ---------   --------   ---------   --------
AS A PERCENTAGE OF TOTAL
  REVENUES:
Revenues:
  SiteMinder software.....       --          --          --         16%         16%        23%         33%        42%
  SiteMinder services.....       --          --          --          1           5          8           9         14
  Other...................      100%        100%        100%        83          79         69          58         44
                             ------     -------     -------    -------     -------    -------     -------    -------
  Total revenues..........      100         100         100        100         100        100         100        100
Cost of revenues..........       54          59          51         46          63         42          34         35
                             ------     -------     -------    -------     -------    -------     -------    -------
Gross profit..............       46          41          49         54          37         58          66         65
Selling, general and
  administrative
  expenses................      104         108         134        106         171        146         120        106
Research and development
  costs...................       10          15          27         43          52         43          40         37
                             ------     -------     -------    -------     -------    -------     -------    -------
Loss from operations......      (68)        (82)       (112)       (95)       (186)      (131)        (94)       (78)
Interest income (expense),
  net.....................        8           5           4          1           4          4           3          2
Share of loss from
  investment in Encotone,
  Inc.....................       (6)         (4)         (2)        (1)         --         --          --         --
Write off of investment in
  Encotone LTD. ..........       --         (84)         (4)        --          --         --          --         --
                             ------     -------     -------    -------     -------    -------     -------    -------
Loss before provision for
  income taxes............      (66)       (165)       (115)       (95)       (182)      (127)        (91)       (76)
Provision for income
  taxes...................       --          --          --         --          --         --          --         --
                             ------     -------     -------    -------     -------    -------     -------    -------
Net loss..................      (66)%      (165)%      (115)%      (95)%      (182)%     (127)%       (91)%      (76)%
                             ======     =======     =======    =======     =======    =======     =======    =======


     Our total SiteMinder-related revenues have increased in each quarter following the release of SiteMinder 3.0 in June 1998. The increase in each quarter has been due to the increase in the number of our customers. This resulted from increased market awareness and acceptance of our SiteMinder software, expansion of our sales organization and increased SiteMinder services revenues, which reflect the growth in the installed base of product licenses.

     Gross profit has increased in conjunction with our increases in SiteMinder software revenues.

     Our selling, general and administrative expenses have generally increased on a quarterly basis, primarily as a result of the timing and number of additions in personnel and compensation and the timing, number and significance of specific marketing and sales activities, such as trade shows and other promotional activities. Our research and development costs have varied from quarter to quarter primarily as a result of the timing and number of additions of personnel and related compensation costs.

     In addition, a variety of factors, many of which are outside of our control, may affect our quarterly operating results. These factors include:

     - market acceptance of our SiteMinder products;

     - our success in obtaining follow-on sales to existing customers;

     - the long sales and deployment cycle for sales of SiteMinder licenses;

     - our ability to hire and retain personnel, particularly in services and sales and marketing;

     - the release of new versions of SiteMinder or other products; and

     - the development of our direct and indirect sales channels.

     The limited history of deployment of our SiteMinder product and the undeveloped nature of the market for web-based e-commerce applications make predicting future revenues difficult. Our expense levels are based, in part, on our expectations regarding future revenue increases, and to a large extent such expenses are fixed, particularly in the short term. There can be no assurance that our expectations regarding future revenues are accurate. Moreover, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenues in relation to our expectations would likely cause a significant increase in our net loss, or a significant decrease in our net income, for that period.

     Due to the foregoing factors, our operating results are difficult to forecast. We believe that period-to-period comparisons of our historical operating results are not meaningful and should not be relied upon as an indication of future performance. Also, our operating results may fall below the expectations of securities analysts or investors in some future quarter and, as a result, the market price of our common stock could decrease significantly.

LIQUIDITY AND CAPITAL RESOURCES

     In recent years, we have funded our operations primarily from sales of securities.

     Cash used for operating activities in the year ended December 31, 1998 was $5.8 million, primarily due to a net loss of $5.2 million and an increase in accounts receivable, partially offset by increases in accounts payable, accrued expenses and deferred revenue.

     Cash used for investing activities was $301,000 in the year ended December 31, 1998. Investing activities for the periods consisted primarily of the purchases of equipment, consisting largely of computer servers, workstations and networking equipment.

     Cash provided by financing activities in the year ended December 31, 1998 was $5.2 million, primarily due to our issuance of preferred stock and warrants for net proceeds totaling $5.0 million.

     As of December 31, 1998, our primary financial commitments consisted of obligations outstanding under operating leases.

     As of December 31, 1998, we had cash and cash equivalents totaling $1.2 million. On February 8, 1999, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with an institutional investor and the Pequot Entities. Pursuant to the terms of the Stock Purchase Agreement, the Company sold 795,651 shares of Common Stock at $5.75 per share.

     In recent years, we have significantly increased our operating expenses. We anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses and capital expenditures will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to our business. We believe that the net proceeds of the February 8, 1999 sale of stock, together with our existing cash and cash equivalent balances, will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or obtain additional credit facilities. The issuance of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

  State of Readiness

     We have completed our initial assessment and testing of products, systems and processes with respect to the "Year 2000" issue. We plan to continue our assessment and testing of products, systems and processes in 1999.

  Products

     All dates used within our SiteMinder 3.0 product utilize a standard four-digit year format. SiteMinder 3.0 has been tested by configuring a test environment with the system dates on the test computers set to various dates in the twenty-first century. SiteMinder 3.0 was then put through a regression test and the output verified with previous test runs with no errors. We have verified that when used properly and in conformity with the product information we supply, SiteMinder 3.0 will accurately store, display, process, provide and receive data from, into and between 1999 and 2000, including leap year calculations, provided that all other technology used in combination with SiteMinder 3.0 properly exchanges date data with SiteMinder 3.0.

     The assessment of whether a complete system or device in which SiteMinder
3.0 is embedded will operate correctly for an end user depends in large part on the year 2000 readiness of the system's other components, most of which are supplied by parties other than our company. Users must test their unique combination of hardware, system software, and transaction and application software in order to assess the Year 2000 capability of a user's particular system. In addition, we have relied on representations of Check Point Software Technologies as to the Year 2000 readiness of FireWall-1. Any failure of FireWall-1 to be Year 2000 compliant may have a material adverse effect on our FireWall-1 reseller business, our customer relationships and our operating results.

  Internal Systems and Processes

     We have completed our assessment of our internal systems and processes, including computers and related systems, office and facilities equipment, including fax machines, photocopiers, telephone switches, security systems and other common devices that may be affected by the Year 2000 problem. Based on our assessment to date, we believe that all of our other internal systems and processes will be Year 2000 capable.

  Third-Party Vendors and Suppliers

     We have reviewed Year 2000 statements provided by our significant vendors. We have not independently verified Year 2000 statements made by third parties, and we can express no assurances as to the Year 2000 compliance status of third parties. We may not be able to know with certainty whether vendors are compliant. Failure of critical vendors to achieve Year 2000 compliance could result in delayed deliveries of products and services to us. If those delays are extensive, they could have a material adverse effect on our business.

  Costs of Year 2000 Compliance

     All costs related to Year 2000 issues are being expensed as incurred. We do not expect the total costs of evaluation and testing to be material. Other potential costs may include updating of computer software and hardware, as well as other out-of-pocket costs. Costs associated with Year 2000 issues totaled approximately $50,000 through December 31, 1998. We anticipate that we may incur up to an additional $150,000 in future costs associated with our Year 2000 readiness.

  Risks of Year 2000 Issues

     Although we believe we are taking prudent action related to the identification and resolution of issues related to the Year 2000 problem, our assessment is still in progress. Our failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, normal business activities. An interruption or failure could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty of the Year 2000 readiness of third parties, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material adverse impact on our results of operations, liquidity or financial position. Our assessment, testing and contingency planning are expected to reduce, but not eliminate, our level of uncertainty about the Year 2000 issue and the readiness of third parties. We believe that the completion of our assessment, testing and contingency planning should reduce the possibility of significant interruptions to normal operations.

  Contingency Plan

     Based on our assessments to date, we believe our existing internal systems and procedures, including our standard redundant systems and servers, will enable us to continue to deliver our software in 2000 without significant interruption. As a result, we do not intend to formulate a detailed contingency plan for Year 2000 failures. We do not plan to assess the specific Year 2000 compliance of external forces such as utility and transportation systems or Year 2000 compliance failures that might generally affect industry and commerce. Any Year 2000 failure of this type, or any other significant unforeseen Year 2000 failure, could have a material adverse effect on our business and operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, or SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 became effective for us beginning January 1, 1999. The adoption of this statement to have a material effect on our financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement initially was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 -- An amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137, is effective for our fiscal quarters beginning after January 1, 2000. We do not expect our adoption of SFAS 133 to have a material effect on our financial position or results of operations.

     In December 1998, the Accounting Standards Executive Committee, or AcSEC, issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting and (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements. All revenue recognition criteria of SOP 97-2 and SOP 98-9 will be effective for our transactions entered into beginning in our year ending December 31, 2000. We do not expect SOP 98-9 to have a material effect on our financial position or results of operations.

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

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
  and Stockholders of Netegrity, Inc.

     In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Netegrity, Inc. (the "Company") at December 31, 1997 and 1998, and the results of its operations and its cash flows for the nine months ended December 31, 1996, and for the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 8, 1999

                                NETEGRITY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1998
                                                              -----------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 2,133,586   $  1,174,625
  Escrow receivable (Note F)................................      600,000             --
  Accounts receivable-trade, net of allowance for doubtful
    accounts of $64,460 at December 31, 1997; $247,063 at
    December 31, 1998.......................................      791,369      1,746,645
  Deferred maintenance asset................................      304,721        308,926
  Prepaid rent..............................................           --         30,163
  Other current assets......................................        8,252         15,848
                                                              -----------   ------------
    TOTAL CURRENT ASSETS....................................    3,837,928      3,276,207
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET (Note B)..........      585,055        736,341
CAPITALIZED SOFTWARE COSTS, NET.............................      309,891        175,629
OTHER ASSETS:
  Investment in Encotone, Inc. (Note C).....................       78,199             --
  Other.....................................................       37,438         37,114
                                                              -----------   ------------
    TOTAL OTHER ASSETS......................................      115,637         37,114
                                                              -----------   ------------
TOTAL ASSETS................................................  $ 4,848,511   $  4,225,291
                                                              ===========   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable-trade....................................  $ 1,507,071   $    897,734
  Deferred revenue..........................................           --        285,857
  Accrued bonus.............................................      215,000        160,687
  Accrued commissions.......................................       64,722        180,328
  Other accrued expenses....................................    1,355,533        766,898
  Deferred maintenance liability............................      667,416        938,004
  Current portion of capital lease obligations..............       19,068             --
                                                              -----------   ------------
    TOTAL CURRENT LIABILITIES...............................    3,828,810      3,229,508
LONG-TERM CAPITAL LEASE OBLIGATIONS.........................        3,653             --
                                                              -----------   ------------
TOTAL LIABILITIES...........................................    3,832,463      3,229,508
COMMITMENTS AND CONTINGENCIES (Note D)......................           --             --
STOCKHOLDERS' EQUITY:
  Preferred stock, Series D voting; $.01 par value;
    3,333,333 shares issued and outstanding at December 31,
    1998 (aggregate liquidation value, $4,999,999.50).......           --         33,333
  Common stock, voting, $.01 par value; 25,000,000 shares
    authorized; 9,279,346 shares issued and 9,254,245 shares
    outstanding at December 31, 1997; 9,425,446 shares
    issued and 9,400,345 shares outstanding at December 31,
    1998 ...................................................       92,793         94,254
  Additional paid-in capital................................   10,578,330     15,780,049
  Cumulative translation adjustment.........................       28,028             --
  Cumulative deficit........................................   (9,399,446)   (14,628,196)
  Loan to officer (Note E)..................................     (200,000)      (200,000)
                                                              -----------   ------------
                                                                1,099,705      1,079,440
Less -- Treasury Stock, at cost: 25,101 shares..............      (83,657)       (83,657)
                                                              -----------   ------------
TOTAL STOCKHOLDERS' EQUITY..................................    1,016,048        995,783
                                                              -----------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $ 4,848,511   $  4,225,291
                                                              ===========   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                      NINE MONTHS ENDED   YEARS ENDED DECEMBER 31,
                                        DECEMBER 31,      -------------------------
                                            1996             1997          1998
                                      -----------------   -----------   -----------
Revenues:
  SiteMinder software...............              --      $   237,217   $ 1,483,296
  SiteMinder services...............              --           12,012       467,568
  Other.............................     $ 3,637,037        4,483,420     2,840,253
                                         -----------      -----------   -----------
  Total revenues....................       3,637,037        4,732,649     4,791,117
Cost of revenues....................       2,175,626        2,469,891     1,763,825
                                         -----------      -----------   -----------
Gross profit........................       1,461,411        2,262,758     3,027,292
Selling, general and administrative
  expenses..........................       2,303,478        5,508,813     6,394,918
Research and development costs......         705,298        1,028,094     1,991,239
                                         -----------      -----------   -----------
Loss from operations................      (1,547,365)      (4,274,149)   (5,358,865)
Interest income (expense), net......         181,881          203,205       130,115
Share of loss from investment in
  Encotone, Inc.....................         (40,000)        (131,801)           --
Write off of investment in Encotone
  LTD...............................              --       (1,049,151)           --
                                         -----------      -----------   -----------
Loss from continuing operations.....      (1,405,484)      (5,251,896)   (5,228,750)
Loss from discontinued operations...        (520,245)              --            --
Gain on sale of assets of
  discontinued operations...........       6,000,000               --            --
                                         -----------      -----------   -----------
Income (loss) before provision for
  income taxes......................       4,074,271       (5,251,896)   (5,228,750)
Provision for income taxes..........          74,300               --            --
                                         -----------      -----------   -----------
Net income (loss)...................     $ 3,999,971      $(5,251,896)  $(5,228,750)
                                         ===========      ===========   ===========
Basic and diluted earnings per
  share:
  From continuing operations........     $     (0.16)     $     (0.57)  $     (0.56)
  From operation of discontinued
    operations......................           (0.06)              --            --
  Gain on sale of assets............            0.67               --            --
                                         -----------      -----------   -----------
  Net income (loss).................     $      0.45      $     (0.57)  $     (0.56)
                                         ===========      ===========   ===========
Weighted average shares
  outstanding.......................       8,944,000        9,279,000     9,362,000

   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     ADDITIONAL    CUMULATIVE
                              PREFERRED    COMMON      PAID-IN     TRANSLATION    CUMULATIVE     LOAN TO    TREASURY
                                STOCK      STOCK       CAPITAL     ADJUSTMENT      DEFICIT       OFFICER     STOCK
                              ---------   --------   -----------   -----------   ------------   ---------   --------
BALANCE AT
  MARCH 31, 1996............   $ 6,283    $ 81,979   $10,024,710     $21,569     $ (8,147,521)         --   $(83,657)
Net income(loss)............        --          --            --          --        3,999,971          --         --
Conversion of Preferred
  Stock (628,330
  shares) -- Series C.......    (6,283)      6,283            --          --               --          --         --
Issuance of Common Stock
  (378,729 shares)..........        --       3,787       435,844          --               --          --         --
Translation adjustment......        --          --            --       6,459               --          --         --
Loan to officer (Note E)....        --          --            --          --               --   $(200,000)        --
                               -------    --------   -----------     -------     ------------   ---------   --------
BALANCE AT DECEMBER 31,
  1996......................        --      92,049    10,460,554      28,028       (4,147,550)   (200,000)   (83,657)
                               -------    --------   -----------     -------     ------------   ---------   --------
Net income(loss)............        --          --            --          --       (5,251,896)         --         --
Issuance of Common Stock
  (74,400 shares)...........        --         744       117,776          --               --          --         --
                               -------    --------   -----------     -------     ------------   ---------   --------
BALANCE AT DECEMBER 31,
  1997......................        --      92,793    10,578,330      28,028       (9,399,446)   (200,000)   (83,657)
                               -------    --------   -----------     -------     ------------   ---------   --------
Net income(loss)............        --          --            --          --       (5,228,750)         --         --
Issuance of Preferred Stock
  (3,333,333 shares) --
  Series D..................    33,333          --     4,916,668          --               --          --         --
Issuance of Common Stock
  (146,100 shares)..........        --       1,461       257,023          --               --          --         --
Translation adjustment......        --          --        28,028     (28,028)              --          --         --
                               -------    --------   -----------     -------     ------------   ---------   --------
BALANCE AT DECEMBER 31,
  1998......................   $33,333    $ 94,254   $15,780,049     $    --     $(14,628,196)  $(200,000)  $(83,657)
                               =======    ========   ===========     =======     ============   =========   ========

                                  TOTAL
                              STOCKHOLDERS'
                                 EQUITY
                              -------------
BALANCE AT
  MARCH 31, 1996............   $ 1,903,363
Net income(loss)............     3,999,971
Conversion of Preferred
  Stock (628,330
  shares) -- Series C.......            --
Issuance of Common Stock
  (378,729 shares)..........       439,631
Translation adjustment......         6,459
Loan to officer (Note E)....      (200,000)
                               -----------
BALANCE AT DECEMBER 31,
  1996......................     6,149,424
                               -----------
Net income(loss)............    (5,251,896)
Issuance of Common Stock
  (74,400 shares)...........       118,520
                               -----------
BALANCE AT DECEMBER 31,
  1997......................     1,016,048
                               -----------
Net income(loss)............    (5,228,750)
Issuance of Preferred Stock
  (3,333,333 shares) --
  Series D..................     4,950,001
Issuance of Common Stock
  (146,100 shares)..........       258,484
Translation adjustment......            --
                               -----------
BALANCE AT DECEMBER 31,
  1998......................   $   995,783
                               ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           NINE MONTHS
                                                              ENDED       YEARS ENDED DECEMBER 31,
                                                           DECEMBER 31,   -------------------------
                                                               1996          1997          1998
                                                           ------------   -----------   -----------
OPERATING ACTIVITIES:
Net loss from continuing operations......................  $(1,405,484)   $(5,251,896)  $(5,228,750)
Adjustments to reconcile loss to net cash used for
  operating activities:
  Share of loss from investment..........................       40,000        131,801            --
  Write off of investment in Encotone, LTD...............           --      1,049,151            --
  Depreciation and amortization..........................       26,487        116,187       231,713
  Provision for doubtful accounts receivable, net........       56,771         (3,337)      182,603
Change in operating assets and liabilities:
  Escrow receivable......................................     (600,000)            --       600,000
  Accounts receivable....................................      137,935           (252)   (1,137,879)
  Other current assets...................................      389,156        246,259       (41,966)
  Inventory..............................................       21,400             --            --
  Other assets...........................................       52,053        (14,078)          324
  Accounts payable.......................................      622,784       (592,364)     (609,337)
  Other accrued expenses.................................   (1,548,083)       292,781        25,646
                                                           -----------    -----------   -----------
    Total adjustments....................................     (801,497)     1,226,148      (748,896)
                                                           -----------    -----------   -----------
    Net cash used for continuing operating activities....   (2,206,981)    (4,025,748)   (5,843,384)
    Net cash (used for) provided by discontinuing
      operating activities...............................      436,859        (46,241)           --
                                                           -----------    -----------   -----------
  Net cash used for operating activities.................   (1,770,122)    (4,071,989)   (5,977,646)
                                                           -----------    -----------   -----------
INVESTING ACTIVITIES:
  Proceeds from sale of certain assets...................    9,435,000             --        25,863
  Capitalized software costs.............................           --       (309,891)      134,262
  Capital expenditures for equipment and leasehold
    improvements.........................................     (256,886)      (384,458)     (408,860)
  Investment in Encotone, LTD............................   (1,000,000)            --            --
  Investment in Encotone, Inc. ..........................     (250,000)            --        81,656
                                                           -----------    -----------   -----------
  Net cash (used for) provided by investing activities...    7,928,114       (694,349)     (167,079)
                                                           -----------    -----------   -----------
FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred stock..........           --             --     4,950,001
  Net proceeds from issuance of stock....................      239,631        118,520       258,484
  Payment on notes payable-related party.................     (300,000)            --            --
  Net payments on line of credit.........................     (723,470)            --            --
  Principal payments under capital leases................           --         (9,653)      (22,721)
                                                           -----------    -----------   -----------
  Net cash (used for) provided by financing activities...     (783,839)       108,867     5,185,764
                                                           -----------    -----------   -----------
Effect of exchange rate changes on cash..................        6,459             --            --
                                                           -----------    -----------   -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS..................    5,380,612     (4,657,471)     (958,961)
Cash and cash equivalents at beginning of period.........    1,410,445      6,791,057     2,133,586
                                                           -----------    -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............  $ 6,791,057    $ 2,133,586   $ 1,174,625
                                                           ===========    ===========   ===========
Supplemental Disclosures of Cash Flow Information:
  Interest paid..........................................  $    17,778    $     3,143   $       872
  Income taxes paid......................................           --         63,557            --
Supplemental Disclosure of Non-Cash Activities:
  Loan to officer in exchange for common stock...........      200,000             --            --
  Write off of investment in Encotone LTD................           --      1,049,151            --
  Property purchased under capital leases................           --         32,374            --

   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     The Company currently operates in the secure user management market. During June, 1996, the Company completed a full divestiture of its catalog business and changed its name from The Software Developer's Company, Inc. to Netegrity, Inc. The results of operations of the divested catalog business are presented as discontinued operations herein.

  Principles of Consolidation

     The financial statements of the Company also include the accounts and operations of its subsidiaries, Software Developers Company, GmbH ("SDC Germany") and Personal Computing Tools (PCT). The Company acquired 94% of the outstanding capital stock of PCT on June 29, 1993. The 6% equity interest in PCT not acquired by the Company would be shown as minority interest in the December 31, 1996 consolidated balance sheets and the statements of operations for the nine months ended December 31, 1996 and the fiscal years ended March 31, 1996, respectively. As of June 30, 1996, the Company discontinued all operations related to its SDC Germany and PCT catalog operation. The operating loss incurred in 1996 is accounted for in loss from discontinued operations.

  Cash and Cash Equivalents

     Cash and cash equivalents include time deposits with a maturity of three months or less at the date of purchase.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing. Credit risk on trade receivables is minimal.

  Revenue Recognition

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

     In December 1998, the Accounting Standards Executive Committee, or AcSEC, issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all

                                NETEGRITY, INC.

the undelivered elements that are not accounted for by means of long-term contract accounting and (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements. All revenue recognition criteria of SOP 97-2 and SOP 98-9 will be effective for the Company's transactions entered into beginning in its year ending December 31, 2000. The Company does not expect SOP 98-9 to have a material effect on our financial position or results of operations.

  Capitalization of Software Costs

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

  Equipment and Leasehold Improvements

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

  Customer Advances

     Prepayments made by customers are included as customer advances and recorded as sales when shipments are made.

  Income Taxes

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

  Investments

     Investments in equity securities, other than investments accounted for by the equity method are recorded at cost. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determinations, as well as potential impairments of value on a periodic basis, but at a minimum, quarterly.

  Marketing Expenses

     Marketing expenses are charged to selling, general and administrative expenses as incurred.

                                NETEGRITY, INC.

  Support Services

     The Company provides, free of charge, pre-sale telephone technical support and product literature. The Company provides post-sales support to its customers who are covered under maintenance agreements. The costs relating to these services are expensed as incurred and included in selling, general and administrative expenses.

  Earnings (Loss) Per Share

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" and has retroactively restated the earnings per share (EPS) for 1995, 1996, 1997 and for the quarter ended September 30, 1997. SFAS 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the number of weighted average common shares outstanding. Diluted EPS reflects potential dilution from outstanding stock options, using the treasury stock method. Potentially dilutive securities at December 31, 1998 include stock options outstanding to purchase 3,103,442 common shares, respectively, warrants to purchase 1,600,787 common shares and 3,333,333 shares of convertible preferred stock (see Note H); however, such securities have not been included in the net loss per share calculation because their effect would be anti-dilutive.

  Segment Reporting

     The Company is in one business segment, the design, development, marketing and support of software for controlling user access to electronic commerce. The Company follows the requirements of Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information."

  Export Sales

     The Company generates some revenues from international business. For all periods reported herein, the Company's export sales are deemed immaterial.

  Foreign Currency Translation

     The functional currency of the Company's former foreign subsidiary is the local currency. Balance sheet accounts of the Company's former foreign subsidiary are translated into U.S. dollars at current exchange rates. Income statement items are translated at the average rates during the year. Net translation gains or losses are recorded directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in the determination of net income for the nine months ended December 31, 1996.

  Post-Retirement Benefits Other Than Pensions

     The Company does not offer post-employment benefits to its retirees and as a result, is unaffected by Statement of Financial Accounting Standards No. 106 or 112 issued in December 1990 and November 1992, respectively.

  401(k) Plan

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

                                NETEGRITY, INC.

  Fair Value of Financial Instruments

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

  Risks and Uncertainties

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  Reclassifications

     Certain items on the prior year financial statements presented herein have been reclassified to conform to the current year presentation.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement initially was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 -- An amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year. SFAS 133, as amended by SFAS 137, is effective for the Company's fiscal quarters beginning after January 1, 2000. The Company does not expect the adoption of SFAS 133 to have a material effect on its financial position or results of operations.

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

                                NETEGRITY, INC.

NOTE B: EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements are stated at cost and consist of the following:

                                                       DECEMBER 31,
                                                  ----------------------
                                                    1997         1998
                                                  ---------    ---------
Computer equipment and software.................  $ 582,464    $ 944,555
Leasehold improvements..........................     30,248       73,557
Furniture and fixtures..........................    124,987       97,577
Less accumulated depreciation and
  amortization..................................   (152,644)    (379,348)
                                                  ---------    ---------
                                                  $ 585,055    $ 736,341
                                                  =========    =========

     Depreciation is computed on the straight-line method based upon estimated useful lives ranging from three to seven years. The depreciation expense recognized for the fiscal years ended December 31, 1997 and 1998, was $116,187 and $231,713, respectively.

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

NOTE D: COMMITMENTS AND CONTINGENCIES

     On June 4, 1999, a suit was brought in the Delaware Court of Chancery, purportedly on behalf of the Company's common stockholders, alleging that certain amendments to the Company's certificate of incorporation previously adopted by the Company's stockholders increasing the authorized shares of various classes of stock were invalid because the Company did not obtain the required statutory votes. On August 5, 1999, the parties entered into a settlement agreement, subject to court approval and approval from the holders of the Company's preferred stock and common stock, in separate class votes, of the previously adopted amendments. A hearing on the settlement is scheduled for September 24, 1999. The Company believes that the costs associated with this settlement will not have a material effect on its results of operations, assets or financial condition.

     The Company leases certain facilities under noncancellable operating leases. For the years ended December 31, 1997 and 1998 the Company incurred total operating

                                NETEGRITY, INC.

lease expense of $173,600 and $299,825, respectively. Future minimum lease payments under these leases are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
  1999..................................................    $171,400
  2000..................................................     100,800
  2001..................................................      42,000
                                                            --------
                                                            $314,200
                                                            ========

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

     The aggregate price of $10,035,000 was in exchange for the Company's tangible net assets of the catalog related business that at the time was estimated at approximately $1,500,000. The revenues of the divested catalog business were $11,800,000 for the nine months ended December 31, 1996. These revenues are a component of the net income (loss) from discontinued operations.

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

                                NETEGRITY, INC.

NOTE G: INCOME TAXES

     Significant components of the deferred tax assets are as follows:

                                                         FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                      -------------------------
                                                         1997          1998
                                                      -----------   -----------
Net operating loss carryforward...................    $ 2,842,447   $ 5,188,919
Loss on investment................................      1,324,650       971,562
Accruals and reserves.............................        138,517       232,625
Deferred revenue..................................             --       115,115
Software development costs........................             --       (70,726)
Research and development tax credits..............        254,739       318,450
Depreciation......................................        (17,890)      (25,346)
Alternative minimum tax credit....................         74,773        74,773
Valuation allowance...............................     (4,617,236)   (6,805,372)
                                                      -----------   -----------
                                                      $        --   $        --
                                                      ===========   ===========

     The provision for income taxes differs from the federal statutory rate of 34% as follows:

                                                         FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                      -------------------------
                                                         1997          1998
                                                      -----------   -----------
Federal provision at 34%..........................    $(1,785,645)  $(1,777,775)
Meals and entertainment...........................          9,962        13,829
Current year Federal loss, not benefited..........      1,775,683     1,763,946
                                                      -----------   -----------
                                                      $        --   $        --
                                                      ===========   ===========

     Due to the uncertainty surrounding the realization of tax benefits in future tax returns of the continuing business, the net deferred tax assets at December 31, 1997 and 1998 have been offset by a valuation allowance.

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

                                NETEGRITY, INC.

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

     Warrants: In conjunction with the Pequot Agreement as described above, warrants to purchase 1,500,787 shares of common stock exercisable at $2.00 were issued to Pequot expiring on January 7, 2003.

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

     Subsequent Event: On February 8, 1999, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with an institutional investor, the Pequot Entities and the parties named therein. Pursuant to the terms of the Stock Purchase Agreement, the Company sold 795,651 shares of Common Stock, at $5.75 per share for total gross proceeds of $4,574,993.

NOTE I: STOCK PLANS

     The Company has stock option plans as described hereunder. Options are granted at fair market value at the date of grant being the average of the closing bid and asked prices of the Common Stock on the day preceding the date of grant.

     Stock Option Plans for Outside Directors: The Company's stock option plans for outside directors provide for the granting of options to members of the Board of Directors who are neither employees nor officers of the Company in appreciation of their service. The timing, amounts, recipients and other terms of the option grants are determined by the provisions of or formulas in, the directors' option plans. The exercise price of the options is equal to the fair market value of Common Stock on the date of the grant. The options have a term of 10 years from the date of the grant and become exercisable per the terms of option plan. Total outstanding grants as of December 31, 1997 and 1998 are 572,542. Total options exercisable at December 31, 1997 and 1998 are 371,859 and 478,259. At December 31, 1998, options for 62,500 shares were available for grant.

     Stock Option Plans for Employees and Officers: The Company's stock option plans for employees, consultants and officers provide for the granting of options as inducement to obtain and retain the services of qualified persons. Incentive stock options may be granted to officers and employees, and non-qualified stock options may be granted to directors, officers, employees or consultants. The Compensation Committee of the Company determines the exercise price and vesting period of the options. Total outstanding grants as of December 31, 1997 and 1998 are 1,830,800 and 2,530,900. Total options exercisable at December 31, 1997 and 1998 are 622,900 and 639,168. At December 31, 1998,
options for 932,315 shares were available for grant.

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

                                NETEGRITY, INC.

     The Stock Purchase Plan presently authorizes the issuance of 100,000 shares of Common Stock (subject to adjustment for capital changes) pursuant to the exercise of nontransferable options granted to participating employees. During the years ended December 31, 1997 and 1998 2,400 and 14,100 shares of the Company's Common Stock were issued under the Stock Purchase Plan.

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

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1997 and 1998 would have been reduced to the pro-forma amounts indicated below:

                                             YEAR ENDED DECEMBER 31, 1997   YEAR ENDED DECEMBER 31, 1998
                                             ----------------------------   ----------------------------
                                               EARNINGS          LOSS         EARNINGS          LOSS
                                               NET LOSS        PER SHARE      NET LOSS        PER SHARE
                                             -------------    -----------   -------------    -----------
As reported..............................     $(5,251,898)       $(0.57)     $(5,228,750)       $(0.56)
Pro-Forma................................      (5,500,386)        (0.59)      (5,661,325)        (0.60)

     The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to fiscal 1996 and additional awards in future years are anticipated.

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: an expected life of four years, expected volatility of 100%, no dividends, and risk-free interest rates of 5.1%.

     Stock options outstanding at December 31, 1998:

                                                                 OPTIONS OUTSTANDING
                                                              --------------------------
                                                              WEIGHTED       WEIGHTED
                                                 SHARES       AVERAGE        AVERAGE          SHARES
RANGE OF EXERCISE PRICES                       OUTSTANDING    LIFE(A)     EXERCISE PRICE    EXERCISABLE
------------------------                       -----------    --------    --------------    -----------
$0.63-$1.00..................................     677,592       4.3           $0.95            652,684
$1.25-$1.63..................................   1,100,560       8.0            1.40            363,588
$1.94-$2.19..................................   2,442,077       9.2            2.02          1,619,552
$2.38-$3.50..................................     177,250       7.0            3.04             75,640
$3.56-$4.13..................................     306,750       9.9            3.84              6,750
                                                ---------                                    ---------
$0.63-$4.13..................................   4,704,229       8.2            1.88          2,718,214
                                                =========                                    =========

------------
(a) Average contractual life remaining in years.

                                NETEGRITY, INC.

     A summary of the status of the Company's stock option plans as of December 31, 1996, 1997 and 1998 and changes during the periods ending on those dates is presented below:

                                            FOR THE
                                          NINE MONTHS          FOR THE YEAR ENDED
                                             ENDED                DECEMBER 31,
                                          DECEMBER 31,    ----------------------------
                                              1996            1997            1998
                                          ------------    ------------    ------------
Options outstanding at beginning of
            ............................    1,523,845       2,196,095       2,403,342
Option activity during the period:
  Granted...............................    1,125,250         640,750       2,826,487(1)
  Exercised.............................     (374,360)        (72,000)       (132,000)
  Canceled..............................      (78,640)       (361,503)       (393,600)
                                           ----------      ----------      ----------
Options outstanding at end of      .....    2,196,095       2,403,342       4,704,229(1)
                                           ==========      ==========      ==========
Price range of outstanding options......   $0.78-4.50      $0.63-4.00      $0.63-4.13
Price range of options exercised........   $0.50-1.72      $0.50-1.71      $1.37-2.63
Options exercisable.....................    1,179,937         994,759       2,718,214

------------
(1) Includes warrants outstanding at December 31, 1998 (see Note H).

NOTE J: COMPARATIVE FINANCIAL INFORMATION

     As reported on Form 8-K, dated August 21, 1996, the Company's Board of Directors approved on August 14, 1996 a change in the Company's fiscal year from March 31 to December 31. The following represents unaudited comparative financial information for the period January 1, 1996 to December 31, 1996, which may be read in conjunction with the audited fiscal years ended December 31, 1997 and 1998, presented on the consolidated statements of operations.

                                                                 PRO FORMA
                                                            TWELVE MONTHS ENDED
                                                             DECEMBER 31, 1996
                                                            -------------------
Net revenue...............................................      $ 4,965,948
Cost of revenues..........................................        2,930,674
                                                                -----------
Gross profit..............................................        2,035,274
Selling, general and administrative expenses..............        2,702,264
Research and development costs............................          705,298
                                                                -----------
Income (loss) from operations.............................       (1,372,288)
Interest income...........................................          188,215
Share of loss from investment.............................          (40,000)
                                                                -----------
Income (loss) from continuing operations..................       (1,224,073)
Income (loss) from discontinued operations................         (734,698)
Gain on sale of assets of discontinued operations.........        6,000,000
                                                                -----------
Income before provision for income taxes..................        4,041,229
Provision for income taxes................................           74,300
                                                                -----------
Net income................................................      $ 3,966,929
                                                                ===========

                                    PART III

Item 11.

                  EXECUTIVE COMPENSATION AND OTHER INFORMATION
                        CONCERNING DIRECTORS AND OFFICERS

EXECUTIVE COMPENSATION

           The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the Company's most recent three years ended December 31, 1998, of those persons who (i) served as the Chief Executive Officer of the Company during any part of the year ended December 31, 1998, and (ii) the other most highly compensated executive officers of the Company at December 31, 1998 whose annual compensation and bonus exceeded $100,000 (the "Named Officers"):

                                                                                                             LONG-TERM
                                                                                                       COMPENSATION AWARDS (2)
                                                                  ANNUAL COMPENSATION (1)          ----------------------------
                                                CALENDAR      -------------------------------      OPTIONS/      RESTRICTED
NAME AND PRINCIPAL POSITION                       YEAR         SALARY ($)           BONUS ($)      SARS (#)    STOCK AWARDS ($)
---------------------------                     --------      -----------           ---------      --------    ----------------

Barry N. Bycoff.................................  1998        $166,666.00                  -       130,000            -
Chief Executive Officer,                          1997         166,666.00            $50,000             -            -
President & Director                              1996         156,824.00             40,000       400,000            -
James E. Hayden.................................  1998        $ 81,458.22                  -       210,000            -
Vice President of Finance and                     1997               -                     -             -            -
Administration, Chief Financial                   1996               -                     -             -            -
Officer and Treasurer
James O'Connor..................................  1998        $ 35,467.93                  -             -            -
                                                  1997         110,000.00            $23,000             -            -
                                                  1996         112,000.00             20,000       200,000            -
James Rosen.....................................  1998        $112,500.00                  -        70,000            -
Vice President of Marketing                       1997          80,878.00                  -       125,000            -
And Business Development                          1996               -                     -             -            -
Deepak Taneja...................................  1998        $123,156.97            $35,000       100,000            -
Vice President of Development                     1997               -                     -       130,000            -
                                                  1996               -                     -             -            -
Thomas Palka....................................  1998        $ 42,115.38                  -       200,000            -
Vice President of Sales                           1997               -                     -             -            -
                                                  1996               -                     -             -            -

---------------
(1) Excludes perquisites and other personal benefits, the aggregate annual amount of which for each officer as less than the lesser of $50,000 or 10% of the total salary and bonus reported.

(2) The Company did not grant any restricted stock awards of stock appreciation rights ("SARs") or make any long-term incentive plan payouts during the three years ended December 31, 1998.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

           The following table sets forth grants of stock options pursuant to the Company's 1997 Stock Option Plan during the fiscal year ended December 31, 1998 to directors and named officers which are reflected in the Summary Compensation Table above.

                                                                                                       POTENTIAL REALIZABLE
                                                                                                         VALUE AT ASSUMED
                                                                                                          ANNUAL RATES OF
                                                                                                            STOCK PRICE
                                                                                                         APPRECIATION FOR
                               OPTIONS           PERCENT OF TOTAL          EXERCISE OR                    OPTION TERM (1)
                                 SAR          OPTIONS/SARS GRANTED TO      BASE PRICE    EXPIRATION    --------------------
NAME                         GRANTED (#)     EMPLOYEES IN FISCAL YEAR       $/SHARE         DATE        5%($)       10%($)
----                         -----------     ------------------------      -----------   ----------    -------    ---------

Barry N. Bycoff..............   100,000                 8%                    $3.69         2008      $601,062   $  957,091
                                 30,000                 2%                     4.13         2008       201,576      320,976
James E. Hayden..............   180,000                15%                     2.13         2008       624,518      994,441
                                 30,000                 2%                     4.13         2008       201,576      320,976
James Rosen..................    15,000                 1%                     3.13         2008        76,477      121,776
                                 25,000                 2%                     1.94         2008        79,001      125,797
                                 30,000                 2%                     4.13         2008       210,576      320,976
Deepak Taneja................    20,000                 2%                     3.13         2008       101,969      162,368
                                 50,000                 4%                     1.94         2008       158,003      251,593
                                 30,000                 2%                     4.13         2008       201,576      320,976
Thomas Palka.................   200,000                17%                     1.94         2008       632,011    1,006,372

---------------
(1) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the Company's Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Company's Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

                  OPTION EXERCISES AND FISCAL YEAR-END VALUES

           The following table sets forth information with respect to options to purchase the Company's Common Stock granted under the 1994 Stock Plan, as amended, including (i) the number of shares purchased upon exercise of options in the most recent fiscal year,(ii) the net value realized upon such exercise,
(iii) the number of unexercised options outstanding at December 31, 1998, and
(iv) the value of such unexercised options at December 31, 1998:

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                         DECEMBER 31, 1998 OPTION VALUES


                                                                       NUMBER OF
                                                                      UNEXERCISED                       VALUE OF
                                                                      OPTIONS AT                       UNEXERCISED
                                                                   DECEMBER 31, 1998             IN-THE-MONEY OPTIONS AT
                              SHARES                                      (#)                    DECEMBER 31, 1998($)(1)
                            ACQUIRED ON       VALUE         ------------------------------    ----------------------------
NAME                         EXERCISE       REALIZED($)     EXERCISABLE      UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                        -----------     -----------     -----------      -------------    -----------    -------------

Barry N. Bycoff...........          -              -          468,000           397,000        $1,486,994      $850,901
James E. Hayden...........          -              -                -           210,000                 -       398,430
James O'Connor............    105,000        $62,250                -                 -                 -             -
James Rosen...............          -              -           25,000           170,000            73,325       375,860
Deepak Taneja.............          -              -                -           230,000                 -       545,990
Thomas Palka..............          -              -                -           200,000                 -       474,600

---------------
(1) Value is based on the difference between option exercise price and the fair market value at 1998 fiscal year-end ($4.313 per share, the closing price on the Nasdaq SmallCap Market on December 31, 1998) multiplied by the number of shares underlying the option.

                            COMPENSATION OF DIRECTORS

           As compensation for serving on the Board of Directors, each non-employee director is paid his expenses by the Company for each quarter during which they attend meetings. In addition, the Company's policy is to compensate each non-employee director at a rate of $1,500 for each quarter. As payment for services in 1998, the Company paid: Mr. Giler an aggregate of $7,500; Mr. Mark an aggregate of $6,000; Mr. Wagner an aggregate of $7,500: Mr. Watson an aggregate of $4,500; Mr. McNiel an aggregate of $6,000; and Mr. Pappas an aggregate of $7,500.

           Each non-employee director of the Company also participates in the Company's 1988 Non-Employee Director Stock Option Plan, 1991 Non-Employee Director Stock Option Plan, 1993 Non-Employee Director Stock Option Plan, 1994 Non-Employee Director Plan and 1997 Non-Employee Director Plan (collectively, the "Director Plans"). The Director Plans authorize grants of stock options to each member of the Company's Board of Directors who is neither an employee nor an officer of the Company. In fiscal 1997, Eric R. Giler, Michael L. Mark, Milton J. Pappas, Ralph B. Wagner and Stephen L. Watson were each granted options to purchase 12,500 shares of Common Stock at a price of $2.19 per share. Twenty-five percent of each 12,500 share option grant is currently vested, five percent of each 12,500 share option grant vests on the end of each subsequent calendar quarter over five years.

                        EMPLOYMENT/CONSULTING AGREEMENTS

           The Company has an employment agreement with Mr. Bycoff dated as of May 31, 1996, providing for Mr. Bycoff to be employed as the Company's President and Chief Executive Officer. Under the terms of the employment agreement, Mr. Bycoff is to be paid an initial base salary of $165,000, subject to increase from time to time by the Compensation Committee of the Board of Directors, and is eligible to receive an annual bonus at the discretion of the Compensation Committee which is not to exceed 50% of his then-current base salary. Mr. Bycoff is also entitled to life insurance, health insurance and other employee fringe benefits as are made available to the Company's key executive employees. The initial term of the employment agreement is three years, subject to automatic renewals for additional one year terms unless terminated by the Company. The employment agreement also affords the Company, in addition to customary for cause termination rights, the ability to terminate Mr. Bycoff's employment without cause upon providing 90 days' prior written notice or payment of 90 days' salary in lieu thereof and upon payment of twelve months' salary as in effect at that time plus insurance and other fringe benefits. Mr. Bycoff must provide the Company with 30 business days' prior written notice in order to terminate the employment agreement.

           James McNiel joined the Board of Directors of the Company, as designee of the holders of the Series D Preferred Stock, and entered into a consulting agreement with the Company. Under the terms of the consulting agreement, Mr. McNiel is to provide consulting services in the areas of distribution strategy and the establishment of strategic relationships. In exchange for these consulting services, the Company issued Mr. McNiel warrants for the purchase of 100,000 shares of Common Stock at a price of $1.50 per share in addition to the payment of $20,000 during 1998.

           Except as otherwise set forth herein, the information required by this item is incorporated by reference to the information under the caption "Executive Compensation and Other Information Concerning Directors and Officers" contained in the Proxy Statement for the Company's annual meeting held May 11, 1999.

Item 14.  Exhibits

     10.1 Employment Agreement between Netegrity, Inc. and Barry Bycoff dated as of May 31, 1996

     21.1 Subsidiaries of Registrant

     23.1 Consent of Independent Auditors

     27.1 Financial Data Schedule for the twelve months ended December 31,
          1997

     27.2 Financial Data Schedule for the twelve months ended December 31,
          1998

     27.3 Financial Data Schedule for the six months ended June 30, 1999

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NETEGRITY, INC.


                                       By: /s/ Barry N. Bycoff
                                           ----------------------------------
                                           Barry N. Bycoff
                                           President, Chief Executive Officer
                                           and Director (Principal Executive
                                           Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                           DATE

/s/ Barry N. Bycoff          President, Chief Executive      September 16, 1999
-------------------------    Officer and Director
Barry N. Bycoff


/s/ James E. Hayden          Chief Financial Officer,        September 16, 1999
-------------------------    Vice President of Finance
James E. Hayden              and Administration and
                             Treasurer


/s/ Eric R. Giler            Director                        September 16, 1999
-------------------------
Eric R. Giler


/s/ Michael L. Mark          Director                        September 16, 1999
-------------------------
Michael L. Mark


/s/ James P. McNiel          Director                        September 16, 1999
-------------------------
James P. McNiel


/s/ Ralph B. Wagner          Director                        September 16, 1999
-------------------------
Ralph B. Wagner


/s/ Stephen L. Watson        Chairman of the Board           September 16, 1999
-------------------------    Director
Stephen L. Watson