Form 10-Q/A
period 1999-06-30
NETEGRITY INC
filed 1999-09-17
CIK 840824

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999, OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934, FOR THE TRANSITION
                 PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-10139

                                NETEGRITY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      04-2911320
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)
                                     245 WINTER STREET
                                     WALTHAM, MA 02451
                    (Address of principal executive offices) (Zip Code)

                                 (781) 890-1700
                        (Registrant's Telephone Number)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days [X]  Yes   No [ ]

     As of August 11, 1999 there were 10,420,288 shares of Common Stock outstanding.

FORM 10-Q/A

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-Q/A

                                QUARTERLY REPORT

                                ----------------

                                TABLE OF CONTENTS


Facing Sheet.................................................................  1

Table of Contents............................................................  2


PART I.  FINANCIAL INFORMATION

       Item 1. Consolidated Financial Statements
                      Consolidated Balance Sheets ...........................  3
                      Consolidated Statements of Operations..................  5
                      Consolidated Statements of Cash Flows..................  7
                      Notes to Consolidated Financial Statements.............  9

       Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................... 11


PART II.  OTHER INFORMATION

       Item 6.      Exhibits................................................. 24


SIGNATURES................................................................... 25

                         PART I. - FINANCIAL INFORMATION

                                 NETEGRITY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                     June 30,
                                                       1999         December 31,
                                                    (unaudited)        1998
                                                    ----------      ----------

CURRENT ASSETS:
   Cash and cash equivalents                        $3,075,406      $1,174,625
   Accounts receivable-trade, net of
      allowance for doubtful accounts
      of $238,563 and $247,063 June 30,
      1999 and December 31, 1998, respectively       2,290,784       1,746,645
   Deferred maintenance asset                          328,993         308,926
   Prepaid expenses                                     63,560          30,163
   Other current assets                                  9,236          15,848
                                                    ----------      ----------



         TOTAL CURRENT ASSETS                        5,767,979       3,276,207
                                                    ----------      ----------

EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS, NET                                   869,012         736,341

CAPITALIZED SOFTWARE COSTS                                  --         175,629

   Other Assets                                         52,379          37,114
                                                    ----------      ----------

TOTAL ASSETS                                        $6,689,370      $4,225,291
                                                    ==========      ==========



The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      June 30,
                                                        1999        December 31,
                                                     (unaudited)        1998
                                                     -----------    -----------

CURRENT LIABILITIES:
   Accounts payable-trade                            $   993,444    $   897,734
   Deferred maintenance liability                      1,168,406        938,004
   Deferred revenue                                      173,540        285,857
   Accrued employer expenses                             151,739        180,328
   Other accrued expenses                                680,222        766,898
   Accrued compensation                                  485,145        160,687
                                                     -----------    -----------

TOTAL CURRENT LIABILITIES                              3,652,496      3,229,508
                                                     -----------    -----------

COMMITMENTS AND CONTINGENCIES                                 --             --

TOTAL LIABILITIES                                      3,652,496      3,229,508
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
   Series D Preferred Stock, $.01 par value
      3,333,333 shares authorized and
      outstanding as of June 30, 1999                     33,333         33,333
   Common stock, voting, $.01 par value,
      authorized 25,000,000 shares: 10,341,484
      shares issued and 10,316,383 shares
      outstanding at June 30, 1999; 9,425,446
      shares issued and 9,400,345 shares
      outstanding at December 31, 1998                   103,852         94,254
   Additional paid-in capital                         20,600,887     15,780,049
   Cumulative deficit                                (17,417,541)   (14,628,196)
   Loan to officer                                      (200,000)      (200,000)
                                                     -----------    -----------
                                                       3,120,531      1,079,440

   Less - Treasury Stock, at cost:
      25,101 shares                                      (83,657)       (83,657)
                                                     -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                             3,036,874        995,783
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 6,689,370    $ 4,225,291
                                                     ===========    ===========


The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     For the three months ended
                                                              June 30,
                                                        1999            1998
                                                        ----            ----

Revenues
   SiteMinder software                              $ 1,472,666     $   241,957
   SiteMinder services                                  446,717          87,342
   Other                                                719,112         725,136
                                                    -----------     -----------
   Total revenues                                     2,638,495       1,054,435
Cost of revenues                                        777,984         443,752
                                                    -----------     -----------

         Gross profit                                 1,860,511         610,682

   Selling, general and administrative expenses       2,486,525       1,534,649
   Research and development costs                       775,021         451,997
                                                    -----------     -----------

Loss from operations                                 (1,401,035)     (1,375,964)

Interest income                                          47,437          36,686
                                                    -----------     -----------

Net loss                                            $(1,353,598)    $(1,339,278)
                                                    ===========     ===========


Basic and diluted loss per share                    $     (0.13)    $     (0.14)

Weighted average shares outstanding
   (basic and diluted)                               10,316,383       9,362,876



The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      For the six months ended
                                                              June 30,
                                                        1999            1998
                                                        ----            ----

Revenues
   SiteMinder software                              $ 2,467,601     $   372,801
   SiteMinder services                                  805,027         126,621
   Other                                              1,425,901       1,364,833
                                                    -----------     -----------
   Total revenues                                     4,698,529       1,864,255
Cost of revenues                                      1,492,955         953,171
                                                    -----------     -----------

         Gross profit                                 3,205,574         911,084

   Selling, general and administrative expenses       4,587,644       2,919,696
   Research and development costs                     1,474,420         872,853
                                                    -----------     -----------

Loss from operations                                 (2,856,490)     (2,881,465)

Interest income                                          67,145          68,657
                                                    -----------     -----------

Net loss                                            $(2,789,345)    $(2,812,808)
                                                    ===========     ===========

Basic and diluted loss per share                    $     (0.27)    $     (0.30)

Weighted average shares outstanding
   (basic and diluted)                               10,158,342       9,322,896




The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     For the six months ended
                                                             June 30,
                                                       1999            1998
                                                       ----            ----

OPERATING ACTIVITIES

Net(loss) income from continuing operations        $(2,789,345)    $(2,812,808)
                                                   -----------     -----------
Adjustments to reconcile (loss) income to
   net cash (used for) provided by operating
   activities:
   Depreciation and amortization                       165,188          97,976
   Provision for doubtful accounts receivable           (8,500)         (5,990)
Change in operating assets and liabilities:
      Accounts receivable                             (535,639)        (57,264)
      Other current assets                             (46,852)          5,214
      Other assets                                     (15,265)         69,081
      Accounts payable                                  95,710        (552,298)
      Other accrued expenses                           327,278         137,232
                                                   -----------     -----------

      Total adjustments                                (18,080)       (306,049)
                                                   -----------     -----------

      Net cash provided by continuing
             operating activities                   (2,807,425)     (3,118,857)

      Net cash provided by operating
             activities                            $(2,807,425)    $(3,118,857)
                                                   -----------     -----------


The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
                                   (Unaudited)


                                                      For the six months ended
                                                              June 30,
                                                        1999            1998
                                                        ----            ----

INVESTING  ACTIVITIES:
Capitalized software costs                           $  175,629      $   27,658
Capital expenditures for equipment and
   leasehold improvements                              (297,859)       (177,673)
Proceeds from sale of certain assets                         --          25,863
                                                     ----------      ----------
      Net cash provided by investing activities        (122,230)       (124,152)
                                                     ----------      ----------

FINANCING  ACTIVITIES:
Net proceeds from issuance of preferred stock                --       4,950,001
Net proceeds from issuance of stock                   4,830,436         194,205
Principal payments under capital leases                      --         (22,721)
                                                     ----------      ----------

      Net cash provided by financing activities       4,830,436       5,121,485

      NET (DECREASE) INCREASE IN CASH
         AND CASH EQUIVALENTS                         1,900,781       1,878,476

Cash and cash equivalents at beginning of period      1,174,625       2,133,586
                                                     ----------      ----------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD     $3,075,406      $4,012,062
                                                     ==========      ==========




The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 1 - The unaudited financial information furnished herein reflects all adjustments which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the Company's financial position, cash flows and the results of its operations for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 1998, included in Form 10-K/A filed on September 16, 1999.

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

          NOTE 7 - On September 9, 1999, we sold 534,242 shares of common stock to five investors in a private placement at a price of $20.59 per share. we received net proceeds of approximately $10.3 million from the private placement, after deducting the placement agent's fee and our estimated expenses.

          NOTE 8 -On June 4, 1999, a suit was brought in the Court of Chancery of the State of Delaware styled Applebaum et. al. v. Netegrity, Inc. et al., purportedly on behalf of the common stockholders of the Company, alleging that certain amendments to the Company's Certificate of Incorporation previously adopted by the stockholders were invalid because the Company did not obtain the required statutory votes. On August 5, 1999, the parties entered into a settlement agreement, subject to Court approval at a hearing scheduled for September 24, 1999. If approved by the Court, the settlement agreement requires that the Company obtain the approval from the holders of its preferred stock and common stock, in separate class votes, of the previously adopted amendments which increased the authorized shares of their respective classes of stock. The Company believes that the costs associated with this settlement will not have a material effect on its results of operations, assets or financial condition.

2. Management's Discussion & Analysis of Financial Condition and Results of Operation

                  FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

        This report and the documents incorporated in it by reference contain forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," "may," "will" and "continue" or similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. The factors discussed in the sections captioned "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Company Description" in this report and the documents incorporated in it by reference identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Our forward-looking statements are based on a number of assumptions, including increasing worldwide business use of the Internet, the growth in the number of web access devices per user, the absence of any failure of the Internet, and the continued improvement of security on the Internet. If any of these assumptions is incorrect, actual results may differ from the projections based on those assumptions.


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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

     In recent years, we have incurred substantial operating losses in every fiscal period. We cannot predict when we will become profitable, if at all, and if we do, that we will remain profitable for any substantial period of time. Failure to achieve profitability within the time frame expected by investors may adversely affect the market price of our common stock. In the six months ended June 30, 1999, we had a net loss of $2.8 million. As a result of ongoing operating losses, at June 30, 1999, we had an accumulated deficit of $17.4 million. We have generated relatively small amounts of SiteMinder revenues until recent fiscal quarters, while increasing expenditures in all areas, particularly in research and development and sales and marketing, in order to execute our business plan. Although we have experienced revenue growth in connection with SiteMinder in recent periods, the growth has been off of a small base, and it is unlikely that the recent growth rates are sustainable.

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

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MARKET SITEMINDER AND RELATED SERVICES SUCCESSFULLY.

     The sale of SiteMinder licenses and related services provides a substantial majority of our total revenues. These sales accounted for 70% of our total revenues in the six months ended June 30, 1999. We expect that our future financial performance will depend on SiteMinder sales. Prior to the release of SiteMinder 3.0 in June 1998, there had been very few commercial installations of SiteMinder. Since June 1998, all commercial deployments of SiteMinder have supported business-to-business web applications. Broad market acceptance of SiteMinder will depend on the development of the market for secure user management, including usage of

SiteMinder for business-to-consumer applications, and customer demand for the specific functionality of SiteMinder. We cannot be sure that either will occur. Like most technology products at an early stage of development, SiteMinder may require extensive reengineering or upgrading if it fails to meet the performance needs or expectations of our customers when shipped or contains significant software defects or bugs. If we fail in marketing SiteMinder products and services, for whatever reason, our business would be harmed.

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

OUR FAILURE TO MANAGE OUR RAPID GROWTH EFFECTIVELY COULD HURT OUR BUSINESS.

     Our failure to manage our rapid growth effectively could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. We have been experiencing a period of rapid growth that has been placing a significant strain on all of our resources. From December 31, 1997 to August 31, 1999, the number of our employees increased from 40 to 105. To manage future growth effectively we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

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

WE MAY USE OUR PROCEEDS FROM THIS OFFERING IN WAYS WITH WHICH YOU MAY NOT AGREE.

     We have not identified specific uses for our proceeds from this offering, and we will have broad discretion in how we use them. You will not have the opportunity to evaluate the economic, financial or other information on which we base our decisions on how to use our proceeds.

Company Description

     We are a leading provider of software and services that manage and control user access to web-based e-commerce applications. Our SiteMinder product is part of the software infrastructure that is used to build and manage an e-commerce web site. SiteMinder manages the complex process of identifying users and assigning those users privileges to multiple e-commerce applications on a company's web site. These assigned privileges determine what information a user can see and what transactions a user can perform on the web site. SiteMinder enables our customers to centrally control access to e-commerce web sites requiring secure log-in, while distributing the administrative responsibilities to the most appropriate parties. SiteMinder is designed to be scalable and reliable, to integrate with our customers' existing systems and to accommodate emerging Internet technology. We offer a wide range of support services that enable our customers to successfully implement SiteMinder into their organizations. As of June 30, 1999 we had 87 customers. We sell our products through a direct sales force and through our distribution partners. To date, most of our customers' deployments of SiteMinder have supported business-to-business e-commerce applications, but our customers are beginning to deploy SiteMinder for business-to-consumer applications.

RESULTS OF OPERATIONS

         The following information should be read in conjunction with the consolidated financial statements and notes thereto:
                                                             Period to Period %
                                                             Increase/(Decrease)
                                      % to Total Revenues     Three Months Ended
For the three months                                              June 30,
ended June 30,                         1998         1999       1999 vs. 1998
--------------                         ----         ----       -------------

Revenues:
      SiteMinder software               23%          56%            509%
      SiteMinder services                8           17             411
      Other                             69           27              (1)
                                       ---          ---             ---
      Total revenues                   100          100             150%

Gross profits                           58%          71%            205%

Selling, general and
   administrative expenses             146%          94%             62%

Research and development costs          43%          29%             71%
                                       ---          ---             ---

(Loss) from operations                (130%)        (53%)              2%


REVENUES: Total revenues increased by $1.6 million, or 150%, to $2.6 million in the three months ended June 30, 1999, from $1 million in the three months ended June 30, 1999.

SiteMinder software revenues increased by $1.2 million, or 509%, to $1.5 million in the three months ended June 30, 1999, from $242,000 in the three months ended June 30, 1998. This increase is due to the continued increase in market awareness and the acceptance of the SiteMinder product and expansion of our sales organization. There were no significant revenues from SiteMinder prior to the release of SiteMinder 3.0 in June 1998.

Siteminder services revenues increased by $359,000, or 411%, to $447,000 in the three months ended June 30, 1999, from $87,000 in the three months ended June 30, 1998. This increase reflects the continued growth in the installed base of SiteMinder software licenses and the increasing requirement to provide installation and integration services for customers.

Other revenues decreased by $6,000, or 1%, to $719,000 in the three months ended June 30, 1999 from $725,000 in the three months ended June 30, 1998.

GROSS PROFIT: Gross profit increased by $1.2 million, or 205%, to $1.9 million in the three months ended June 30, 1999, from $610,682 in the three months ended June 30, 1998. The increase in SiteMinder software revenues resulted in higher gross profit due to lower costs associated with SiteMinder software revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased by $951,876, or 62%, to $2.5 million in the three months ended June 30, 1999, from $1.5 million in the three months ended June 30, 1998. This increase is primarily a result of our continuing to build our sales and marketing infrastructure to support planned growth in sales of our SiteMinder product and services.

RESEARCH AND DEVELOPMENT COSTS: Research and development costs increased by $323,024, or 71%, to $775,021 in the three months ended June 30, 1999, from $451,997 in the three months ended June 30, 1998. The increase was primarily due to our continued development of SiteMinder and our increase in research and development personnel. We expect to increase the amount spent on research and development in the foreseeable future as we continue to develop and enhance our product line to address the evolving needs of customers deploying large-scale and transaction-based e-commence applications. Research and development costs may be incurred substantially in advance of the related revenues and in some cases may not generate revenues. We did not capitalize any research and development costs in the three months ended June 30, 1999, or the three months ended June 30, 1998. There was no capitalized software as of June 30, 1999.

INTEREST INCOME (EXPENSE), NET: Net interest income increased by $10,751, or 29%, to $47,437 in the three months ended June 30, 1999, from $36,686 in the three months ended June 30, 1998. This increase is mainly attributable to a higher average cash balance in the three months ended June 30, 1999. There were no borrowings outstanding during the three months ended June 30, 1998, or the three months ended June 30, 1999.
                                                             Period to Period %
                                                             Increase/(Decrease)
                                      % to Total Revenues     Six Months Ended
For the six months                                                June 30,
ended June 30,                          1998       1999       1999 vs. 1998
--------------                          ----       ----       -------------

Revenues:
      SiteMinder                          20%       53%            562%
      SiteMinder services                  7        17             539
      Other                               73        30               4
                                         ---       ---             ---
      Total revenues                     100%      100%            152%

Gross profits                             49%       68%            252%

Selling, general and
   administrative expenses               157%       98%             57%

Research and development costs            47%       31%             69%
                                         ---       ---             ---

(Loss) from operations                  (155%)     (61%)            (1%)


  Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Revenues. Total revenues increased by $2.8 million, or 152%, to $4.7 million in the six months ended June 30, 1999, from $1.9 million in the six months ended June 30, 1998.

     SiteMinder software revenues increased by $2.1 million, or 562%, to $2.5 million in the six months ended June 30, 1999, from $373,000 in the six months ended June 30, 1998. This increase is due to the continued increase in market awareness and the acceptance of the SiteMinder product and expansion of our sales organization. There were no significant revenues from SiteMinder prior to the release of SiteMinder 3.0 in June 1998.

     SiteMinder services revenues increased by $679,000, or 539%, to $805,000 in the six months ended June 30, 1999, from $126,000 in the six months ended June 30, 1998. This increase reflects the continued growth in the installed base of SiteMinder software licenses and the increasing requirement to provide installation and integration services for customers.

     Other revenues increased by $61,000, or 4%, to $1.4 million in the six months ended June 30, 1999, from $1.4 million in the six months ended June 30, 1998.

     Gross profit. Gross profit increased by $2.3 million, or 252%, to $3.2 million in the six months ended June 30, 1999, from $911,000 in the six months ended June 30, 1998. The increase in SiteMinder software revenues resulted in higher gross profit due to lower costs associated with SiteMinder software revenues.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $1.7 million, or 57%, to $4.6 million in the six months ended June 30, 1999, from $2.9 million in the six months ended June 30, 1998. This increase was primarily a result of the continued development of our sales and marketing infrastructure to support planned growth in sales of our SiteMinder product and services.

     Research and development costs. Research and development costs increased by $601,000, or 69%, to $1.5 million in the six months ended June 30, 1999, from $873,000 in the six months ended June 30, 1998. The increase was primarily due to our continued development of SiteMinder and our increase in research and development personnel. We expect to continue to increase the amount spent on research and development in the foreseeable future as we continue to develop and enhance our product line to address the evolving needs of customers deploying large-scale and transaction-based e-commerce applications. Research and development costs may be incurred substantially in advance of the related revenues and in some cases may not generate revenues. In the six months ended June 30, 1998, we capitalized $282,000 of research and development costs, net of amortization, as a result of our realizing technological feasibility. We did not capitalize any research and development costs in the six months ended June 30, 1999. There was no capitalized software as of June 30, 1999.

     Interest income (expense), net. Net interest income decreased by $2,000, or 3%, to $67,000 in the six months ended June 30, 1999, from $69,000 in the six months ended June 30, 1998. This decrease was mainly attributable to lower interest rates in the six months ended June 30, 1999. There were no borrowings outstanding during the six months ended June 30, 1998 or the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands, except ratios)

                                                        June 30,    December 31,
Financial Condition as of                                 1999         1998
-------------------------                                ------       ------

Cash and cash equivalents                                $3,075       $1,175
Working capital                                           2,115           47
Current ratio                                              1.58         1.01

Cash Flow Activity Summary for                          June 30,     June 30,
the Six Months Ended                                      1999        1998
--------------------                                    -------      -------

Net cash used for operating activities                  $(2,807)     $(3,119)
Net cash used for investing activities                     (122)        (124)
Net cash provided by (used for)
     financing activities                                 4,830        5,121


LIQUIDITY AND CAPITAL RESOURCES

     In recent years, we have funded our operations primarily from sales of securities.

     Cash used for operating activities in the six months ended June 30, 1999 was $2.8 million, primarily due to a net loss of $2.8 million and an increase in accounts receivable, partially offset by increases in accounts payable, accrued expenses and deferred revenue. Cash used for operating activities in the year ended December 31, 1998 was $5.8 million, primarily due to a net loss of $5.2 million and an increase in accounts receivable, partially offset by increases in accounts payable, accrued expenses and deferred revenue.

     Cash used for investing activities was $122,000 in the six months ended June 30, 1999, and $301,000 in the year ended December 31, 1998. Investing activities for the periods consisted primarily of the purchases of equipment, consisting largely of computer servers, workstations and networking equipment.

     Cash provided by financing activities in the six months ended June 30, 1999 was $4.8 million, as a result of our sale of 795,651 shares of common stock to four investors in a private placement on February 8, 1999 at a price of $5.75 per share. Cash provided by financing activities in the year ended December 31, 1998 was $5.2 million, primarily due to our issuance of preferred stock and warrants for net proceeds totaling $5.0 million.

     As of June 30, 1999, our primary financial commitments consisted of obligations outstanding under operating leases.

     As of June 30, 1999, we had cash and cash equivalents totaling $3.1 million. On September 9, 1999, we sold 534,242 shares of common stock to five investors in a private placement at a price of $20.59 per share. We received net proceeds of approximately $10.3 million from the private placement, after deducting the placement agent's fee and our estimated expenses.

     In recent years, we have significantly increased our operating expenses. We anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses and capital expenditures will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to our business. We believe that the net proceeds of this offering and our September 1999 sale of stock, together with our existing cash and cash equivalent balances, will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or obtain additional credit facilities. The issuance of additional equity or convertible debt securities could result in additional dilution to our stockholders.

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

  State of Readiness

     We have completed our initial assessment and testing of products, systems and processes with respect to the "Year 2000" issue. We plan to continue our assessment and testing of products, systems and processes throughout the remainder of 1999.

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

  Internal Systems and Processes

     We have completed our assessment of our internal systems and processes, including computers and related systems, office and facilities equipment, including fax machines, photocopiers, telephone switches, security systems and other common devices that may be affected by the Year 2000 problem. In September 1999, we installed a necessary telephone system upgrade. Based on our assessment to date, we believe that all of our other internal systems and processes are Year 2000 capable.

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

  Costs of Year 2000 Compliance

     All costs related to Year 2000 issues are being expensed as incurred. We do not expect the total costs of evaluation and testing to be material. Other potential costs may include updating of computer software and hardware, as well as other out-of-pocket costs. Costs associated with Year 2000 issues totaled approximately $100,000 through August 31, 1999. We anticipate that we may incur up to an additional $100,000 in future costs associated with our Year 2000 readiness.

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

                         PART II -- OTHER INFORMATION

Item 6

EXHIBITS
--------

23.1    Consent of Independent Accountants

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  NETEGRITY, INC.

Date: September 16, 1999            By: /s/ Barry N. Bycoff
                                        ----------------------------------------
                                        Barry N. Bycoff
                                        President and Chief Executive
                                        Officer (Principal Executive
                                        Officer)


Date: September 16, 1999            By: /s/ James E. Hayden
                                        ----------------------------------------
                                        James E. Hayden
                                        Vice President, Finance and
                                        Administration, and Chief Financial
                                        Officer (Principal Financial and
                                        Chief Accounting Officer)