Form 10-Q
period 1999-09-30
NETEGRITY INC
filed 1999-10-22
CIK 840824

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1999.

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes No [ ]

As of October 15, 1999 there were 14,416,279 shares of Common Stock outstanding, exclusive of Treasury stock.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

Facing Sheet.................................................................  1

Table of Contents............................................................  2

PART I.  FINANCIAL INFORMATION

      Item 1. Consolidated Financial Statements
                   Consolidated Balance Sheets...............................  3
                   Consolidated Statements of Operations.....................  5
                   Consolidated Statements of Cash Flows.....................  7
                   Notes to Consolidated Financial Statements................  9

      Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................... 10

      Item 3. Quantitative and Qualitative Disclosures About Market Risk..... 21

PART II.  OTHER INFORMATION

      Item 1.      Legal Proceedings......................................... 22

      Item 2.      Changes in Securities and Use of Proceeds................. 22

      Item 3.      Submission of Matters to a Vote of Securityholders........ 22

      Item 4.      Other Information......................................... 24

      Item 5.      Exhibits and Reports on Form 8-K.......................... 24

SIGNATURES         .......................................................... 24

      Exhibit 3.0............................................................ 25
      Exhibit 11............................................................. 37
      Exhibit 27............................................................. 38

                         PART I. - FINANCIAL INFORMATION

                                 NETEGRITY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                   September 30,
                                                       1999         December 31,
                                                    (unaudited)         1998
                                                    -----------      ----------

CURRENT ASSETS:
Cash and cash equivalents                           $11,211,960      $1,174,625
Accounts receivable-trade, net of
  allowance for doubtful accounts
  of $529,905 and $247,063 September 30,
  1999 and December 31, 1998, respectively            2,875,408       1,746,645
Deferred maintenance asset                              302,472         308,926
Prepaid expenses                                         88,560          30,163
Other current assets                                     61,789          15,848
                                                    -----------      ----------

           TOTAL CURRENT ASSETS                      14,540,189       3,276,207
                                                    -----------      ----------

EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS, NET                                  1,000,029         736,341

CAPITALIZED SOFTWARE COSTS                                 --
                                                                        175,629

   Other Assets                                          53,219          37,114
                                                    -----------      ----------

TOTAL ASSETS                                        $15,593,437      $4,225,291
                                                    ===========      ==========

The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   September 30,
                                                       1999         December 31,
                                                    (unaudited)         1998
                                                    -----------     -----------

CURRENT LIABILITIES:
  Accounts payable-trade                             $   910,774    $   897,734
  Deferred maintenance liability                         885,049        938,004
  Deferred revenue                                       150,104        285,857
  Accrued employer expenses                              172,563        180,328
  Other accrued expenses                                 980,049        766,898
  Accrued compensation                                   455,292        160,687
                                                     -----------    -----------

TOTAL CURRENT LIABILITIES                              3,553,831      3,229,508
                                                     -----------    -----------

TOTAL LIABILITIES                                      3,553,831      3,229,508
                                                     -----------    -----------

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value 5,000,000 shares
   authorized and none outstanding as of September
   30, 1999; 3,333,333 Series D Preferred shares
   authorized and outstanding as of December 31, 1998         --         33,333
Common stock, voting, $.01 par value,
   authorized 40,000,000 as of September 30, 1999;
   14,441,379 shares issued and 14,416,279 shares
   outstanding as of September 30, 1999; 9,425,446
   shares issued and 9,400,345 shares
   outstanding at December 31, 1998                      144,163         94,254
Additional paid-in capital                            31,285,741     15,780,049
Cumulative deficit                                   (19,106,641)   (14,628,196)
Loan to officer                                         (200,000)      (200,000)
                                                     -----------    -----------

                                                      12,123,263      1,079,440

Less - Treasury Stock, at cost:
   25,101 shares                                         (83,657)       (83,657)
                                                     -----------    -----------

TOTAL STOCKHOLDERS' EQUITY                            12,039,606        995,783
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $15,593,437    $ 4,225,291
                                                     ===========    ===========

The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 For the three months ended
                                                        September 30,
                                                   1999              1998
                                                   ----              ----

Revenues:
   SiteMinder software                          $ 2,008,493       $   410,873
   SiteMinder services                              600,582           109,761
   Other                                            719,070           736,427
                                                -----------       -----------
   Total revenues                                 3,328,145         1,257,061

Cost of revenues                                    838,487           431,464
                                                -----------       -----------

Gross profit                                      2,489,658           825,597

Selling, general and administrative expenses      3,218,816         1,503,794
Research and development costs                    1,011,707           500,290
                                                -----------       -----------

Loss from operations                             (1,740,865)       (1,178,487)

Interest income (expense), net                       51,767            31,246
                                                -----------       -----------

Net loss                                        $(1,689,098)      $(1,147,241)
                                                ===========       ===========

Basic and diluted loss per share                $     (0.16)      $     (0.12)

Weighted average shares outstanding
   (basic and diluted)                           10,575,516         9,397,526

The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the nine months ended
                                                        September 30,
                                                   1999              1998
                                                   ----              ----

Revenues
   SiteMinder software                          $ 4,476,094       $   783,673
   SiteMinder services                            1,405,609           236,381
   Other                                          2,144,970         2,101,262
                                                -----------       -----------
   Total revenues                                 8,026,673         3,121,316

Cost of revenues                                  2,331,442         1,348,426
                                                -----------       -----------

Gross profit                                      5,695,231         1,736,890

Selling, general and administrative expenses      7,806,460         4,423,700
Research and development costs                    2,486,126         1,373,143
                                                -----------       -----------

Loss from operations                             (4,597,355)       (4,059,953)

Interest income (expense), net                      118,912            99,903
                                                -----------       -----------

Net loss                                        $(4,478,443)      $(3,960,050)
                                                ===========       ===========

Basic and diluted loss per share                $     (0.44)      $     (0.42)

Weighted average shares outstanding
   (basic and diluted)                           10,272,682         9,348,455

The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    For the nine months ended
                                                          September 30,
                                                     1999              1998
                                                     ----              ----

OPERATING ACTIVITIES:

Net(loss) income from continuing operations      $(4,478,443)      $(3,960,050)
                                                 -----------       -----------

Adjustments to reconcile (loss) income to
  net cash (used for) provided by operating
  activities:
    Depreciation and amortization                    245,913           160,519
    Provision for doubtful accounts receivable       282,842            (5,990)
Change in operating assets and liabilities:
    Accounts receivable                           (1,411,605)         (225,392)
    Other current assets                             (97,884)          652,576
    Other assets                                     (16,105)           63,095
    Accounts payable                                  13,040          (563,949)
    Other accrued expenses                           311,283          (548,442)
                                                 -----------       -----------

Total adjustments                                   (672,516)         (467,583)
                                                 -----------       -----------

Net cash used for continuing
operating activities                              (5,150,959)       (4,427,632)

Net cash used for operating
activities                                       $(5,150,959)      $(4,427,632)
                                                 -----------       -----------

The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                                   (Unaudited)

                                                    For the nine months ended
                                                          September 30,
                                                      1999             1998
                                                      ----             ----

INVESTING ACTIVITIES:

Capitalized software costs                         $   175,629      $   61,220
Capital expenditures for equipment and
  leasehold improvements                              (509,603)       (282,993)
Proceeds from sale of certain assets                        --          25,863
                                                   -----------      ----------

     Net cash used for investing activities           (333,974)       (195,910)
                                                   -----------      ----------

FINANCING ACTIVITIES:

Net proceeds from issuance of preferred stock               --       4,950,001
Net proceeds from issuance of stock                 15,522,268         194,205
Principal payments under capital leases                     --         (22,721)
                                                   -----------      ----------

     Net cash provided by financing activities      15,522,268       5,121,485

     NET (DECREASE) INCREASE IN CASH
         AND CASH EQUIVALENTS                       10,037,335         497,942

Cash and cash equivalents at beginning of period     1,174,625       2,133,586
                                                   -----------      ----------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD    $11,211,960      $2,631,528
                                                   ===========      ==========

The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - The unaudited financial information furnished herein reflects all adjustments which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the Company's financial position, cash flows and results of operations for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 1998, included in Form 10-K/A filed on September 16, 1999.

NOTE 2 - The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1999.

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

NOTE 7 - On September 9, 1999, the Company sold 534,242 shares of common stock to certain investors in a private placement at a price of $20.59 per share. The Company received net proceeds of approximately $10.3 million from the private placement, after deducting the placement agent's fee and the Company's estimated expenses.

NOTE 8 - In September 1999 the holders of all of the Company's outstanding preferred stock surrendered their shares for conversion into common stock. On October 7, 1999, the stockholders of the Company approved and the Company filed an amendment to the Company's certificate of incorporation increasing the number of authorized shares of the Company's common stock to 55,000,000.

NOTE 9 - On June 4, 1999, a suit was brought in the Delaware Court of Chancery, purportedly on behalf of the Company's common stockholders, alleging that certain amendments to the Company's certificate of incorporation previously adopted by the Company's stockholders increasing the authorized shares of various classes of stock were invalid because the Company did not obtain the required statutory votes. On August 5, 1999, the parties entered into a settlement agreement, subject to court approval and approval from the holders of the Company's preferred stock and common stock, in separate class votes, of the previously adopted amendments. The settlement was approved by the Court of Chancery at a hearing held on September 24, 1999. The appeal period for this approval will expire on October 25, 1999. The holders of the Company's preferred and common stock approved the previously adopted amendments at a meeting of the Company's stockholders held on October 7, 1999. The Company believes that the costs associated with this settlement will not have a material effect on the Company's results of operations, assets or financial condition.

    2. Management's Discussion & Analysis of Financial Condition and Results of Operations

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

                                  RISK FACTORS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In that context, the discussion in this Item contains forward-looking statements which involve certain degrees of risk and uncertainties, including statements relating to liquidity and capital resources. Except for the historical information contained herein, the matters discussed in this section are such forward-looking statements that involve risks and uncertainties. Risk factors which may impact on our results include the following:

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

In recent years, we have incurred substantial operating losses in every fiscal period. We cannot predict when we will become profitable, if at all, and if we do, that we will remain profitable for any substantial period of time. Failure to achieve profitability within the time frame expected by investors may adversely affect the market price of our common stock. In the nine months ended September 30, 1999, we had a net loss of $4.5 million. As a result of ongoing operating losses, at September 30, 1999, we had an accumulated deficit of $19.1 million. We have generated relatively small amounts of SiteMinder revenues until recent fiscal quarters, while increasing expenditures in all areas, particularly in research and development and sales and marketing, in order to execute our business plan. Although we have experienced revenue growth in connection with SiteMinder in recent periods, the growth has been off of a small base, and it is unlikely that the recent growth rates are sustainable.

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

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MARKET SITEMINDER AND RELATED SERVICES SUCCESSFULLY.

The sale of SiteMinder licenses and related services provides a substantial majority of our total revenues. These sales accounted for 73% of our total revenues in the nine months ended September 30, 1999. We expect that our future financial performance will depend on SiteMinder sales. Prior to the release of SiteMinder 3.0 in June 1998, there had been very few commercial installations of SiteMinder. Since June 1998, all commercial deployments of SiteMinder have supported business-to-business web applications. Broad market acceptance of SiteMinder will depend on the development of the market for secure user management, including usage of SiteMinder for business-to-consumer applications, and customer demand for the specific functionality of SiteMinder. We cannot be sure that either will occur. Like most technology products at an early stage of development, SiteMinder may require extensive reengineering or upgrading if it fails to meet the performance needs or expectations of our customers when shipped or contains significant software defects or bugs. If we fail in marketing SiteMinder products and services, for whatever reason, our business would be harmed.

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

The market for secure user management products and services is relatively immature and highly competitive. We expect the level of competition to increase as a result of the anticipated growth of e-commerce. Until recently, our primary source of competition was from secure user management software developed in-house. Many of our potential customers have the resources to establish in-house software development capabilities, and some of them, from time to time, may choose to develop their own secure user management technology that is competitive with ours. In addition, we have faced competition from web development professional services organizations. Today our primary competitors include e-Commerce and the partnership between IBM and DASCOM. In addition, a number of other security and software companies have indicated that they offer products which may compete with ours. We expect that additional competitors will emerge in the future. Current and potential competitors have established, or may in the future establish, cooperative relationships with third parties to increase the availability of their products to the marketplace. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Potential competitors may have significantly greater financial, marketing, technical and other competitive resources than we have. If, in the future, a competitor chooses to bundle a competing secure user management product with other e-commerce applications, the demand for our products might be substantially reduced. Many of these factors are out of our control, and there can be no assurance that we can maintain or enhance our competitive position against current and future competitors.

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

OUR FAILURE TO MANAGE OUR RAPID GROWTH EFFECTIVELY COULD HURT OUR BUSINESS.

Our failure to manage our rapid growth effectively could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. We have been experiencing a period of rapid growth that has been placing a significant strain on all of our resources. From December 31, 1997 to September 30, 1999, the number of our employees increased from 40 to 109. To manage future growth effectively we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

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


Company Description

We are a leading provider of software and services that manage and control user access to web-based e-commerce applications. Our SiteMinder product is part of the software infrastructure that is used to build and manage an e-commerce web site. SiteMinder manages the complex process of identifying users and assigning those users privileges to multiple e-commerce applications on a company's web site. These assigned privileges determine what information a user can see and what transactions a user can perform on the web site. SiteMinder enables our customers to centrally control access to e-commerce web sites requiring secure log-in, while distributing the administrative responsibilities to the most appropriate parties. SiteMinder is designed to be scalable and reliable, to integrate with our customers' existing systems and to accommodate emerging Internet technology. We offer a wide range of support services that enable our customers to successfully implement SiteMinder into their organizations. As of September 30, 1999 we had 109 customers. We sell our products through a direct sales force and through our distribution partners. To date, most of our customers' deployments of SiteMinder have supported business-to-business e-commerce applications, but our customers are beginning to deploy SiteMinder for business-to-consumer applications.

RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto:


                                                         Period to Period %
                                                         Increase/(Decrease)
                                  % of Total Revenues    Three Months Ended
For the three months                                        September 30,
ended September 30,                1998          1999       1998 vs. 1999
-------------------                ----          ----       -------------

Revenues:
SiteMinder software                  33%           60%          389%
SiteMinder services                   9            18           447
Other                                58            22            (2)
                                    ---           ---           ---

Total revenues                      100           100           165

Gross profit                         66            75           202

Selling, general and
administrative expenses             120            97           114

Research and development costs       40            30           102
                                    ---           ---           ---

Loss from operations                (94%)         (52%)          48%

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Revenues. Total revenues increased by $2.0 million, or 165%, to $3.3 million in the three months ended September 30, 1999, from $1.3 million in the three months ended September 30, 1998.

SiteMinder software revenues increased by $1.6 million, or 389%, to $2.0 million in the three months ended September 30, 1999, from $411,000 in the three months ended September 30, 1998. This increase is due to the continued increase in market awareness and the acceptance of the SiteMinder product and expansion of our sales organization. There were no significant revenues from SiteMinder prior to the release of SiteMinder 3.0 in June 1998.

SiteMinder services revenues increased by $491,000, or 447%, to $601,000 in the three months ended September 30, 1999, from $110,000 in the three months ended September 30, 1998. This increase reflects the continued growth in the installed base of SiteMinder software licenses and the increasing requirement to provide installation and integration services for customers.

Other revenues decreased by $17,000, or 2%, to $719,000 in the three months ended September 30, 1999, from $736,000 in the three months ended September 30, 1998.

Gross profit. Gross profit increased by $1.7 million, or 202%, to $2.5 million in the three months ended September 30, 1999, from $826,000 in the three months ended September 30, 1998. The increase in SiteMinder software revenues resulted in higher gross profit due to lower costs associated with SiteMinder software revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $1.7 million, or 114%, to $3.2 million in the three months ended September 30, 1999, from $1.5 million in the three months ended September 30, 1998. This increase is primarily a result of our continuing to build our sales and marketing infrastructure to support planned growth in sales of our SiteMinder product and services.

Research and development costs. Research and development costs increased by $511,000, or 102%, to $1.0 million in the three months ended September 30, 1999, from $500,000 in the three months ended September 30, 1998. The increase was primarily due to our continued development of SiteMinder and our increase in research and development personnel. We expect to increase the amount spent on research and development in the foreseeable future as we continue to develop and enhance our product line to address the evolving needs of customers deploying large-scale and transaction-based e-commence applications. Research and development costs may be incurred substantially in advance of the related revenues and in some cases may not generate revenues. We did not capitalize any research and development costs in the three months ended September 30, 1998 or the three months ended September 30, 1999. There was no capitalized software as of September 30, 1999.

Interest income (expense), net. Net interest income increased by $21,000, or 66%, to $52,000 in the three months ended September 30, 1999, from $31,000 in the three months ended September 30, 1998. This increase is mainly attributable to a higher average cash balance in the three months ended September 30, 1999. There were no borrowings outstanding during the three months ended September 30, 1998 or the three months ended September 30, 1999.

                                                         Period to Period %
                                                         Increase/(Decrease)
                                  % of Total Revenues    Nine Months Ended
For the nine months                                        September 30,
ended September 30,                 1998        1999       1998 vs. 1999
                                    ----        ----       -------------

Revenues:
SiteMinder software                   25%         56%          471%
SiteMinder services                    8          17           495
Other                                 67          27             2
                                     ---         ---           ---

Total revenues                       100         100           157

Gross profit                          56          71           228

Selling, general and
administrative expenses              142          97            76

Research and development costs        44          31            81
                                     ---         ---           ---

Loss from operations                (130%)       (57%)         (13%)

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Revenues. Total revenues increased by $4.9 million, or 157%, to $8.0 million in the nine months ended September 30, 1999, from $3.1 million in the nine months ended September 30, 1998.

SiteMinder software revenues increased by $3.7 million, or 471%, to $4.5 million in the nine months ended September 30, 1999, from $784,000 in the nine months ended September 30, 1998. This increase is due to the continued increase in market awareness and the acceptance of the SiteMinder product and expansion of our sales organization. There were no significant revenues from SiteMinder prior to the release of SiteMinder 3.0 in June 1998.

SiteMinder services revenues increased by $1.2 million, or 495%, to $1.4 million in the nine months ended September 30, 1999, from $236,000 in the nine months ended September 30, 1998. This increase reflects the continued growth in the installed base of SiteMinder software licenses and the increasing requirement to provide installation and integration services for customers.

Other revenues increased by $44,000, or 2%, to $2.1 million in the nine months ended September 30, 1999, from $2.1 million in the nine months ended September 30, 1998.

Gross profit. Gross profit increased by $4.0 million, or 228%, to $5.7 million in the nine months ended September 30, 1999, from $1.7 million in the nine months ended September 30, 1998. The increase in SiteMinder software revenues resulted in higher gross profit due to lower costs associated with SiteMinder software revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3.4 million, or 76%, to $7.8 million in the nine months ended September 30, 1999, from $4.4 million in the nine months ended September 30, 1998. This increase was primarily a result of the continued development of our sales and marketing infrastructure to support planned growth in sales of our SiteMinder product and services.

Research and development costs. Research and development costs increased by $1.1 million, or 81%, to $2.5 million in the nine months ended September 30, 1999, from $1.4 million in the nine months ended September 30, 1998. The increase was primarily due to our continued development of SiteMinder and our increase in research and development personnel. We expect to continue to increase the amount spent on research and development in the foreseeable future as we continue to develop and enhance our product line to address the evolving needs of customers deploying large-scale and transaction-based e-commerce applications. Research and development costs may be incurred substantially in advance of the related revenues and in some cases may not generate revenues. In the nine months ended September 30, 1998, we capitalized $249,000 of research and development costs, net of amortization, as a result of our realizing technological feasibility. We did not capitalize any research and development costs in the nine months ended September 30, 1999. There was no capitalized software as of September 30, 1999.

Interest income (expense), net. Net interest income increased by $19,000, or 19%, to $119,000 in the nine months ended September 30, 1999, from $100,000 in the nine months ended September 30, 1998. This increase was mainly attributable to a higher cash balance in the nine months ended September 30, 1999. There were no borrowings outstanding during the nine months ended September 30, 1998 or the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands, except ratios)

                                          September 30,       December 31,
Financial Condition as of                     1999               1998
                                              ----               ----

Cash and cash equivalents                    $11,212            $1,175
Working capital                               10,986                47
Current ratio                                   4.09              1.01

Cash Flow Activity Summary for            September 30,      September 30,
the Nine Months Ended                         1999               1998
                                              ----               ----

Net cash used for operating activities       $(5,151)           $(4,428)
Net cash used for investing activities          (334)              (196)
Net cash provided by
    financing activities                      15,522              5,121

LIQUIDITY AND CAPITAL RESOURCES

In recent years, we have funded our operations primarily from sales of securities.

Cash used for operating activities in the nine months ended September 30, 1999 was $5.2 million, primarily due to a net loss of $4.5 million and an increase in accounts receivable, partially offset by increases in accounts payable and accrued expenses. Cash used for operating activities in the year ended December 31, 1998 was $5.8 million, primarily due to a net loss of $5.2 million and an increase in accounts receivable, partially offset by increases in accounts payable, accrued expenses and deferred revenue.

Cash used for investing activities was $334,000 in the nine months ended September 30, 1999, and $167,000 in the year ended December 31, 1998. Investing activities for the periods consisted primarily of the purchases of equipment, consisting largely of computer servers, workstations and networking equipment.

Cash provided by financing activities in the nine months ended September 30, 1999 was $15.5 million, primarily as a result of our sale of 795,651 shares of common stock to certain investors in a private placement on February 8, 1999 at a price of $5.75 per share and 534,242 shares of common stock to certain investors in a private placement on September 9, 1999 at a price of $20.59 per share. Cash provided by financing activities in the year ended December 31, 1998 was $5.2 million, primarily due to our issuance of preferred stock and warrants for net proceeds totaling $5.0 million.

As of September 30, 1999, our primary financial commitments consisted of obligations outstanding under operating leases.

In recent years, we have significantly increased our operating expenses. We anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses and capital expenditures will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to our business. We believe that the net proceeds from our proposed secondary offering and the existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

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

Costs of Year 2000 Compliance

All costs related to Year 2000 issues are being expensed as incurred. We do not expect the total costs of evaluation and testing to be material. Other potential costs may include updating of computer software and hardware, as well as other out-of-pocket costs. Costs associated with Year 2000 issues totaled approximately $100,000 through September 30, 1999. We anticipate that we may incur up to an additional $100,000 in future costs associated with our Year 2000 readiness.

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


3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe that it has any material market risk exposure with respect to derivatives or other financial instruments that would require disclosure under this item.

                          PART II -- OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         On June 4, 1999 a suit was brought in the Delaware Court of Chancery, purportedly on behalf of the common stockholders of the Company, alleging that certain amendments to the Company's Certificate of Incorporation previously adopted by the stockholders increasing the authorized shares of various classes of stock were invalid because the Company did not obtain the required statutory votes. On August 5, 1999 the parties entered into a settlement agreement, subject to court approval and approval from the holders of the Company's preferred stock and common stock in separate class votes, of the previously adopted amendments. The settlement was approved by the Court of Chancery at a hearing held on September 24, 1999. The appeal period for this approval will expire on October 25, 1999. The holders of the Company's preferred and common stock approved the previously adopted amendments at a meeting of the Company's stockholders held on October 7, 1999. The Company believes that the costs associated with the settlement will not have a materially adverse affect on the Company's results of operations, assets or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 9, 1999 the Company completed a private placement of 534,242 shares of common stock to the following investors at a purchase price of $20.59 per share: Pogue Capital International Fund, Kingdon Associates, L.P., Kingdon Partners L.P., M. Kingdon Offshore N.V., Chilton Q.P. Investment Partners L.P., Chilton Investment Partners L.P., Chilton Opportunity International L.P., Chilton International L.P., Permal Media & Communication Fund, L.P., Essex High Technology (Bermuda) Fund, L.P., Essex High Technology
(USA) Fund, L.P., Essex High Technology Offshore II Fund, L.P., Dimensional Partners L.P. and Dimensional Partners Ltd. The Company recorded net proceeds of approximately $10.3 million from the private placement, after deducting the placement agent's fee and the Company's estimated expenses. The Company has filed with the SEC a registration statement, which was declared effective on October 8, 1999, covering the 534,242 shares sold in the private placement. The Commission file number assigned to the registration statement is 333-87247. The placement did not involve a public offering and was, accordingly, exempt under ss.4(2) of the Securities Act of 1933.

ITEM 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         On September 7, 1999 the Board of Directors caused to be distributed to stockholders of record as of August 31, 1999 a Notice of Special Meeting of Stockholders to be held October 7, 1999, together with a Proxy and Proxy Statement. On the record date, the Company had outstanding 10,436,578 shares of Common Stock (excluding treasury shares) and 3,333,333 shares of Series D Preferred Stock, convertible into Common Stock on a one-for-one basis.

         At the meeting the stockholders acted upon the following proposals:

         1. To consider and act upon a proposal to approve the Amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of capital stock from 30,000,000 to 45,000,000, which amendment was approved by the stockholders at their meeting on May 11, 1999. The voting results on this proposal were as follows:

         Common Stock (voting as a single class)

         For:  8,686,965   Against:  538,138  Abstain:  16,452

         Preferred Stock (voting as a single class)

         For:  3,333,333   Against:  0        Abstain:  0

         Common Stock and Preferred Stock (voting together as a single class)

         For: 12,020,298   Against: 538,138   Abstain:  16,452

         2. To consider and act upon a proposal to approve the Amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of capital stock to 60,000,000. The voting results on this proposal were as follows:

         Common Stock (voting as a single class)

         For:  8,505,810   Against:  717,382  Abstain:  18,363

         Preferred Stock (voting as a single class)

         For:  3,333,333   Against:  0        Abstain:  0

         Common Stock and Preferred Stock (voting together as a single class)

         For: 11,839,143   Against: 717,382   Abstain: 18,363

ITEM 4.  OTHER INFORMATION

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

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3. Restated Certificate of Incorporation of the Company, as amended October 7, 1999

                  11.      Computation of earnings per share

                  27.      Financial Data Schedule

         (b)      Reports on Form 8-K

                  The Company filed a Report on Form 8-K on September 17, 1999 announcing the completion of the private placement described in Item 2 above.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NETEGRITY, INC.

Date: October 22, 1999                  By: /s/ Barry N. Bycoff
                                        -----------------------

                                             Barry N. Bycoff
                                             President and Chief Executive
                                             Officer (Principal Executive
                                             Officer)

Date: October 22, 1999                  By: /s/ James E. Hayden
                                        -----------------------

                                             James E. Hayden
                                             Vice President, Finance and
                                             Administration, and Chief Financial
                                             Officer (Principal Financial and
                                             Chief Accounting Officer)