Form 10-K
period 1999-12-31
NETEGRITY INC
filed 2000-03-20
CIK 840824

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                         COMMISSION FILE NUMBER 1-10139
                                       OR

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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $1,720,048,859 based on the closing price of the registrant's Common Stock on March 13, 2000 as reported by the Nasdaq Over-the-Counter Interdealer Automated Quotation System ($89.50 per share). As of March 13, 2000, there were 19,218,423 shares of Common Stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Document incorporated by reference:
     Part III incorporates information by reference from the definitive proxy statement for the registrant's annual meeting to be held on May 18, 2000.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     We are a leading provider of software and services that manage and control user access to web-based e-commerce applications. Our SiteMinder product is part of the software infrastructure that is used to build and manage an e-commerce web site commonly known as a portal. SiteMinder manages the complex process of identifying users and assigning those users entitlements to multiple e-commerce applications on a company's portal. These assigned entitlements determine what information a user can see and what transactions a user can perform on the web site. SiteMinder enables our customers to centrally control access to e-commerce portals requiring secure log-in, while distributing the administrative responsibilities to the most appropriate parties. SiteMinder is designed to be scalable and reliable, to integrate with our customers' existing systems and to accommodate emerging Internet technology. We offer a wide range of support services that enable our customers to successfully implement SiteMinder into their organizations. As of December 31, 1999 we had 133 customers. We sell our products through a direct sales force and through our distribution partners. To date, most of our customers' deployments of SiteMinder have supported business-to-business e-commerce applications. However, we are now expanding our markets with new product initiatives and customers in the business to consumer and service provider markets.

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

     Before the advent of e-commerce and the transition to web-based computing, most large businesses deployed client/server architectures to support enterprise computing. In the client/server model, applications are generally limited to traditional enterprise resource planning functions such as accounting, human resources and material resource planning. Defined groups, limited to selected employees, access these applications through a company's internal computing resources or dedicated remote access solutions. As a result of this limited usage, controlling and securing access to these applications and administering the associated users and their rights of usage, or privileges, can be adequately handled by the organization's information technology, or IT, department. With only a limited number of applications and a small number of defined users, the assignment of entitlements to these users is accomplished by embedding the security and entitlement functions into each application.

     E-commerce, however, is fundamentally changing traditional business processes because companies now need to conduct business online with their customers and business partners. According to Forrester Research, business-to-business e-commerce is expected to grow from $43 billion in 1998 to $1.3 trillion in 2003. Forrester also estimates that business-to-consumer e-commerce will grow from $8 billion in 1998 to $108 billion in 2003. Companies are developing new web-based applications that support key revenue and relationship management aspects of the companies' business processes. Companies are delivering these new services through portals which are becoming the new customer's gateway. International Data Corporation estimates that the global e-commerce application market will grow from $444 million in 1998 to over $13 billion in 2003. Companies are also attempting to leverage their existing investments in traditional enterprise applications by integrating them into their web sites. In this new e-commerce business model, applications accessed through the portal are not just supporting business operations, but, in many instances, become the focal point for companies' interactions with their constituencies, including remote and mobile employees, existing and potential customers, suppliers, vendors, distributors and other business partners.

     As larger and more diverse constituencies access wider ranges of applications, the management and security of users become increasingly important and complex. The software infrastructure required to support these applications, developed in different languages, running on different web servers and operating on different hardware platforms, dramatically adds to this complexity. Traditional security and management software solutions, whether developed in house or provided by a third party, face significant difficulties in meeting these challenges effectively. Most e-commerce portals have continued the practice of embedding security in each application. This requires users to provide a password to access each application, resulting in a cumbersome and time-consuming user experience. Lack of centralized user management also creates security issues. Companies cannot take corrective actions in a timely fashion because the security and privileges must be modified in each application. In addition, many companies find it difficult to accommodate relationships with business customers and partners because the companies' IT departments do not have the information necessary to manage the entitlements of individual customer and partner users.

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

     In order for e-commerce to be successful, companies require a secure and scalable portal management infrastructure for conducting business. Portal sites must be capable of managing the large numbers of users and multiple user transactions without jeopardizing the integrity of the site's security policies. As companies seek to attract customers and partners to their portal sites, and to increase the efficiency of their employees, they require a solution providing a seamless and integrated view of the applications on their web sites. The solution must provide single sign-on to personalized information based on the profile of the particular user. As the number of applications proliferates and the complexity of data increases, the solution must reduce the burden of managing these applications. Companies require a solution that easily and seamlessly integrates with their existing investments in information technology infrastructure, including web servers, application servers, directory servers and various forms of user identification. Finally, companies require an open and extensible architecture in order to accommodate the introduction of new, evolving web technologies.

THE NETEGRITY SOLUTION

     We are a leading provider of software and services for secure portal management for e-commerce applications. Key benefits of our solution include:

     Centralized entitlement management. SiteMinder provides centralized control of users and entitlements that extends across multiple web-based applications on a company's web site. SiteMinder manages the entitlements of customers, business partners and employees accessing applications on a company's portal. Our solution provides this centralized entitlement management as a shared service that includes all of the e-commerce applications deployed by our customers. This approach provides many benefits. Security changes can be effected swiftly and efficiently across all of a company's e-commerce applications. Moreover, it makes application developers much more productive because they are free to focus on business processes and leave security, privilege management and personalization to SiteMinder.

     Superior user experience through single sign-on and personalized content. With SiteMinder, users sign-on to a web site once and gain access to all relevant information as defined by their user entitlements. Single sign- on provides access to a personalized view of content drawn from multiple applications which run on multiple servers, multiple operating systems, and across multiple Internet domains. This benefits end users by providing them with a high-quality user experience, personalized to meet their individual needs. By providing a superior user experience on its web site, a company is able to protect its brand and build customer loyalty.

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

     Scalability and high-availability. Our customers require a platform that scales as they deploy additional applications and as user traffic grows, while providing the highest level of reliability. SiteMinder provides a scalable high-availability platform to meet the requirements of demanding portals.
Based on independent third-party testing, published data from other vendors and feedback from customers, we believe that SiteMinder provides significantly higher transaction rates than other competing solutions.

STRATEGY

     Our objective is to become the market leader in secure portal management solutions for the business-to-business, business-to-consumer, and application hosting markets. Key elements of our strategy include:

     Extend technology leadership in secure portal management market. We believe that our technology enables us to offer a complete and cost-effective secure portal management solution for web-based applications. By building upon our ability to use a company's existing directories rather than creating another database, a feature called native integration, single sign-on capabilities and our ability to scale to support millions of users, we believe we can extend our leadership in the secure portal management market by adding new features and capabilities. Specifically, we plan to offer additional platform support for our SiteMinder solution and integration with non-web-based, legacy applications. In addition, we intend to continue to incorporate industry-leading technologies such as support for eXtensible Markup Language, or XML, and Wireless Access Protocol, or WAP, protocols, into SiteMinder.

     Expand applications of SiteMinder into new markets. While most of our customers' deployments have been in the business-to-business e-commerce market, our customers are beginning to deploy SiteMinder in the business-to-consumer and service provider markets. We believe that our capabilities will enable us to offer solutions that support portal and targeted community applications in the business-to-consumer market. We will continue to expand and tailor SiteMinder as necessary to meet the requirements of our customers for new e-commerce applications.

     Expand strategic partnerships: We have developed strategic relationships in order to significantly increase market awareness and distribution for SiteMinder. To date we have focused primarily on key technology providers like Sun, iPlanet, and TIBCO. In addition to building strong partnerships with the technology providers we have worked with historically we are building partnerships with leading service and technology companies that provide critical infrastructure and online services for our expanded market focus on portal management for business to business, and business to consumer, and application hosting markets Service Providers.

     Pursue international expansion: Although we principally focus our marketing efforts in the United States, we have begun to expand our sales force and support organizations with the objective of gaining broad international market acceptance of SiteMinder through adoption into strategic accounts. In addition, we are developing products intended to address the specific needs of international markets, with an initial focus on Europe and Asia. These include developing localized versions of our products and local consulting services.

     Expand service resources: We have learned that a customer's decision to purchase our product is based, in part, on our ability to provide a high level of customer service and implementation support. As the world wide demand for our product grows, it is critical for us to build these capabilities accordingly. We have a two pronged strategy to meet this demand. First, we continue to grow our internal resources. Second, we are aggressively recruiting the industry's leading internet system integrators. We are building cooperative relationships with these companies to insure they have the product knowledge and access to Netegrity resources to enable them to easily build SiteMinder into their client's applications.

     Strategic acquisitions: We believe that there are significant market opportunities that leverage our market position that can best be met through a strategic acquisition program. Our intention is to leverage Netegrity's valuation as well as our successful fund raising in 1999 to support these activities.

PRODUCTS AND SERVICES

  SiteMinder Product

     SiteMinder 3.6 was released in August 1999. SiteMinder interacts with the four main components of an e-commerce web site:

     - Web Servers: SiteMinder is designed to support all major web servers and provide access control to content distributed through these servers.

     - Application Servers: SiteMinder is designed to support all major application servers and provide generalized entitlement management to the content and transactions delivered through these servers.

     - Authentication Services: SiteMinder provides broad support for authentication methods that enable web sites to authenticate users through a variety of methods that meet the unique security requirements of each application.

     - Directory Servers: SiteMinder integrates with all industry leading directory servers and utilizes them as repositories for all user and entitlement data.

     The SiteMinder product consists of three key components: Policy Servers, Agents and an Administration Console. Additionally, SiteMinder is delivered with a developer kit, which allows developers to construct web sites in both C++ and Java applications. The following briefly describes each of the primary components:

     - Policy Server: The Policy Server is a generalized security policy engine, which includes processes for authentication, authorization, session management, administration and auditing. The Policy Server, which handles all requests for managing, and enforcing user entitlements, runs on Windows NT and UNIX platforms.

     - Agents: Agents are distributed components deployed on web servers, application servers, or as part of an application itself. Agents communicate policies to the application governing user entitlements. SiteMinder ships with web Agents compatible with most popular web servers, including Microsoft IIS, Netscape Enterprise Server and Apache. SiteMinder also supports application server Agents compatible with most popular application servers, including those from Allaire, Bluestone, Microsoft, Oracle and the Sun-Netscape Alliance.

     - Administration Console: The Administration Console is a secure Java applet that allows administrators to create and manage user entitlement policies from any Java-enabled web browser.

     SiteMinder 3.6 provides the following services:

     - Entitlement management infrastructure: SiteMinder provides a single location for defining the policies that specify which users may access particular e-commerce applications and content. By providing a single location for these policies, SiteMinder enables web sites to apply consistent personalized content and application access for users throughout the site.

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

     - Distributed administration: Using any Java-enabled browser, web administrators are able to access SiteMinder and modify user entitlement policies from anywhere on the network. The user interface supports multiple levels of delegation among administrators.

     SiteMinder is the only secure portal management system on the market that provides native integration with industry-standard Lightweight Directory Access Protocol, or LDAP, Windows NT directory services, and SQL databases. As a result, customers do not need to install and manage separate and redundant user directories, which are expensive to maintain, unnecessarily complex, and therefore prone to failure. SiteMinder's native directory support works with multiple directory services from multiple vendors to provide our customers with the freedom to deploy on their preferred platforms.

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

     - Internet sites, in which users are consumers seeking products or information from our customers. Prices start at less than $2 per user for volumes greater than 250,000 users and are discounted as volumes grow. A multi year subscription model for an unlimited number of users in year one has been introduced in January 1, 2000.

     - Service providers where our customers host applications for their customers.

     Standard SiteMinder licenses include a web Agent site license and Policy Server licenses. Essentially, our customers pay us for the size of the web site they are building, as measured by the number of users of that site. Our standard product license gives the customer the right to replicate and install our SiteMinder software components throughout its web site infrastructure as needed to meet scalability and redundancy requirements.

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

     The Netegrity Technical Services group is headquartered in Waltham, Massachusetts. We provide many Services as well as a selectable level of Support for all customer environments. Prompt response and a quality resolution are the hallmarks of our service. The Netegrity Technical Service Center is a centralized operation, offering email, fax, World Wide Web (www) or telephone access for our customers. We provide technical assistance for all Netegrity products and offer three levels of Service to meet our customer needs. Netegrity Customer Services also offers extended services such as on-site training, installations, and customized service offerings. Netegrity Technical Services is committed to resolving customer problems in a timely manner.

  SiteMinder Products in Development (as of February 15, 2000)

     SiteMinder 4.0 or the Portal Edition, is currently in beta and expected to be released later in Q1 2000. SiteMinder 4.0 will provide additional support for e-commerce portals and new services that enable partnerships for affiliated companies. Additional versions of SiteMinder and complimentary products are currently under development for scheduled release in the next twelve months. These will include additional support for integration with legacy applications; web and application servers; and delegating management of users and policies to trusted partners.

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

SALES, MARKETING AND DISTRIBUTION

     We directly market our SiteMinder software and services domestically through a field sales organization supported by inside sales representatives. We also indirectly market through strategic partnerships and other third-party relationships with vendors of Internet-related systems and application software as well as through resellers and systems integrators. As of December 31, 1999, our sales and marketing organization consisted of 56 individuals.

     Direct Sales Force. As of December 31, 1999, our direct sales force consisted of 32 individuals, 15 of whom were field sales representatives covering six domestic regions and three international regions. Our sales organization identifies prospects that have e-commerce plans and requirements, and deploys a solution-selling approach once customers are qualified. Our inside sales representatives qualify, develop and pursue leads generated through a variety of sources. Our field sales group conducts on-site meetings with accounts that have substantial product and service requirements. We target SiteMinder software and services to large, corporate customers and smaller firms that need to protect access to mission-critical information while providing the users of their applications with a personalized, seamless experience. We generally sell to e-commerce business managers, product managers, web application development managers, Internet architects, security administrators, network/systems administrators and other people responsible for analyzing and selecting e-commerce solutions. We plan to continue to focus on building our direct sales force, especially our field sales representatives, both domestically and internationally.

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

     Product Marketing Programs. We engage in a broad range of product marketing activities, including sponsoring seminars for prospective customers, exhibiting at targeted conferences for both the technology and financial communities, as well as providing paper and e-mail based direct mailings. We also maintain an active public relations program. This program issues press releases highlighting major customer additions, strategic partnerships and new product releases, manages relations with industry analysts and promotes coverage of the firm in the trade and business press. We devote significant resources to our web site to provide product and company information as well as customer profiles. We continue to enhance our web site with features, including interactive tours, streaming demos, presentations and seminar content online, customer and developer chat rooms and more customer application stories. In addition, we plan to launch a series of banner campaigns on leading Internet portal sites.

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

CUSTOMERS

     As of December 31, 1999, we licensed SiteMinder software to 133 end-user customers. Our customer base spans multiple industry segments, focusing primarily on financial services, high tech, government, insurance, retail and telephone companies and internet service providers.

     No single customer, including direct end users or resellers, accounted for more than 10% of our total revenues during the years ended December 31, 1999, 1998 and 1997.

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

COMPETITION

     The market for secure portal management products and sources is new, rapidly evolving and highly competitive. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that our ability to compete depends on many factors both within and beyond our control, including:

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

     Until recently, our primary source of competition was from custom-built secure portal management software developed in-house. Many of our potential customers have the resources to establish in-house software development capabilities, and some of them, from time to time, may choose to develop their own secure portal management technology competitive with ours. Our primary competitors now include enCommerce and IBM/DASCOM. We also have faced competition from web development professional services organizations. In addition, a number of other security and software companies have indicated that they offer products which may compete with ours. Additional competition may develop as the market matures and other companies begin to offer similar products, and as our product offerings expand to other segments of the marketplace. Current and potential competitors have established, or may in the future establish, cooperative selling relationships with third parties to increase the distribution of their products to the marketplace. Accordingly, it is possible that new competitors may emerge and rapidly acquire significant market share.

     We face a number of competitors in this market area. Many of our competitors have shorter operating histories, and less financial and technical resources than we have. In addition, these smaller competitors have smaller customer bases than we currently do. Some of our newer competitors, however, are larger companies who have large financial reserves, and well-established development and support teams, and large customer bases. These larger competitors may initiate pricing policies which would make it more difficult for us to maintain our competitive position against these companies.

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

     E-commerce applications have significant requirements for scalability, reliability, sophisticated security and ease of administration. These increased demands drive the need for a centralized access control model for administrators and a single point of access for end-users. With the growing implementation of standards-based user directories, such as LDAP, and the proliferation of flexible and easy-to-use security products, businesses are able to take advantage of best-of-breed solutions as they deploy e-commerce applications across heterogeneous networks. We have made, and expect to continue to make, a substantial investment in research and development. In the year ended December 31, 1999, we spent approximately $3.7 million, or 29% of total revenues, on research and development of our SiteMinder product. We will continue our product development efforts for our current product, as well as developing next generation versions of our product line. As of December 31, 1999, we had 42 employees engaged in research and development activities.

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

EMPLOYEES

     As of December 31, 1999, we had a total of 138 full-time employees, of which 42 were involved in research and development, 72 in sales, marketing and customer support, 10 in consulting and 14 in administration and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that our relationships with employees are good. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

     In recent years, we have incurred substantial operating losses in every fiscal period. We cannot predict when we will become profitable, if at all, and if we do, that we will remain profitable for any substantial period of time. Failure to achieve profitability within the time frame expected by investors may adversely affect the market price of our common stock. In the year ended December 31, 1999, we had a net loss of $5.5 million. As a result of ongoing operating losses, at December 31, 1999, we had an accumulated deficit of $20.1 million. We have generated relatively small amounts of SiteMinder revenues until recent fiscal quarters, while increasing expenditures in all areas, particularly in research and development and sales and marketing, in order to execute our business plan. Although we have experienced revenue growth in connection with SiteMinder in recent periods, the growth has been off of a small base, and it is unlikely that the recent growth rates are sustainable.

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

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MARKET SITEMINDER AND RELATED SERVICES SUCCESSFULLY.

     The sale of SiteMinder licenses and related services provides a substantial majority of our total revenues. These sales accounted for 76% of our total revenues for the year ended December 31, 1999. We expect that our future financial performance will depend on SiteMinder sales. Prior to the release of SiteMinder 3.0 in June 1998, there had been very few commercial installations of SiteMinder. Since June 1998, all commercial deployments of SiteMinder have supported business-to-business web applications. Broad market acceptance of SiteMinder will depend on the development of the market for secure portal management, including usage of

SiteMinder for business-to-consumer applications, and customer demand for the specific functionality of SiteMinder. We cannot be sure that either will occur. Like most technology products at an early stage of development, SiteMinder may require extensive reengineering or upgrading if it fails to meet the performance needs or expectations of our customers when shipped or contains significant software defects or bugs. If we fail in marketing SiteMinder products and services, for whatever reason, our business would be harmed.

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

OUR FAILURE TO MANAGE OUR RAPID GROWTH EFFECTIVELY COULD HURT OUR BUSINESS.

     Our failure to manage our rapid growth effectively could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. We have been experiencing a period of rapid growth that has been placing a significant strain on all of our resources. From December 31, 1998 to December 31, 1999, the number of our employees increased from 64 to 138. To manage future growth effectively we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

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

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

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

ITEM 2. PROPERTIES

      The Company's headquarters consist of two separate leased office suites located at 245 Winter Street and 200 West Street in Waltham, Massachusetts. We occupy 5,760 square feet of space for current monthly payments of $8,400 under a lease expiring in May 2001 and 12,600 square feet of space for current monthly payments of $30,450 under a lease expiring in December 2001. We anticipate that in the near future we will lease office space that will house our new headquarters.

      In order to support our field sales and consulting staff, we lease office space in Los Angeles and San Jose, California; New York, New York; Chicago, Illinois; Reston, Virginia; Atlanta, Georgia; Paris, France; London, England; Ngee Ann City, Singapore.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999 except for a special meeting of stockholders held October 7, 1999 which is described in Item 3 in the Company's Form 10-Q for the period ending September 30, 1999.

                                    Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "NETE." It was traded on the Nasdaq SmallCap Market prior to September 28, 1999. The following table sets forth, for the periods indicated, the range of high and low sales prices per share of our common stock, as reported on the Nasdaq SmallCap Market for the period prior to September 28, 1999 and on the Nasdaq National Market for the time period from September 28, 1999 through December 31, 1999.

                                                       Price Range of
                                                        Common Stock
                                                    ---------------------
                                                      High          Low
                                                    --------      -------
1998 FISCAL YEAR
  First Quarter ................................    $ 2.344       $ 1.406
  Second Quarter ...............................    $ 3.000       $ 1.625
  Third Quarter ................................    $ 4.125       $ 1.500
  Fourth Quarter ...............................    $ 4.531       $ 1.063
1999 FISCAL YEAR
  First Quarter ................................    $17.250       $ 4.000
  Second Quarter ...............................    $20.000       $ 9.250
  Third Quarter ................................    $30.000       $15.875
  Fourth Quarter ...............................    $65.000       $21.313

     As of December 31, 1999, there were 162 holders of record of common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                   NINE MONTHS
                                                     ENDED              YEARS ENDED
                                     YEAR ENDED    DECEMBER 31,         DECEMBER 31,
                                      MARCH 31,    ------------   ---------------------------
                                        1996           1996        1997      1998      1999
                                     -----------     -------      -------   -------   -------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  SiteMinder software.............        --              --      $   237   $ 1,483   $ 7,527
  SiteMinder services.............        --              --           12       468     2,211
  Other...........................    $3,725         $ 3,637        4,484     2,840     3,008
                                      ------         -------      -------   -------   -------
  Total revenues..................     3,725           3,637        4,733     4,791    12,746
Cost of SiteMinder software.......        --              --           47       203       631
Cost of SiteMinder services.......        --              --           --       110     1,227
Cost of other.....................     2,173           2,176        2,423     1,451     1,620
                                      ------         -------      -------   -------   -------
  Total cost of revenues............   2,173           2,176        2,470     1,764     3,478
                                      ------         -------      -------   -------   -------
Gross profit......................     1,552           1,461        2,263     3,027     9,268
Selling, general and
  administrative expenses.........     1,178           2,303        5,509     6,395    11,806
Research and development costs....        --             705        1,028     1,991     3,744
                                      ------         -------      -------   -------   -------
Income (loss) from operations.....       374          (1,547)      (4,274)   (5,359)   (6,282)
Interest income (expense), net....        20             181          203       130       824
Share of loss from investment in
  Encotone, Inc. .................        --             (40)        (132)       --        --
Write off of investment in
  Encotone LTD....................        --              --       (1,049)       --        --
                                      ------         -------      -------   -------   -------
Income (loss) from continuing
  operations......................       394          (1,406)      (5,252)   (5,229)   (5,458)
Income (loss) from discontinued
  operations......................      (240)           (520)          --        --        --
Gain on sale of assets of
  discontinued operations.........        --           6,000           --        --        --
                                      ------         -------      -------   -------   -------
Income (loss) before provision for
  income taxes....................       154           4,074       (5,252)   (5,229)   (5,458)
Provision for income taxes........        25             (74)          --        --        --
                                      ------         -------      -------   -------   -------
Net income (loss).................    $  129         $ 4,000      $(5,252)  $(5,229)  $(5,458)
                                      ======         =======      =======   =======   =======
Basic and diluted earnings per
  share:
  From continuing operations......    $ 0.05         $ (0.16)     $ (0.57)  $ (0.56)  $ (0.47)
  From operation of discontinued
    operations....................     (0.03)          (0.06)          --        --        --
  Gain on sale of assets..........        --            0.67           --        --        --
                                      ------         -------      -------   -------   -------
  Net income (loss)...............    $ 0.02         $  0.45      $ (0.57)  $ (0.56)  $ (0.47)
                                      ======         =======      =======   =======   =======
Weighted average shares
  outstanding.....................     8,835           8,944        9,279     9,362    11,648

                                        19

                                                                                   DECEMBER 31,
                                                     MARCH 31,       ---------------------------------------
                                                       1996           1996       1997      1998       1999
                                                      -------        -------    ------    ------    --------
                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.........................    $ 1,410        $ 6,791    $2,134    $1,175    $102,879
Working capital...................................        401          4,629         9        47     104,435
Total assets......................................     10,456         10,259     4,849     4,225     110,970
Total stockholders' equity........................      1,903          6,149     1,016       996     106,434

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" appearing in Item 6 of this report and our consolidated financial statements and related notes appearing under Item 8 of this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements, as described under "Forward-Looking Statements and Industry Data" under Item 1 of this report.

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

     We derive our revenues from the sale of SiteMinder software and services and from revenues related to the resale of Check Point Software Technologies' FireWall-1 software product. SiteMinder software revenues are derived from the sale of SiteMinder product licenses. SiteMinder service revenues are derived from fees related to the implementation and maintenance of SiteMinder and training on the SiteMinder product. Other revenues are derived from the resale, through a dedicated sales organization, of FireWall-1, complementary products from other vendors and related maintenance, consulting and training services. SiteMinder software revenues accounted for 59% of total revenues in the year ended December 31, 1999 and 31% of total revenues in the year ended December 31, 1998. SiteMinder services revenues accounted for 17% of total revenues in the year ended December 31, 1999 and 10% of total revenues in the year ended December 31, 1998. Other revenues accounted for 24% of total revenues in the year ended December 31, 1999 and 59% of total revenues in the year ended December 31, 1998. We expect SiteMinder software and services revenues to increase as a percentage of total revenues.

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

     Our cost of sales includes, among other things, royalties due to third parties for technology included in our products, product fulfillment costs, and salaries and related expenses for our consulting, education and technical support services organizations, and the associated cost of training facilities.

     Our operating expenses are classified into two general categories: selling, general and administrative and research and development. Selling, general and administrative expenses consist primarily of salaries and other related costs for selling, administrative and marketing personnel, sales commissions, travel, legal and accounting services, public relations, marketing materials, trade shows and certain facilities-related expenses. Research and development expenses consist primarily of personnel costs to support product development.

     Since 1996, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our research and development, sales, marketing and professional services departments, and to establish an administrative organization. We have incurred net losses in each fiscal quarter since 1996 and had an accumulated deficit of $20.1 million as of December 31, 1999. We anticipate that our operating expenses will increase substantially in future quarters as we increase sales and marketing operations, expand distribution channels, increase research and development, broaden professional services, expand facilities and support, and improve operational and financial systems. Accordingly, we expect to incur additional losses through at least 2000.

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

RESULTS OF OPERATIONS

     The following table presents statement of operations data as percentages of total revenues for the periods indicated:


                                                        YEARS ENDED
                                                        DECEMBER 31,
                                                    --------------------
                                                    1997    1998    1999
                                                    ----    ----    ----
STATEMENT OF OPERATIONS DATA:
Revenues:
  SiteMinder software.........................         5%     31%     59%
  SiteMinder services.........................        --      10      17
  Other.......................................        95      59      24
                                                    ----    ----    ----
  Total revenues..............................       100     100     100
Cost of SiteMinder software...................         1       4       4
Cost of SiteMinder services...................        --       2      10
Cost of other.................................        51      31      13
                                                    ----    ----    ----
  Total cost of revenues......................        52      37      27
                                                    ----    ----    ----
Gross profit..................................        48      63      73
Selling, general and administrative
  expenses....................................       116     133      93
Research and development costs................        22      42      29
                                                    ----    ----    ----
Loss from operations..........................       (90)   (112)    (49)
Interest income (expense), net................         4       3       6
Share of loss from investment in Encotone,
  Inc.........................................        (3)     --      --
Write off of investment in Encotone LTD.......       (22)     --      --
                                                    ----    ----    ----
Loss from operations..........................      (111)   (109)    (43)
                                                    ----    ----    ----
Income (loss) before provision for income
  taxes.......................................      (111)   (109)    (43)
Provision for income taxes....................        --      --      --
                                                    ----    ----    ----
Net income (loss).............................      (111)%  (109)%   (43)%
                                                    ====    ====    ====

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues. Total revenues increased by $8.0 million, or 166%, to $12.7 million in the year ended December 31, 1999, from $4.8 million in the year ended December 31, 1998.

     SiteMinder software revenues increased by $6.0 million, or 407%, to $7.5 million in the year ended December 31, 1999, from $1.5 million in the year ended December 31, 1998. This increase is due to the continued increase in market awareness and the acceptance of the SiteMinder product and expansion of our sales organization. There were no significant revenues from SiteMinder prior to the release of SiteMinder 3.0 in June 1998.

     SiteMinder services revenues increased by $1.7 million, or 373%, to $2.2 million in the year ended December 31, 1999, from $468,000 in the year ended December 31, 1998. This increase reflected the continued growth in the installed base of SiteMinder software licenses and the increasing demand to provide installation and integration services for customers.

     Other revenues increased by $167,000, or 6%, to $3.0 million in the year ended December 31, 1999, from $2.8 million in the year ended December 31, 1998.

     Cost of revenues. Total cost of revenue increased by $1.7 million or 97%, to $3.5 million in the year ended December 31, 1999, from $1.8 million in the year ended December 31, 1998.

     Cost of SiteMinder software increased by $428,000, or 211%, to $631,000 in the year ended December 31, 1999 from $203,000 in the year ended December 31, 1998. The increase is primarily due to increases in royalties due to third parties for technology included in our product as SiteMinder software revenues continue to increase.

     Cost of SiteMinder services increased by $1.1 million or 1,020%, to $1.2 million in the year ended December 31, 1999 from $110,000 in the year ended December 31, 1998. The increase is due to increases in salaries and related expenses for our consulting and education organizations as a result of increased SiteMinder service revenues.

     Cost of other increased by $169,000 or 12%, to $1.6 million in the year ended December 31, 1999 from $1.5 million in the year ended December 31, 1998. The increase is due to increases in product fulfillment costs principally as a result of increased other revenues.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $5.4 million, or 85%, to $11.8 million in the year ended December 31, 1999, from $6.4 million in the year ended December 31, 1998. This increase was primarily a result of the continued development of our sales and marketing infrastructure to support planned growth in sales of our SiteMinder product and services.

     Research and development costs. Research and development costs increased by $1.8 million, or 88%, to $3.7 million in the year ended December 31, 1999, from $2.0 million in the year ended December 31, 1998. The increase was primarily due to our continued development of SiteMinder and our increase in research and development personnel. We expect to continue to increase the amount spent on research and development in the foreseeable future as we continue to develop and enhance our product line to address the evolving needs of customers deploying large-scale and transaction-based e-commerce applications.

     Interest income (expense), net. Net interest income increased by $694,000, or 533%, to $824,000 in the year ended December 31, 1999, from $130,000 in the year ended December 31, 1998. This increase was mainly attributable to a higher cash balance in the year ended December 31, 1999. There were no borrowings outstanding during the years ended December 31, 1998 or 1999.

     Provision for income taxes. For the years ended December 31, 1999 and 1998 we had no provision for income taxes due to the net losses incurred. As of December 31, 1999, we had net operating loss carryforwards of $28 million available for federal purposes to reduce future taxable income expiring on various dates through 2019. Provisions of the Internal Revenue Code may limit the net operating loss available for use in any given year, based upon significant past or future changes of our ownership.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenues. Total revenues increased by $58,000, or 1%, to $4.8 million in the year ended December 31, 1998, from $4.7 million in the year ended December 31, 1997.

     SiteMinder software revenues increased by $1.2 million, or 525%, to $1.5 million in the year ended December 31, 1998, from $237,000 in the year ended December 31, 1997. The first commercial release of SiteMinder was version 2.0 in November 1997. SiteMinder 3.0 was released in June 1998, after which revenues increased each quarter.

     SiteMinder services revenues increased by $456,000, 3793% to $468,000 in the year ended December 31, 1998, from $12,000 in the year ended December 31, 1997. As the number of SiteMinder software customers grew in 1998, support and consulting services grew accordingly.

     Other revenues decreased by $1.6 million, or 37%, to $2.8 million in the year ended December 31, 1998, from $4.5 million in the year ended December 31, 1997. This decrease is a result of our de-emphasis on the FireWall-1 related products and services as we shifted resources to SiteMinder products and services.

     Cost of revenues. Total cost of revenues decreased by $706,000 or 29%, to $1.8 million in the year ended December 31, 1998, from $2.5 million in the year ended December 31, 1997.

     Cost of Siteminder software increased by $156,000, or 333%, to $203,000 in the year ended December 31, 1998 from $47,000 in the year ended December 31, 1997. The increase is due to increases in royalties due to third parties for technology included in our product, fulfillment costs, and amortization of software development costs as Siteminder software revenue increased.

     Cost of Siteminder services increased by $110,000 to $110,000 in the year ended December 31, 1998 from the year ended December 31, 1997. The increase is due to salaries and related expenses for our consulting and education organizations as a result of increased SiteMinder service revenues.

     Cost of other decreased by $972,000, or 40%, to $1.5 million in the year ended December 31, 1998 from $2.4 million in the year ended December 31, 1997. The decrease is due to decreases in product fulfillment costs principally as a result of decreased other revenues noted above.

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

     Research and development costs. Research and development costs increased by $963,000, or 94%, to $2.0 million in the year ended December 31, 1998, from $1.0 million in the year ended December 31, 1997.

     Interest income (expense), net. Net interest income decreased $73,000, or 36%, to $130,000 in the year ended December 31, 1998, from $203,000 in the year ended December 31, 1997. This decrease was mainly attributable to a lower average cash balance in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     In recent years, we have funded our operations primarily from sales of securities.

     Cash used for operating activities in the year ended December 31, 1999 was $7.7 million, primarily due to a net loss of $5.5 million and an increase in accounts receivable, partially offset by increases in accounts payable, accrued expenses and deferred revenue.

     Cash used for investing activities was $1.5 million in the year ended December 31, 1999. Investing activities for the period consisted primarily of the purchases of equipment, consisting largely of office furniture and equipment, telephone and computer equipment.

     Cash provided by financing activities in the year ended December 31, 1999 was approximately $110.9 million, primarily as a result of the sale of 2,500,000 shares of Common Stock at a price of $40.00 per share in a follow-on public offering on November 10, 1999. On December 9, 1999 the Company sold an additional 12,500 shares of Common Stock at a price of $40.00 per share pursuant to the exercise of the underwriter overallotment option. We received net proceeds of approximately $94.3 million from this follow-on offering. In addition, we received net proceeds of $10.3 million from the sale of 534,242 shares of common stock at a price of $20.59 per share to certain investors in a private placement on September 9, 1999 and net proceeds of $4.6 million from the sale of 795,651 shares of common stock to certain investors from a private placement on February 8, 1999.

     As of December 31, 1999, our primary financial commitments consisted of obligations outstanding under operating leases.

     As of December 31, 1999, we had cash and cash equivalents totaling $102.9 million.

     In recent years, we have significantly increased our operating expenses. We anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses and capital expenditures will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to our business. We believe that our existing cash and cash equivalent balances will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently determining the impact that SAB 101 will have on our financial position or results of operations.

YEAR 2000 UPDATE

      We have not experienced any disruptions related to the "Year 2000" issue. Nevertheless, we are continuing to evaluate risks associated with a potential delayed impact of Year 2000 related failures. Any such failure could result in an interruption in, or a failure of, normal business activities which could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of third party vendors, we are unable to predict whether any future failure related to the Year 2000 issue will have a material adverse impact on our results of operations, liquidity or financial position. We believe that our efforts to identify and resolve issues related to the Year 2000 problem have reduced, but not eliminated, the possibility that we will in the future encounter any significant interruptions to normal operations related to the Year 2000 issue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's consolidated financial statements and the related auditors' report are presented in the following pages. The consolidated financial statements filed in this Item 8 are as follows:

        - Report of Independent Accountants

        - Consolidated Balance Sheets--December 31, 1999 and 1998

        - Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997

        - Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997

        - Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

        - Notes to Consolidated Financial Statements


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Stockholders of Netegrity, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Netegrity, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                      PricewaterhouseCoopers LLP

Boston, Massachusetts
March 14, 2000

                                NETEGRITY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,     DECEMBER 31,
                                                                   1998             1999
                                                               ------------     ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  1,174,625     $102,878,564
  Accounts receivable-trade, net of allowance for doubtful
    accounts of $247,063 at December 31, 1998; $483,973 at
    December 31, 1999.......................................      1,746,645        4,730,626
  Prepaid expenses and other current assets.................        354,937        1,361,568
                                                               ------------     ------------
    TOTAL CURRENT ASSETS....................................      3,276,207      108,970,758
Property and equipment, net.................................        736,341        1,884,749
Capitalized software costs, net.............................        175,629               --
Other assets................................................         37,114          114,118
                                                               ------------     ------------
TOTAL ASSETS................................................   $  4,225,291     $110,969,625
                                                               ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable-trade....................................        897,734        1,090,747
  Accrued compensation and benefits.........................        583,059        1,420,119
  Other accrued expenses....................................        524,854          675,913
  Deferred revenue..........................................      1,223,861        1,349,232
                                                               ------------     ------------
    TOTAL CURRENT LIABILITIES...............................      3,229,508        4,536,011

COMMITMENTS AND CONTINGENCIES (NOTE D)

STOCKHOLDERS' EQUITY:
  Preferred stock, Series D voting; $.01 par value;
    5,000,000 shares authorized; 3,333,334 issued and
    outstanding at December 31, 1998; none issued and
    outstanding at December 31, 1999........................         33,333               --

  Common stock, voting, $.01 par value; 55,000,000 shares
    authorized; 9,425,446 shares issued and 9,400,345 shares
    outstanding at December 31, 1998; 17,114,962 shares
    issued and 17,089,861 shares outstanding at December 31,
    1999....................................................         94,254          171,150

  Additional paid-in capital................................     15,780,049      126,562,147
  Accumulated deficit.......................................    (14,628,196)     (20,086,026)
  Loan to officer ..........................................       (200,000)        (130,000)
                                                               ------------     ------------
                                                                  1,079,440      106,517,271
Less -- Treasury Stock, at cost: 25,101 shares..............        (83,657)         (83,657)
                                                               ------------     ------------
TOTAL STOCKHOLDERS' EQUITY..................................        995,783      106,433,614
                                                               ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................   $  4,225,291     $110,969,625
                                                               ============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                YEARS ENDED DECEMBER 31,
                                         ---------------------------------------
                                            1997          1998          1999
                                         -----------   -----------   -----------
Revenues:
  SiteMinder software...............     $   237,217   $ 1,483,296   $ 7,527,419
  SiteMinder services...............          12,012       467,568     2,211,016
  Other.............................       4,483,420     2,840,253     3,007,560
                                         -----------   -----------   -----------
  Total revenues....................       4,732,649     4,791,117    12,745,995
Cost of SiteMinder software.........          46,835       202,755       630,861
Cost of SiteMinder services.........              --       109,572     1,226,671
Cost of other.......................       2,423,056     1,451,498     1,620,492
                                         -----------   -----------   -----------
  Total cost of revenues............       2,469,891     1,763,825     3,478,024
                                         -----------   -----------   -----------
Gross profit........................       2,262,758     3,027,292     9,267,971
Selling, general and administrative
  expenses..........................       5,508,813     6,394,918    11,805,667
Research and development costs......       1,028,094     1,991,239     3,744,305
                                         -----------   -----------   -----------
Loss from operations................      (4,274,149)   (5,358,865)   (6,282,001)
Interest income (expense), net......         203,205       130,115       824,171
Share of loss from investment in
  Encotone, Inc.....................        (131,801)           --            --
Write off of investment in Encotone
  LTD...............................      (1,049,151)           --            --
                                         -----------   -----------   -----------
Income (loss) before provision for
  income taxes......................      (5,251,896)   (5,228,750)   (5,457,830)
Provision for income taxes..........              --            --            --
                                         -----------   -----------   -----------
Net income (loss)...................     $(5,251,896)  $(5,228,750)  $(5,457,830)
                                         ===========   ===========   ===========
Basic and diluted earnings per
  share:
  Net income (loss).................     $     (0.57)  $     (0.56)  $     (0.47)
                                         ===========   ===========   ===========
Weighted average shares
  outstanding.......................       9,279,000     9,362,000    11,648,000


   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   ACCUMULATED
                                                     ADDITIONAL        OTHER                                               TOTAL
                              PREFERRED    COMMON      PAID-IN    COMPREHENSIVE  ACCUMULATED    LOAN TO    TREASURY   STOCKHOLDERS'
                                STOCK      STOCK       CAPITAL         INCOME      DEFICIT       OFFICER     STOCK        EQUITY
                              ---------   --------   ------------ -------------  ------------   ---------   --------   -------------
BALANCE AT DECEMBER 31,
  1996......................   $    --    $ 92,049   $ 10,460,554    $ 28,028    $ (4,147,550)  $(200,000)  $(83,657)  $  6,149,424
                               -------    --------   ------------    --------    ------------   ---------   --------   ------------
Net income(loss)............        --          --             --          --      (5,251,896)         --         --     (5,251,896)
Issuance of common stock
  under stock plans
  (74,400 shares)...........        --         744        117,776          --              --          --         --        118,520
                               -------    --------   ------------    --------    ------------   ---------   --------   ------------
BALANCE AT DECEMBER 31,
  1997......................        --      92,793     10,578,330      28,028      (9,399,446)   (200,000)   (83,657)     1,016,048
                               -------    --------   ------------    --------    ------------   ---------   --------    -----------
Net income(loss)............        --          --             --          --      (5,228,750)         --         --     (5,228,750)
Issuance of preferred stock
  (3,333,334 shares) --
  Series D..................    33,333          --      4,916,668          --              --          --         --      4,950,001
Issuance of common stock
  under stock plans
  (146,100 shares)..........        --       1,461        257,023          --              --          --         --        258,484
Other comprehensive
  income -- translation
  adjustment ...............        --          --         28,028     (28,028)             --          --         --             --
                               -------    --------   ------------    --------    ------------   ---------   --------   ------------
BALANCE AT DECEMBER 31,
  1998......................    33,333      94,254     15,780,049          --     (14,628,196)   (200,000)   (83,657)       995,783
                               -------    --------   ------------    --------    ------------   ---------   --------   ------------
Net income (loss)...........                                                       (5,457,830)                           (5,457,830)
Issuance of common stock
  (3,842,393 shares,
  $116,075,036, net of
  issuance costs of
  $6,856,874)...............        --      38,425    109,179,737          --              --          --         --    109,218,162
Issuance of common stock
  under stock plans (513,789
  shares)...................        --       5,138      1,602,361          --              --          --         --      1,607,499
Conversion of preferred
  stock (3,333,334 shares)..   (33,333)     33,333             --          --              --          --         --             --
Repayment of Loan
  to officer................                                                                       70,000                    70,000
                               -------    --------   ------------    --------    ------------   ---------   --------   ------------
BALANCE AT DECEMBER 31,
  1999......................   $    --    $171,150   $126,562,147    $     --    $(20,086,026)  $(130,000)  $(83,657)  $106,433,614
                               =======    ========   ============    ========    ============   =========   ========   ============


   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1997          1998            1999
                                                             -----------   -----------     ----------
OPERATING ACTIVITIES:
Net loss ................................................     $(5,251,896)  $(5,228,750)    $ (5,457,830)
Adjustments to reconcile net loss to net cash used for
  operating activities:
  Depreciation and amortization..........................         116,187       365,975          489,536
  Provision for doubtful accounts receivable.............              --       237,051          291,342
  Share of loss from investment..........................         131,801            --               --
  Write off of investment in Encotone, LTD...............       1,049,151            --               --
Changes in operating assets and liabilities:
  Accounts receivable....................................          (3,589)   (1,192,327)      (3,275,323)
  Prepaid expenses and other current assets..............         246,259       (41,966)      (1,006,631)
  Other assets...........................................         (14,078)          324          (77,004)
  Accounts payable-trade.................................        (592,364)     (609,337)         193,013
  Accrued compensation and benefits......................         243,923       141,063          837,060
  Other accrued expenses.................................         (69,315)     (671,862)         151,059
  Deferred revenue.......................................         118,173       556,445          125,371
  Other..................................................         (46,241)           --               --
                                                              -----------   -----------    -------------
  Net cash used for operating activities..................     (4,071,989)   (6,443,384)      (7,729,407)

INVESTING ACTIVITIES:
  Proceeds from sale of certain assets...................              --        25,863               --
  Escrow receivable related to 1996 asset sale...........              --       600,000               --
  Capital expenditures for equipment and leasehold
    improvements.........................................        (384,458)     (374,562)      (1,462,315)
  Additions to capitalized software costs................        (309,891)      (34,298)              --
  Investment in Encotone, Inc. ..........................              --        81,656               --
                                                              -----------   -----------    -------------
  Net cash (used for) provided by investing activities...        (694,349)      298,659       (1,462,315)
                                                              -----------   -----------    -------------
FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred stock..........              --     4,950,001               --
  Net proceeds from issuance of common stock.............              --            --      109,218,162
  Issuance of common stock under stock plans.............         118,520       258,484        1,607,499
  Repayment of loan to officer...........................              --            --           70,000
  Principal payments under capital leases................          (9,653)      (22,721)              --
                                                              -----------   -----------     ------------
  Net cash provided by financing activities..............         108,867     5,185,764      110,895,661
                                                              -----------   -----------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS..................      (4,657,471)     (958,961)     101,703,939
Cash and cash equivalents at beginning of year...........       6,791,057     2,133,586        1,174,625
                                                              -----------   -----------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR.................     $ 2,133,586   $ 1,174,625     $102,878,564
                                                              ===========   ===========     ============
Supplemental Disclosures of Cash Flow Information:
  Interest paid..........................................     $     3,143   $       872               --
  Income taxes paid......................................          63,557            --               --
Supplemental Disclosure of Non-Cash Activities:
  Property acquired under capital leases.................          32,374            --               --

   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     The Company currently operates in the secure user management market.

  Principles of Consolidation

     The financial statements of the Company also include the accounts and operations of its subsidiaries, Netegrity Europe SLR and Netegrity Asia, Pte Ltd. From the effective date of their formation all significant intercompany accounts and transactions have been eliminated in these consolidated financial statements.

  Cash and Cash Equivalents

     Cash and cash equivalents include time deposits and highly liquid investments with a maturity of three months or less at the date of purchase.

  Concentration of Credit Risk and Fair Value of Financial Instruments

     The amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short maturities. Our cash and cash equivalents are held with financial institutions with high credit standings. Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade receivables. Our customer base consists of large numbers of customers dispersed across many industries. As a result, concentration of credit risk with respect to trade receivables is not significant except for one receivable which accounted for 17% of total receivables as of December 31, 1999.


  Revenue Recognition

     The Company's revenues are primarily generated from the sale of its proprietary SiteMinder products and services and from licensing the rights to use software products developed by Checkpoint Software Technologies, Ltd. to end users and resellers. The Company generates its services revenue from consulting and training services performed for customers and from support (i.e., maintenance). Revenues from software license agreements are recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable and collection is probable. Revenue derived from arrangements with resellers of our product are not recognized until the software is shipped to the end user.

     Revenues for maintenance are recognized ratably over the term of the support period. Revenues from consulting and training services are recognized as the services are performed. If such services are included in a license agreement, such amounts are unbundled from the license fee based on the value established by independent sale of such service to customers.

                                NETEGRITY, INC.

  Research and Development and Software Development Costs

     Research and development expenditures are charged to operations as incurred. Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to cost of software. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Such costs are amortized over the estimated economic life of the product. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. The Company regularly compares the unamortized costs of capitalized software to the expected future net realizable value of the products. If the unamortized costs exceed the expected future net realizable value of the products, the excess amount is written off. For the years ended December 31, 1997, 1998 and 1999, the Company amortized $0, $134,262 and $175,629 of software development costs.

Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. For the years ended December 31, 1999, 1998 and 1997, comprehensive income (loss) was not materially different from net income (loss).

  Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using straight-line method, based upon the following asset lives:

Computer equipment and purchased software       3-5 years
Furniture office equipment                      5 years
Leasehold improvements                          Shorter of lease term or useful
                                                life of asset

     Maintenance and repairs are charged to operations as incurred. Renewals and betterments which materially extend the life of assets are capitalized and depreciated. Upon disposal, the asset cost and related accumulated depreciation are removed from their respective accounts. Any resulting gain or loss is reflected in earnings.

  Income Taxes

     The Company accounts for income taxes using the asset and liability method, pursuant to which deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.


  Marketing Expenses

     Marketing expenses are charged to selling, general and administrative expenses as incurred.

                                NETEGRITY, INC.

  Net Loss Per Share

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period. Diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options and warrants and convertible preferred stock which are convertible into common stock are anti-dilutive for all periods presented.

  Export Sales

     The Company generates revenues from international business. For all periods reported herein, the Company's export sales were immaterial.


  401(k) Plan

     The Company maintains a 401(k) Plan for its employees. The Plan is intended as a retirement and tax deferred savings vehicle. The Company has made no matching contributions to date.

                                NETEGRITY, INC.

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

  Reclassifications

     Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The statement initially was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the Financial Accounting Standards Board issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133 -- An amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year to June 15, 2000. The Company does not expect the adoption of SFAS 133 to have a material effect on its financial position or results of operations.

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

     In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently determining the impact that SAB 101 will have on our financial position or results of operations.

                                NETEGRITY, INC.

NOTE B: PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and consist of the following:

                                                        DECEMBER 31,
                                                  -----------------------
                                                    1998          1999
                                                  ---------    ----------
Computer equipment and purchased software.......  $  944,555    $2,220,420
Leasehold improvements..........................      73,557        97,029
Furniture and office equipment..................      97,577       260,555
                                                  ----------    ----------
                                                   1,115,689     2,578,004
Less accumulated depreciation...................    (379,348)     (693,255)
                                                  ----------    ----------
                                                  $  736,341    $1,884,749
                                                  ==========    ==========

     The depreciation expense for the years ended December 31, 1997, 1998 and 1999, was $116,187, $231,713 and $313,907, respectively.

NOTE C: INVESTMENT AND JOINT VENTURE

     In October of 1996, the Company invested $1,000,000 for a 10% equity interest in Encotone, LTD., a Jerusalem, Israel high-technology firm which develops technology and products that provide enhanced security for both voice and data network transactions. The Company accounted for its investment in Encotone, LTD. under the cost method. In the quarter ended September 30, 1997, the Company determined that the value of the investment was permanently impaired and wrote off the entire amount of $1,049,151.

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

NOTE D: COMMITMENTS AND CONTINGENCIES

     On June 4, 1999, a suit was brought in the Delaware Court of Chancery, purportedly on behalf of the Company's common stockholders, alleging that certain amendments to the Company's certificate of incorporation previously adopted by the Company's stockholders increasing the authorized shares of various classes of stock were invalid because the Company did not obtain the required statutory votes. On August 5, 1999, the parties entered into a settlement agreement, subject to court approval and approval from the holders of the Company's preferred stock and common stock, in separate class votes, of the previously adopted amendments. The settlement was approved by the Court of Chancery on September 24, 1999 and the appeal period for this approval expired, without any appeal being filed, on October 25, 1999. The holders of the Company's preferred and common stock approved the previously adopted amendments at a meeting of the Company's stockholders held on October 7, 1999. The effect of the settlement was not material.

     The Company leases certain facilities under noncancellable operating leases. For the years ended December 31, 1997, 1998 and 1999 the Company incurred total operating

                                NETEGRITY, INC.

lease expense of $173,600, $299,825 and $549,490, respectively. Future minimum lease payments under these leases are as follows:

YEARS ENDING DECEMBER 31,
-------------------------
  2000..................................................    $555,362
  2001..................................................     376,950
                                                            --------
                                                            $932,312
                                                            ========

NOTE E: LOAN TO OFFICER

     In May, 1996, an Officer of the Company exercised an option to purchase 200,000 shares of the Company's common stock at a price of $1.00 per share. The Company's Board of Directors approved a loan to the Officer as payment for this transaction. The Officer issued the Company a full recourse note that is also secured by the 200,000 shares of common stock. This note has an interest rate of 7% per annum.

                                NETEGRITY, INC.

NOTE F: INCOME TAXES

     Significant components of the deferred tax assets and liabilities are as follows:

                                                DECEMBER 31,
                                       ----------------------------
                                             1998           1999
                                         -----------   ------------
Net operating loss carryforwards......   $ 5,188,919   $ 11,304,069
Loss on investment....................       971,562        907,537
Accruals and reserves.................       232,625        537,218
Research and development tax credits..       318,450        127,742
Depreciation..........................       (25,346)       (27,510)
Alternative minimum tax credit........        74,773         74,773
Other.................................        44,389         75,963
Valuation allowance...................    (6,805,372)   (12,999,792)
                                         -----------   ------------
                                         $        --   $         --
                                         ===========   ============

     The provision for income taxes differs from the federal statutory rate of 34% as follows:

                                                      FOR THE YEARS ENDED
                                                          DECEMBER 31,
                                            -----------------------------------------
                                                1997          1998           1999
                                            -----------    -----------    -----------
Federal tax provision (benefit)...........  $(1,785,645)   $(1,777,775)   $(1,855,662)
Non deductible costs......................        9,962         13,829         29,498
Valuation allowance.......................    1,775,683      1,763,946      1,826,164
                                            -----------    -----------    -----------
                                            $        --    $        --    $        --
                                            ===========    ===========    ===========

     Management of the Company has evaluated the positive and negative evidence impacting the realizability of its deferred tax assets. Based on the weight of the available evidence, it is more likely than not that all of the deferred tax assets will not be realized, and accordingly the deferred tax assets have been fully reserved. Management re-evaluates the positive and negative evidence on a quarterly basis.

     At December 31, 1999, the Company has available for Federal income tax purposes net operating loss carryforwards of approximately $28,071,000 that are available to offset future taxable income, expiring at various dates through fiscal 2019. Certain provisions in the Internal Revenue Code may limit the net operating loss available for use in any given year in the event of any significant change of ownership.

     The net operating loss carryforwards of $28,071,000 include $10,262,000 of tax deductions relating to stock options and warrants. The benefit of these deductions included in net operating loss carryforwards will be credited to additional paid in capital when realized.

NOTE G: CAPITAL STOCK AND CAPITAL STOCK WARRANTS

     Preferred Stock: On January 6, 1998, the Company, entered into a Preferred Stock and Warrant Purchase Agreement (the "Agreement") with Pequot Private Equity Fund, L.P., a Delaware limited partnership ("PPEF") and Pequot Offshore Private Equity Fund, Inc., a British Virgin Islands corporation (together with PPEF, the "Pequot Entities"). Pursuant to the terms of the Agreement, on January 7, 1998, the Company sold 1,666,667 shares of Series D preferred stock, at $1.50 per share, and 750,393 warrants to the Pequot Entities for an aggregate purchase price of $2,500,000.

                                NETEGRITY, INC.

     The Company entered into an amendment on June 5, 1998 to the Preferred Stock and Warrant Purchase Agreement with the Pequot Entities. Pursuant to the terms of the amended Agreement, on June 5, 1998, the Company sold 833,334 shares of Series D preferred stock, at $1.50 per share, and 375,197 warrants to the Pequot Entities for an aggregate purchase price of $1,250,001. On June 30, 1998, the Company sold an additional 833,333 shares of Series D preferred stock, at $1.50 per share, and 375,197 warrants to the Pequot Entities for an aggregate purchase price of $1,250,000. The Series D Preferred Stock converted one for one to common stock in September 1999.

     In conjunction with the Pequot Agreement as described above, warrants to purchase a total of 1,500,787 shares of common stock exercisable at $2.00 were issued to Pequot expiring on January 7, 2003.

     As part of the Agreement with the Pequot Entities described above, James McNiel joined the Board of Directors of the Company, as designee of the Pequot Entities and the Company granted Mr. McNiel warrants for the purchase of 100,000 shares exercisable at $1.50 expiring on January 7, 2003 for his services as a director.

Common Stock: On February 8, 1999 the Company sold 795,651 shares of common stock at $5.75 per share. On September 9, 1999, the Company sold 534,242 shares of common stock to certain investors in a private placement at a price of $20.59 per share. On November 10, 1999, the Company sold 2,500,000 shares of common stock at a price of $40.00 per share in a follow on public offering. On December 9, 1999 the Company sold an additional 12,500 shares of common stock at a price of $40.00 per share pursuant to the exercise of the underwriter overallotment option.



NOTE H: STOCK PLANS

     The Company has stock option plans as described hereunder. All options issued under the plans are granted at fair market value at the date of grant, and become exercisable at varying rates, generally over three or four years, as determined by the Board of Directors, and generally expire ten years from the date of grant.

     Stock Option Plans for Outside Directors: The Company's stock option plans for outside directors provide for the granting of options to members of the Board of Directors who are neither employees nor officers of the Company. The timing, amounts, recipients and other terms of the option grants are determined by the provisions of or formulas in, the directors' option plans. At December 31, 1999, options for 45,000 shares were available for future grant.

     Stock Option Plans for Employees and Officers: The Company's stock option plans for employees, consultants and officers provide for the granting of options as inducement to obtain and retain the services of qualified persons. Incentive stock options may be granted to officers and employees, and non-qualified stock options may be granted to directors, officers, employees or consultants. At December 31, 1999, options for 1,125 shares were available for grant.

     1990 Employee Stock Purchase Plan: The 1990 Employee Stock Purchase Plan ("Stock Purchase Plan") is intended as an incentive to, and to encourage stock ownership by, all eligible employees of the Company and participating subsidiaries and to encourage them to remain in the employ of the Company. All employees of the Company who have completed six months of employment are eligible to participate in the Stock Purchase Plan.

                                NETEGRITY, INC.

     The Stock Purchase Plan presently authorizes the issuance of 100,000 shares of common stock (subject to adjustment for capital changes) pursuant to the exercise of nontransferable options granted to participating employees. The weighted average of the fair value of purchase rights for the years ended December 31, 1997, 1998, and 1999 are $0.74, $0.72 and $6.64, respectively.
During the years ended December 31, 1997, 1998 and 1999 2,400, 14,100 and 21,282
shares of the company's common Stock were issued under the Stock Purchase Plan.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1997, 1998 and 1999 would have been increased to the pro-forma amounts indicated below:

                          YEAR ENDED DECEMBER 31, 1997   YEAR ENDED DECEMBER 31, 1998   YEAR ENDED DECEMBER 31, 1999
                          ----------------------------   ----------------------------   ----------------------------
                                              LOSS                           LOSS                           LOSS
                            NET LOSS        PER SHARE      NET LOSS        PER SHARE      NET LOSS        PER SHARE
                          -------------    -----------   -------------    -----------   -------------    -----------
As reported............... $(5,251,896)       $(0.57)     $(5,228,750)       $(0.56)    $(5,457,830)       $(0.47)
Pro-Forma.................  (5,500,386)        (0.59)      (5,661,325)        (0.60)     (8,049,750)        (0.69)


     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                      DECEMBER 31
                            ---------------------------------
                               1997        1998        1999
                            ----------   ---------   --------
Expected life (years).....     4.0           4.0         5.0
Risk free interest rate...   5.70-7.40%     5.10%       5.96%
Volality..................      80%          100%        101%
Dividend yield............       --           --          --



     The weighted average of the fair value of stock options for the years ended December 31, 1997, 1998 and 1999 was $1.50, $1.94 and $26.72, respectively.

     Stock options outstanding at December 31, 1999:

                                                                                            EXERCISEABLE OPTIONS
                                                                 OPTIONS OUTSTANDING        --------------------
                                                              --------------------------                 WEIGHTED
                                                              WEIGHTED       WEIGHTED                     AVERAGE
                                                 SHARES       AVERAGE        AVERAGE                      EXERCISE
RANGE OF EXERCISE PRICES                       OUTSTANDING    LIFE(a)     EXERCISE PRICE      SHARES       PRICE
------------------------                       -----------    --------    --------------    -----------    ------
 $.63-$4.13   ...............................   2,631,957       6.7            1.84           1,880,258      1.63
 $5.75-$6.56  ...............................     118,000       9.2            6.46              15,000      5.75
$11.19-$13.38 ...............................     151,000       9.3           11.48                  --        --
$22.25-$27.00 ...............................     655,000       9.7           24.42                  --        --
$40.75-$54.13 ...............................     797,000       9.9           52.50                  --        --
                                                ---------       ---           -----            ---------   -------
 $.63-$54.13  ...............................   4,352,957       7.9           14.97            1,895,258     1.67
                                                =========                                      =========

------------
(a) Average contractual life remaining in years.

                                NETEGRITY, INC.

     A summary of the status of the Company's stock option plans as of December 31, 1997, 1998 and 1999 and changes during the periods ending on those dates is presented below:

                                                                                FOR THE YEAR ENDED
                                                                                   DECEMBER 31,
                                          -----------------------------------------------------------------------------------------
                                                     1997                          1998                            1999
                                          -----------------------------   --------------------------    ---------------------------
                                                          Weighted                     Weighted                       Weighted
                                                       Average Exercise             Average Exercise               Average Exercise
                                            Shares          Price          Shares        Price           Shares          Price


Options outstanding at beginning of
  year................................    2,196,095         1.39          2,403,342       1.78          3,103,442         1.83
Option activity during the year:
  Granted.............................      640,750         1.64          1,225,700       2.50          1,812,500        34.00
  Exercised...........................      (72,000)        1.62           (132,000)      1.79           (423,060)        1.72
  Canceled............................     (361,503)        2.16           (393,600)      1.52           (139,925)       10.01
                                         ----------         ----         ----------       ----        -----------        -----
Options outstanding at end of year....    2,403,342         1.78          3,103,442       1.83          4,352,957        14.97
                                         ==========                      ==========                   ===========
Options exercisable.....................    994,759                       1,117,427                     1,895,258

------------

Note I: SEGMENT REPORTING

     The Company considers that it has the following five reportable operating segments based on differences in products and services. Operating segments are defined as components of the enterprise about which separate financial information is available that is reviewed regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing their performance.

                                                      1997                          1998                         1999
                                                             Gross                         Gross                        Gross
                                              Revenue        Margin         Revenue        Margin        Revenue        Margin
                                              -------        ------         -------        ------        -------        ------
Operating Segments:

  SiteMinder software                        $  237,217     $  190,382      $1,483,296    $1,280,541    $ 7,527,419     $6,896,558
                                             ----------     ----------      ----------    ----------    -----------     ----------
  SiteMinder services:
     Maintenance                                  8,012          8,012         143,575       143,575        666,023        666,023
     Training and consulting                      4,000          4,000         323,993       214,421      1,544,993        318,322
                                             ----------     ----------      ----------    ----------    -----------     ----------
                                                 12,012         12,012         467,568       357,996      2,211,016        984,345
                                             ----------     ----------      ----------    ----------    -----------     ----------
Other:
   Software and related products              3,311,229      1,359,612       1,391,804       602,308      1,602,724        612,063
   Services                                   1,172,191        700,752       1,448,449       786,447      1,404,836        775,005
                                             ----------     ----------      ----------    ----------    -----------     ----------
                                              4,483,420      2,060,364       2,840,253     1,388,755      3,007,560      1,387,068
                                             ----------     ----------      ----------    ----------    -----------     ----------
   Totals                                    $4,732,649     $2,262,758      $4,791,117    $3,027,292    $12,745,995     $9,267,971
                                             ==========     ==========      ==========    ==========    ===========     ==========


     Certain expenses related to maintenance are included in operating expenses based upon the Company's management reporting practice and it has not been practical to allocate these expenses to cost of maintenance.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The information required by this item is incorporated by reference to the information under the caption "Election of Directors" contained in the Company's Definitive Proxy Statement for the annual meeting of stockholders to be held in 2000.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.   Financial Statements

     The following financial statements are included in Item 8:

        a. Report of Independent Accountants

        b. Consolidated Balance Sheets -- December 31, 1999 and 1998

        c. Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

        d. Consolidated Statements of Stockholders' Equity for the fiscal years ended December 31, 1999, 1998 and 1997

        e. Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

        f. Notes to Consolidated Financial Statements

2.   Financial Statement Schedules

     The following financial statement schedules are included in Item 14(D):

        a. Report of Independent Accountants

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

Exhibit
Item No.                               Item and Reference
--------    --------------------------------------------------------------------

 3.01 Restated Certificate of Incorporation, as amended, of the Registrant (filed as Exhibit 3.01 to Registrant's Registration Statement of Form S-18, No. 33-24446-B, and incorporated by reference).

 3.02       Amended and Restated By-Laws of the Registrant (filed as exhibit
            3.03 to the Registrant's annual report on form 10-K for the year ended December 31, 1998, and incorporated by reference).

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

10.16       1997 Non-Employee Director Stock Option Plan (filed as Exhibit
            10.16 to Annual Report on Form 10-K for the fiscal year ended December 1977, and incorporated by reference).

10.17 Commercial Lease dated as of June 1, 1996 between the Registrant and K/B Fund c/o Koll Management Services, Inc. (filed as Exhibit
            10.15 to Annual Report on Form 10-K for the fiscal year ended March 31, 1996, and incorporated by reference).

10.30 Preferred Stock and Warrant Purchase Agreement among the Company, Pequot Private Equity Fund L.P. and Pequot Offshore Private Equity Fund, Inc. (filed as Exhibit 4 to Report on Form 8-K filed on January 15, 1998, and incorporated by reference).

10.31 Employment Agreement between Netegrity, Inc. and Barry Bycoff dated as of May 31, 1996 (filed as Exhibit 10.1 to Annual Report on Form 10-K/A for the year ended December 31, 1998, and incorporated by reference).

21.1        Subsidiaries of the Registrant (filed herewith).

23.1        Consent of PricewaterhouseCoopers LLP (filed herewith).

27.0        Financial Data Schedule (filed herewith).

B. REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1999.

C. EXHIBITS:

     The Company hereby files as part of this Form 10-K the exhibits listed in 14 (A)(3) above.

D. FINANCIAL STATEMENT SCHEDULES:

     The Company hereby files as part of this Form 10-K in Item 14(A) attached hereto the financial statement schedule listed in Item 14 (A)(2) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NETEGRITY, INC.


                                       By: /s/ Barry N. Bycoff
                                           ----------------------------------
                                           Barry N. Bycoff
                                           President, Chief Executive Officer,
                                           Director (Principal Executive
March 17, 2000                             Officer) and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                           DATE

/s/ Barry N. Bycoff          President, Chief Executive      March 17, 2000
-------------------------    Officer, Director and
Barry N. Bycoff              Chairman of the Board


/s/ James E. Hayden          Chief Financial Officer,        March 17, 2000
-------------------------    Vice President of Finance
James E. Hayden              and Administration and
                             Treasurer

                             Director                        March 17, 2000
-------------------------
Paul F. Deninger


/s/ Eric R. Giler            Director                        March 17, 2000
-------------------------
Eric R. Giler


/s/ Michael L. Mark          Director                        March 17, 2000
-------------------------
Michael L. Mark


/s/ James P. McNiel          Director                        March 17, 2000
-------------------------
James P. McNiel


/s/ Ralph B. Wagner          Director                        March 17, 2000
-------------------------
Ralph B. Wagner

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
of Netegrity, Inc:


Our audits of the consolidated financial statements referred to in our report dated March 14, 2000 appearing in this Annual Report on Form 10-K of Netegrity, Inc. also included an audit of the financial statement schedule listed in Item 14(A)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                                      PricewaterhouseCoopers LLP
Boston, Massachusetts
March 14, 2000

NETEGRITY, INC.
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS



                                                       ADDITIONS
                                                 ------------------------
                                   BALANCE AT    CHARGED TO    CHARGED TO                     BALANCE AT
                                   BEGINNING      COSTS &        OTHER                           END
                                   OF PERIOD      EXPENSES      ACCOUNTS      DEDUCTIONS      OF PERIOD
                                   ----------    ----------    ----------     ----------      ----------
Year ended December 31, 1999:
Allowance for doubtful accounts
  receivable.....................   $247,063       291,342          --        (54,432)(1)      $483,973

Year ended December 31, 1998:
Allowance for doubtful accounts
  receivable.....................   $ 64,460       237,051          --        (54,448)(1)      $247,063

Year ended December 31, 1997:
Allowance for doubtful accounts
  receivable.....................   $ 67,797            --          --         (3,337)(1)      $ 64,460

-----------------
(1) Uncollectible accounts written off, net of recoveries.