Form 10-Q
period 2000-03-31
NETEGRITY INC
filed 2000-05-15
CIK 840824

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2000.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes No [ ]

As of May 5, 2000 there were 19,327,655 shares of Common Stock outstanding, exclusive of Treasury stock.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

Facing Sheet..................................................................................  1

Table of Contents.............................................................................  2

PART I.    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
                        Consolidated Balance Sheets as of March 31, 2000 and
                          December 31, 1999...................................................  3
                        Consolidated Statements of Operations for the three
                          months ended March 31, 2000 and 1999................................  4
                        Consolidated Statements of Cash Flows for the three
                          months ended March 31, 2000 and 1999................................  5
                        Notes to Consolidated Financial Statements............................  6

Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...................................  7

Item 3. Quantitative and Qualitative Disclosures About Market Risk............................ 17

PART II.   OTHER INFORMATION

Item 1.                 Legal Proceedings..................................................... 18

Item 2.                 Changes in Securities................................................. 18


Item 3.                 Defaults upon Senior Securities....................................... 18

Item 4.                 Submission of Matters to a Vote of Security Holders................... 18

Item 5.                 Other Information..................................................... 19

Item 6.                 Exhibits and Reports on Form 8-K...................................... 19

SIGNATURES.................................................................................... 19

Exhibit 27.................................................................................... 20

                         PART I. - FINANCIAL INFORMATION

                                 NETEGRITY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                      MARCH 31,
                                                                                        2000               December 31,
                                                                                     (unaudited)               1999
                                                                                  -------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents .........................................              $103,215,704            $102,878,564
  Accounts receivable-trade, net of allowance for doubtful
    accounts of $483,973 at March 31, 2000 and December 31, 1999 ....                 6,278,656               4,730,626
  Prepaid expenses and other current assets .........................                 2,236,274               1,361,568
                                                                                   ------------            ------------
     Total current assets ...........................................               111,730,634             108,970,758
Property and equipment, net .........................................                 2,902,839               1,884,749
Other assets ........................................................                   149,445                 114,118
                                                                                   ------------            ------------
     Total Assets ...................................................              $114,782,918            $110,969,625
                                                                                   ============            ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable-trade ...............................................                400,647               1,090,747
  Accrued compensation and benefits ....................................              1,457,610               1,420,119
  Other accrued expenses ...............................................                614,731                 675,913
  Deferred revenue .....................................................              2,468,203               1,349,232
                                                                                  -------------           -------------
     Total current liabilities .........................................              4,941,191               4,536,011
                                                                                  -------------           -------------

Stockholders' Equity:
  Common stock, voting, $.01 par value; 55,000,000 shares
    authorized; 19,250,174 shares issued and 19,225,073 shares outstanding at March 31, 2000; 17,114,962 shares
    issued and 17,089,861 shares outstanding at December 31,
    1999 ...............................................................                192,502                 171,150

  Additional paid-in capital ...........................................            130,530,908             126,562,147
  Accumulated deficit ..................................................            (20,668,026)            (20,086,026)
  Loan to officer ......................................................               (130,000)               (130,000)
                                                                                  -------------           -------------
                                                                                    109,925,384             106,517,271
Less -- Treasury Stock, at cost: 25,101 shares .........................                (83,657)                (83,657)
                                                                                  -------------           -------------
     Total stockholders' equity ........................................            109,841,727             106,433,614
                                                                                  -------------           -------------
     Total liabilities and stockholders' equity ........................          $ 114,782,918           $ 110,969,625
                                                                                  =============           =============

   The accompanying notes are an integral part of the consolidated financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the three months ended March 31,
                                                                    2000                   1999
                                                                    ----                   ----

Revenues:
  SiteMinder software ................................          $  4,762,630           $    994,935
  SiteMinder services ................................             1,253,817                358,310
  Other ..............................................               729,645                706,789
                                                                ------------           ------------
  Total revenues .....................................             6,746,092              2,060,034
                                                                ------------           ------------
Cost of SiteMinder software ..........................               349,310                114,440
Cost of SiteMinder services ..........................               759,766                204,247
Cost of other ........................................               379,144                396,284
                                                                ------------           ------------
  Total cost of revenues .............................             1,488,220                714,971
                                                                ------------           ------------
Gross profit .........................................             5,257,872              1,345,063
                                                                ------------           ------------
Selling, general and administrative expenses..........             5,569,488              2,101,119
Research and development costs .......................             1,486,118                699,399
                                                                ------------           ------------

Loss from operations .................................            (1,797,734)            (1,455,455)
Interest income (expense), net .......................             1,215,734                 19,708
                                                                ------------           ------------
Net loss .............................................          $   (582,000)          $ (1,435,747)
                                                                ============           ============

Basic and diluted earnings per share:
Net loss .............................................          $      (0.03)          $      (0.14)
                                                                ============           ============

Weighted average shares outstanding ..................            18,116,000              9,910,000

   The accompanying notes are an integral part of the consolidated financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the three months ended
                                                                             March 31,
                                                                    2000                  1999
                                                                    ----                  ----
OPERATING ACTIVITIES:
Net loss                                                        $  (582,000)          $(1,435,747)
Adjustments to reconcile net loss to net cash used for
   operating activities:
   Depreciation and amortization                                    170,891               157,755
   Provision for doubtful accounts receivable                          --                  (8,500)
 Changes in operating assets and liabilities:

   Accounts receivable                                           (1,548,030)              (32,473)
   Prepaid expenses and other current assets                       (874,706)               24,984
   Other assets                                                     (35,327)              (11,515)
   Accounts payable-trade                                          (690,100)              329,355
   Accrued compensation and benefits                                 37,491                73,460
   Other accrued expenses                                           (61,182)               60,473
   Deferred revenue                                               1,118,971                67,790
                                                               ------------        --------------
Net cash used for  operating activities                          (2,463,992)             (774,418)

INVESTING ACTIVITIES:
   Capital expenditures for equipment and
     leasehold improvements                                      (1,188,981)             (104,947)
                                                               ------------        --------------
FINANCING ACTIVITITES:
   Net proceeds from issuance of common stock                     3,990,113             4,647,254
                                                               ------------        --------------
Net increase in cash and cash equivalents                           337,140             3,767,889

Cash and cash equivalents at beginning of period                102,878,564             1,174,625
                                                               ------------        --------------
Cash and cash equivalents at end of period                     $103,215,704        $    4,942,514
                                                               ============        ==============


The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - The unaudited financial information furnished herein reflects all adjustments which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the Company's financial position, cash flows and results of operations for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 1999, included in Form 10-K filed on March 20, 2000.

NOTE 2 - Certain 1999 information has been reclassified to conform with the 2000 financial statement presentation.

NOTE 3 - The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the remainder of the year ending December 31, 2000.

NOTE 4 - Basic net loss per share is computed using the weighted average number of shares of common stock outstanding. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period. Diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options and warrants and convertible preferred stock which are convertible into common stock are anti-dilutive for all periods presented.

NOTE 5 - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. For the three months ended March 31, 2000 and 1999, comprehensive income (loss) was not materially different from net income (loss).


NOTE 6 - In December 1998, the Accounting Standards Executive Committee, or AcSEC, issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue for multiple element arrangements by means of the "residual method" when (1) there is vendor-specific objective evidence of the fair values of all the undelivered elements that are not accounted for by means of long-term contract accounting and (2) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements. All revenue recognition criteria of SOP 97-2 and SOP 98-9 will be effective for our transactions entered into beginning in our year ending December 31, 2000. We do not expect SOP 98-9 to have a material effect on our financial position or results of operations.

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

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modification to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

NOTE 7 - Preferred Stock: On January 6, 1998, the Company, entered into a Preferred Stock and Warrant Purchase Agreement (the "Agreement") with Pequot Private Equity Fund, L.P., a Delaware limited partnership ("PPEF") and Pequot Offshore Private Equity Fund, Inc., a British Virgin Islands corporation (together with PPEF, the "Pequot Entities"). Pursuant to the terms of the Agreement, on January 7, 1998, the Company sold 1,666,667 shares of Series D preferred stock, at $1.50 per share, and 750,393 warrants to the Pequot Entities for an aggregate purchase price of $2,500,000.

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

In conjunction with the Pequot Agreement as described above, warrants to purchase a total of 1,500,786 shares of common stock exercisable at $2.00 were issued to Pequot expiring on January 7, 2003. The warrants were exercised in February 2000.

NOTE 8 - Common Stock: On February 8, 1999 the Company sold 795,651 shares of common stock at $5.75 per share. On September 9, 1999, the Company sold 534,242 shares of common stock to certain investors in a private placement at a price of $20.59 per share. On November 10, 1999, the Company sold 2,500,000 shares of common stock at a price of $40.00 per share in a follow on public offering. On December 9, 1999 the Company sold an additional 12,500 shares of common stock at a price of $40.00 per share pursuant to the exercise of the underwriter overallotment option.

NOTE 9 - In September 1999 the holders of all of the Company's outstanding preferred stock surrendered their shares for conversion into common stock. On October 7, 1999, the stockholders of the Company approved and the Company filed an amendment to the Company's certificate of incorporation increasing the number of authorized shares of the Company's common stock to 55,000,000.

NOTE 10 - The Company considers that it has the following five reportable operating segments based on differences in products and services. Operating segments are defined as components of the enterprise about which separate financial information is available that is reviewed regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing their performance.

                                      For the three months ended March 31,
                                   ------------------------------------------
                                          2000                    1999
                                   -------------------     ------------------
                                                Gross                  Gross
                                   Revenue      Margin     Revenue     Margin
                                   -------      ------     -------     ------

Operating Segments:
 SiteMinder software ..........  $4,762,630   $4,413,320  $  994,935  $  880,495
                                 ----------   ----------  ----------  ----------
 SiteMinder services:
  Maintenance..................     325,617      325,617      95,710      95,710
  Training and consulting......     928,200      168,434     262,600      58,353
                                 ----------   ----------  ----------  ----------
                                  1,253,817      494,051     358,310     154,063
                                 ----------   ----------  ----------  ----------
Other
 Software and related
  products.....................     304,834      112,120     382,327     131,254
 Services......................     424,811      238,381     324,462     179,251
                                 ----------   ----------  ----------  ----------
                                    729,645      350,501     706,789     310,505
                                 ----------   ----------  ----------  ----------
 Totals........................  $6,746,092   $5,257,872  $2,060,034  $1,345,063
                                 ==========   ==========  ==========  ==========

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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

In recent years, we have incurred substantial operating losses in every fiscal period. We cannot predict when we will become profitable, if at all, and if we do, that we will remain profitable for any substantial period of time. Failure to achieve profitability within the time frame expected by investors may adversely affect the market price of our common stock. In the three months ended March 31, 2000, we had a net loss of $582,000. As a result of ongoing operating losses, at March 31, 2000, we had an accumulated deficit of $20.7 million. We have generated relatively small amounts of SiteMinder revenues until recent fiscal quarters, while increasing expenditures in all areas, particularly in research and development and sales and marketing, in order to execute our business plan. Although we have experienced revenue growth in connection with SiteMinder in recent periods, the growth has been off of a small base, and it is unlikely that the recent growth rates are sustainable.

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

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MARKET SITEMINDER AND RELATED SERVICES SUCCESSFULLY.

The sale of SiteMinder licenses and related services provides a substantial majority of our total revenues. These sales accounted for 89% of our total revenues for the three months ended March 31, 2000. We expect that our future financial performance will depend on SiteMinder sales. Prior to the release of SiteMinder 3.0 in June 1998, there had been very few commercial installations of SiteMinder. Since June 1998, all commercial deployments of SiteMinder have supported business-to-business web applications. Broad market acceptance of SiteMinder will depend on the development of the market for secure portal management, including usage of

SiteMinder for business-to-consumer applications, and customer demand for the specific functionality of SiteMinder. We cannot be sure that either will occur. Like most technology products at an early stage of development, SiteMinder may require extensive reengineering or upgrading if it fails to meet the performance needs or expectations of our customers when shipped or contains significant software defects or bugs. If we fail in marketing SiteMinder products and services, for whatever reason, our business would be harmed.

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

OUR FAILURE TO MANAGE OUR RAPID GROWTH EFFECTIVELY COULD HURT OUR BUSINESS.

Our failure to manage our rapid growth effectively could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. We have been experiencing a period of rapid growth that has been placing a significant strain on all of our resources. From December 31, 1999 to March 31, 2000, the number of our employees increased from 138 to 159. To manage future growth effectively we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

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

RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto:

                                                                 Period to Period %
                                                                 Increase/(Decrease)
                                        % of Total Revenues      Three Months Ended
For the three months                                                 March 30,
Ended March 31,                         2000           1999        2000 vs. 1999
                                        ----           ----      -------------------

Revenues:
SiteMinder software                       71%            48%             379%
SiteMinder services                       18             18              250
Other                                     11             34                3
                                        ----           ----             ----

Total revenues                           100            100              227
                                        ----           ----             ----
Cost of SiteMinder software                5              6              205
Cost of SiteMinder services               11             10              272
Cost of other                              6             19               (4)
                                        ----           ----             ----
Total cost of revenues                    22             35              108
                                        ----           ----             ----
Gross profit                              78             65              291

Selling, general and administrative
expenses                                  83            102              165

Research and development costs            22             34              112
                                        ----           ----             ----

Loss from operations                     (27)           (71)              24

Interest income (expense), net            18              1             6069
                                        ----           ----             ----

Net loss                                  (9)%          (70)%            (59)%
                                        ====           ====             ====

Revenues. Total revenues increased by $4.7 million, or 227%, to $6.7 million in the three months ended March 31, 2000, from $2.1 million in the three months ended March 31, 1999.

SiteMinder software revenues increased by $3.8 million, or 379%, to $4.8 million in the three months ended March 31, 2000, from $995,000 in the three months ended March 31, 1999. This increase is due to the continued increase in market awareness and the acceptance of the SiteMinder product and expansion of our sales organization.

SiteMinder services revenues increased by $896,000, or 250%, to $1.3 million in the three months ended March 31, 2000, from $358,000 in the three months ended March 31, 1999. This increase reflects the continued growth in the installed base of SiteMinder software licenses and the increasing demand to provide installation and integration services for customers.

Other revenues increased by $23,000, or 3%, to $730,000 in the three months ended March 31, 2000, from $707,000 in the three months ended March 31, 1999.

Cost of revenues. Total cost of revenue increased by $773,000 or 108%, to $1.5 million in three months ended March 31, 2000, from $715,000 in the three months ended March 31, 1999.

Cost of SiteMinder software increased by $235,000, or 205%, to $349,000 in the three months ended March 31, 2000 from $144,000 in the three months ended March 31, 1999. The increase is primarily due to increases in royalties due to third parties for technology included in our product as SiteMinder software revenues continue to increase.

Cost of SiteMinder services increased by $556,000 or 272%, to $760,000 in the three months ended March 31, 2000 from $204,000 in the three months ended March 31, 1999. The increase is due to increases in salaries and related expenses for our consulting and education organizations as a result of increased SiteMinder service revenues.

Cost of other decreased by $17,000 or 4%, to $379,000 in the three months ended March 31, 2000 from $396,000 in the three months ended March 31, 1999.

Gross profit. Gross profit increased by $3.9 million, or 291%, to $5.3 million in the three months ended March 31, 2000, from $1.3 million in the three months ended March 31, 1999. The increase in SiteMinder software revenues resulted in higher gross profit due to lower costs associated with SiteMinder software revenues.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $3.5 million, or 165%, to $5.6 million in the three months ended March 31, 2000, from $2.1 million in the three months ended March 31, 1999. This increase is primarily a result of our continuing to build our sales and marketing infrastructure to support planned growth in sales of our SiteMinder product and services.

Research and development costs. Research and development costs increased by $787,000, or 112%, to $1.5 million in the three months ended March 31, 2000, from $699,000 in the three months ended March 31, 1999. The increase was primarily due to our continued development of SiteMinder and our increase in research and development personnel. We expect to increase the amount spent on research and development in the foreseeable future as we continue to develop and enhance our product line to address the evolving needs of customers deploying large-scale and transaction-based e-commerce applications.

Interest income (expense), net. Net interest income increased by $1.2 million, or 6069%, to $1.2 million in the three months ended March 31, 2000, from $20,000 in the three months ended March 31, 1999. This increase is mainly attributable to a higher average cash balance in the three months ended March 31, 2000.

Provision for income taxes. For the three months ended March 31, 2000 and 1999 we had no provision for income taxes due to the net losses incurred.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands, except ratios)

                                                       March 31,           December 31,
Financial Condition as of                                2000                  1999
                                                       ---------           ------------

Cash and cash equivalents                              $103,216              $102,879
Working capital                                         106,789               104,435
Current ratio                                             22.61                 24.02

LIQUIDITY AND CAPITAL RESOURCES


In recent years, we have funded our operations primarily from sales of securities.

Cash used for operating activities in the three months ended March 31, 2000 was $2.5 million, primarily due to a net loss of $582,000 and an increase in accounts receivable and prepaid expenses, partially offset by increases in deferred revenue.

Cash used for investing activities was $1.2 million in the three months ended March 31, 2000. Investing activities for the period consisted primarily of the purchases of equipment, consisting largely of computer servers, workstations and networking equipment.

Cash provided by financing activities in the three months ended March 31, 2000 was $4.0 million, primarily as a result of the warrant exercise by the Pequot Entities in February 2000.

In recent years, we have significantly increased our operating expenses. We anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses and capital expenditures will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to our business. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

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

3. Quantitative and Qualitative Disclosures About Market Risk

                                 Not Applicable

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not presently a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's results of operations or financial position.

ITEM 2.  CHANGES IN SECURITIES

On February 17, 2000, the Company issued 1,500,786 shares of its common stock to Pequot Entities upon the exercise of warrants at an exercise price of $2.00 per share. The proceeds to the Company were $3,001,572. The issuance of the shares was exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended March 31, 2000.

ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          27.  Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NETEGRITY, INC.

Date: May 15, 2000                        By: /s/ Barry N. Bycoff
                                          -----------------------

                                                  Barry N. Bycoff President,
                                                  Chief Executive Officer,
                                                  Director and Chairman of the
                                                  Board

Date: May 15, 2000                        By: /s/ James E. Hayden
                                          -----------------------

                                                  James E. Hayden Vice
                                                  President, Finance and
                                                  Administration, and Chief
                                                  Financial Officer