Form 10-Q/A
period 1999-06-30
NETEGRITY INC
filed 2000-07-25
CIK 840824

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

       Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................... 11


PART II.  OTHER INFORMATION

      Item 5.       Exhibits................................................. 24


SIGNATURES................................................................... 25

                         PART I. - FINANCIAL INFORMATION

                                 NETEGRITY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                     June 30,
                                                       1999         December 31,
                                                    (unaudited)        1998
                                                     Restated        Restated
                                                    ----------      ----------

CURRENT ASSETS:
   Cash and cash equivalents                        $3,075,406      $1,174,625
   Accounts receivable-trade, net of
      allowance for doubtful accounts
      of $238,563 and $247,063 June 30,
      1999 and December 31, 1998, respectively       2,290,784       1,746,645
   Deferred maintenance asset                          328,993         308,926
   Prepaid expenses                                     63,560          30,163
   Other current assets                                  9,236          15,848
                                                    ----------      ----------



TOTAL CURRENT ASSETS                                 5,767,979       3,276,207
                                                    ----------      ----------

EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS, NET                                   869,012         736,341

CAPITALIZED SOFTWARE COSTS                                  --         175,629

   Other Assets                                         52,379          37,114
                                                    ----------      ----------

TOTAL ASSETS                                        $6,689,370      $4,225,291
                                                    ==========      ==========



The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                           CONSOLIDATED BALANCE SHEETS

               LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                           June 30,
                                                             1999       December 31,
                                                         (unaudited)       1998
                                                           Restated      Restated
                                                         -----------    -----------
CURRENT LIABILITIES:
   Accounts payable-trade                                $   993,444    $   897,734
   Deferred maintenance liability                          1,168,406        938,004
   Deferred revenue                                          173,540        285,857
   Accrued employer expenses                                 151,739        180,328
   Other accrued expenses                                    680,222        766,898
   Accrued compensation                                      485,145        160,687
                                                         -----------    -----------

TOTAL CURRENT LIABILITIES                                  3,652,496      3,229,508
                                                         -----------    -----------

COMMITMENTS AND CONTINGENCIES                                     --             --

TOTAL LIABILITIES                                          3,652,496      3,229,508
                                                         -----------    -----------

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
   Series D Preferred Stock, $.01 par value
      3,333,333 shares authorized and
      outstanding as of June 30, 1999                      4,762,829      4,487,575

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock, voting, $.01 par value,
      authorized 25,000,000 shares: 10,341,484
      shares issued and 10,316,383 shares
      outstanding at June 30, 1999; 9,425,446
      shares issued and 9,400,345 shares
      outstanding at December 31, 1998                       103,852         94,254
   Additional paid-in capital                             17,311,717     11,561,044
   Accumulated deficit                                   (18,857,867)   (14,863,433)
   Loan to officer                                          (200,000)      (200,000)
                                                         -----------    -----------
                                                          (1,642,298)    (3,408,135)

   Less - Treasury Stock, at cost:
      25,101 shares                                          (83,657)       (83,657)
                                                         -----------    -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (1,725,955)    (3,491,792)
                                                         -----------    -----------

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
   STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)              $ 6,689,370    $ 4,225,291
                                                         ===========    ===========

The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     For the three months ended
                                                              June 30,
                                                         1999           1998
                                                       Restated       Restated
                                                     -----------     ----------

Revenues
   SiteMinder software                              $ 1,472,666     $   241,957
   SiteMinder services                                  446,717          87,342
   Other                                                719,112         725,136
                                                    -----------     -----------
   Total revenues                                     2,638,495       1,054,435
Cost of revenues                                        777,984         443,752
                                                    -----------     -----------

Gross profit                                          1,860,511         610,683

   Selling, general and administrative expenses       2,486,525       1,534,649
   Research and development costs                       775,021         451,997
   Non-cash stock compensation expense                  557,925          43,860
                                                    -----------     -----------

Loss from operations                                 (1,958,960)     (1,419,823)

Interest income                                          47,437          36,686
                                                    -----------     -----------
Net loss                                             (1,911,523)     (1,383,137)
Recognition of beneficial conversion feature
  and accretion of preferred stock                     (137,627)     (1,561,115)
                                                    -----------     -----------
Net loss attributable to common stockholders        $(2,049,150)    $(2,944,252)
                                                    ===========     ===========

Basic and diluted loss per share attributable
   to common stockholders                           $     (0.20)    $     (0.31)

Weighted average shares outstanding
   (basic and diluted)                               10,316,383       9,362,876



The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      For the six months ended
                                                              June 30,
                                                        1999            1998
                                                      Restated        Restated
                                                    -----------     -----------

Revenues
   SiteMinder software                              $ 2,467,601     $   372,801
   SiteMinder services                                  805,027         126,621
   Other                                              1,425,901       1,364,833
                                                    -----------     -----------
   Total revenues                                     4,698,529       1,864,255
Cost of revenues                                      1,492,955         953,171
                                                    -----------     -----------

Gross profit                                          3,205,574         911,084

   Selling, general and administrative expenses       4,587,644       2,919,696
   Research and development costs                     1,474,420         872,853
   Non-cash stock compensation expense                1,205,089          59,979
                                                    -----------     -----------

Loss from operations                                 (4,061,579)     (2,941,444)

Interest income                                          67,145          68,657
                                                    -----------     -----------

Net loss                                             (3,994,434)     (2,872,787)

Recognition of beneficial conversion feature
    and accretion of preferred stock                   (275,254)     (2,509,025)
                                                    -----------     -----------

Net loss attributable to common stockholders        $(4,269,688)    $(5,381,812)
                                                    ===========     ===========

Basic and diluted loss per share attributable
    to common stockholders                          $     (0.42)    $     (0.58)

Weighted average shares outstanding
   (basic and diluted)                               10,158,342       9,322,896




The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     For the six months ended
                                                             June 30,
                                                       1999            1998
                                                     Restated        Restated
                                                   -----------     -----------

OPERATING ACTIVITIES

Net(loss) income from continuing operations        $(3,994,434)    $(2,872,787)
                                                   -----------     -----------
Adjustments to reconcile (loss) income to
   net cash (used for) provided by operating
   activities:
   Depreciation and amortization                       165,188          97,976
   Compensation expense related to warrant           1,205,089          59,979
   Provision for doubtful accounts receivable           (8,500)         (5,990)
Change in operating assets and liabilities:
      Accounts receivable                             (535,639)        (57,264)
      Other current assets                             (46,852)          5,214
      Other assets                                     (15,265)         69,081
      Accounts payable                                  95,710        (552,298)
      Other accrued expenses                           327,278         137,232
                                                   -----------     -----------
   Total adjustments                                 1,187,009        (246,070)
                                                   -----------     -----------

Net cash provided by continuing
       operating activities                         (2,807,425)     (3,118,857)

Net cash provided by operating
       activities                                  $(2,807,425)    $(3,118,857)
                                                   -----------     -----------


The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
                                   (Unaudited)


                                                      For the six months ended
                                                              June 30,
                                                        1999           1998
                                                      Restated       Restated
                                                      --------       --------

INVESTING  ACTIVITIES:
Capitalized software costs                           $  175,629      $   27,658
Capital expenditures for equipment and
   leasehold improvements                              (297,859)       (177,673)
Proceeds from sale of certain assets                         --          25,863
                                                     ----------      ----------
      Net cash provided by investing activities        (122,230)       (124,152)
                                                     ----------      ----------

FINANCING  ACTIVITIES:
Net proceeds from issuance of preferred stock                --       4,950,001
Net proceeds from issuance of stock                   4,830,436         194,205
Principal payments under capital leases                      --         (22,721)
                                                     ----------      ----------

      Net cash provided by financing activities       4,830,436       5,121,485

      NET (DECREASE) INCREASE IN CASH
         AND CASH EQUIVALENTS                         1,900,781       1,878,476

Cash and cash equivalents at beginning of period      1,174,625       2,133,586
                                                     ----------      ----------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD     $3,075,406      $4,012,062
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

Revision

The Company has revised its consolidated financial statements for the years ended December 31, 1999 and 1998. The adjustments were to record non-cash compensation expenses for a warrant to purchase shares of common stock which was issued to a director in connection with the sale of the Series D Preferred Stock in January 1998. Due to certain terms of the warrant, the warrant is being accounted for as a variable award. The expense recorded reflects the increase in the fair market value of the Company's common stock since the date of issuance over the vesting period until exercised. The adjustments were also required to reclassify the presentation of the redeemable Series D Preferred Stock which was issued during 1998, and to record a related immediate beneficial conversion feature and subsequent accretion for cumulative dividends on the preferred stock until its conversion into common stock on September 30, 1999. The consolidated financial statements and related notes to the consolidated financial statements in this Form 10-Q/A reflect all such revisions through June 30, 1999. The adjustments to the financial statements had no impact on the Company's total assets, total revenues or cash flows. A summary of the impact of the adjustments for the three and six months ended June 30, 1999 and 1998 is as follows:


Q2, 1999                                                                  For the three months ended June 30,
                                                                     1999                                   1998
                                                        As previously          As               As previously          As
                                                          reported          restated              reported          restated

Non-cash stock compensation expense                      $       --       $  557,925             $       --       $   43,860
Loss from operations                                     (1,401,035)      (1,958,960)            (1,375,964)      (1,419,823)
Net loss                                                 (1,353,598)      (1,911,523)            (1,339,277)      (1,383,137)
Recognition of beneficial conversion feature and
  accretion of preferred stock                                   --         (137,627)                    --       (1,561,115)
Net loss attributable to common stockholders             (1,353,598)      (2,049,150)            (1,339,277)      (2,944,252)
Basic and diluted earnings per share:
Net loss attributable to common stockholders                  (0.13)           (0.20)                 (0.14)           (0.31)

                                                                          For the six months ended June 30,
                                                                     1999                                   1998
                                                        As previously          As               As previously          As
                                                          reported          restated              reported          restated

Non-cash stock compensation expense                      $       --       $1,205,089             $       --       $   59,979
Loss from operations                                     (2,856,490)      (4,061,579)            (2,881,465)      (2,941,444)
Net loss                                                 (2,789,345)      (3,994,434)            (2,812,808)      (2,872,787)
Recognition of beneficial conversion feature and
  accretion of preferred stock                                   --         (275,254)                    --       (2,509,025)
Net loss attributable to common stockholders             (2,789,345)      (4,269,688)            (2,812,808)      (5,381,812)
Basic and diluted earnings per share:
Net loss attributable to common stockholders                  (0.27)           (0.42)                 (0.30)           (0.58)

                                                               June 30, 1999                          December 31, 1998
                                                        As previously          As               As previously          As
                                                          reported          restated              reported          restated

Preferred stock, Series D voting                        $    33,333      $ 4,762,829            $    33,333      $ 4,487,575
Additional paid-in capital                               20,600,887       17,311,717             15,780,109       11,561,044
Accumulated deficit                                     (17,417,541)     (18,857,867)           (14,628,196)     (14,863,433)
Total stockholders' equity (deficit)                      3,036,874       (1,725,955)               995,783       (3,491,792)

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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

     In recent years, we have incurred substantial operating losses in every fiscal period. We cannot predict when we will become profitable, if at all, and if we do, that we will remain profitable for any substantial period of time. Failure to achieve profitability within the time frame expected by investors may adversely affect the market price of our common stock. In the six months ended June 30, 1999, we had a net loss of $4.0 million. As a result of ongoing operating losses, at June 30, 1999, we had an accumulated deficit of $18.9 million. We have generated relatively small amounts of SiteMinder revenues until recent fiscal quarters, while increasing expenditures in all areas, particularly in research and development and sales and marketing, in order to execute our business plan. Although we have experienced revenue growth in connection with SiteMinder in recent periods, the growth has been off of a small base, and it is unlikely that the recent growth rates are sustainable.

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

RESULTS OF OPERATIONS

         The following information should be read in conjunction with the consolidated financial statements and notes thereto:
                                                             Period to Period %
                                                             Increase (Decrease)
                                      % to Total Revenues     Three Months Ended
For the three months                                              June 30,
ended June 30,                          1998         1999      1999 vs. 1998
                                      Restated     Restated       Restated
--------------                        --------     --------  -------------------

Revenues:
      SiteMinder software               23%          56%            509%
      SiteMinder services                8           17             411
      Other                             69           27              (1)
                                       ---          ---           -----
      Total revenues                   100          100             150%

Gross profit                            58%          70%            205%

Selling, general and
   administrative expenses             146%          94%             62%
Research and development costs          43%          29%             71%
Non-cash stock compensation expense      4%          21%            N/A
                                       ---          ---           -----
Loss from operations                  (135%)        (74%)            38%


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

NON-CASH STOCK COMPENSATION EXPENSE: The non-cash stock compensation expense increased by $514,065 to $557,925 in the three months ended June 30, 1999 from $43,860 in the three months ended June 30, 1998. This expense represents the compensation charge for a common stock warrant for 100,000 shares issued to a director in connection with the January 1998 preferred stock financing. The warrant is being accounted for as a variable award, and as a result, the expense primarily relates to the increase in the fair value of the Company's common stock during the respective periods. The expense is recognized over the vesting period until the warrant is exercised.

INTEREST INCOME (EXPENSE), NET: Net interest income increased by $10,751, or 29%, to $47,437 in the three months ended June 30, 1999, from $36,686 in the three months ended June 30, 1998. This increase is mainly attributable to a higher average cash balance in the three months ended June 30, 1999. There were no borrowings outstanding during the three months ended June 30, 1998, or the three months ended June 30, 1999.
                                                             Period to Period %
                                                             Increase (Decrease)
                                      % to Total Revenues     Six Months Ended
                                                                  June 30,
For the six months                      1998       1999       1999 vs. 1998
ended June 30,                        Restated   Restated         Restated
--------------                        --------   --------    ------------------

Revenues:
      SiteMinder                          20%       53%            562%
      SiteMinder services                  7        17             536
      Other                               73        30               4
                                         ---       ---           -----
      Total revenues                     100%      100%            152%

Gross profit                              49%       68%            252%

Selling, general and
   administrative expenses               157%       98%             57%
Research and development costs            47%       31%             69%
Non-cash stock compensation expense        3%       25%            N/A
                                         ---       ---           -----
Loss from operations                    (158%)     (86%)            38%

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

     Non-cash stock compensation expense. The non-cash stock compensation expense increased by $1,145,110 to $1,205,089 in the six months ended June 30, 1999 from $59,979 in the six months ended June 30, 1998. This expense represents the compensation charge for a common stock warrant for 100,000 shares issued to a director in connection with the January 1998 preferred stock financing. The warrant is being accounted for as a variable award, and as a result, the expense primarily relates to the increase in the fair market value of the Company's common stock during the respective periods. The expense is recognized over the vesting period until the warrant is exercised.

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

Part  II

Item  5   Exhibits

      27  Financial Data Schedule


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  NETEGRITY, INC.

Date: July 25, 2000                 By: /s/ Barry N. Bycoff
                                        ----------------------------------------
                                        Barry N. Bycoff
                                        President and Chief Executive
                                        Officer (Principal Executive
                                        Officer)


Date: July 25, 2000                 By: /s/ James E. Hayden
                                        ----------------------------------------
                                        James E. Hayden
                                        Vice President, Finance and
                                        Administration, and Chief Financial
                                        Officer (Principal Financial and
                                        Chief Accounting Officer)