Form 10-Q/A
period 1999-09-30
NETEGRITY INC
filed 2000-07-25
CIK 840824

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                                 FORM 10-Q/A

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

      Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................... 10

      Item 3. Quantitative and Qualitative Disclosures About Market Risk..... 21

PART II.  OTHER INFORMATION

      Item 5.      Exhibits ................................................. 24

SIGNATURES         .......................................................... 24

      Exhibit 11............................................................. 25
      Exhibit 27............................................................. 26

                         PART I. - FINANCIAL INFORMATION

                                 NETEGRITY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                   September 30,
                                                       1999         December 31,
                                                    (unaudited)        1998
                                                     Restated        Restated
                                                    -----------      ----------

CURRENT ASSETS:
Cash and cash equivalents                           $11,211,960      $1,174,625
Accounts receivable-trade, net of
  allowance for doubtful accounts
  of $529,905 and $247,063 September 30,
  1999 and December 31, 1998, respectively            2,875,408       1,746,645
Deferred maintenance asset                              302,472         308,926
Prepaid expenses                                         88,560          30,163
Other current assets                                     61,789          15,848
                                                    -----------      ----------

TOTAL CURRENT ASSETS                                 14,540,189       3,276,207
                                                    -----------      ----------

EQUIPMENT AND LEASEHOLD
   IMPROVEMENTS, NET                                  1,000,029         736,341

CAPITALIZED SOFTWARE COSTS                                 --
                                                                        175,629

   Other Assets                                          53,219          37,114
                                                    -----------      ----------

TOTAL ASSETS                                        $15,593,437      $4,225,291
                                                    ===========      ==========

The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                           CONSOLIDATED BALANCE SHEETS
                  LIABILITIES REDEEMABLE CONVERTIBLE PREFERRED
                    STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                   September 30,
                                                       1999         December 31,
                                                    (unaudited)         1998
                                                      Restated        Restated
                                                    -----------     -----------

CURRENT LIABILITIES:
  Accounts payable-trade                             $   910,774    $   897,734
  Deferred maintenance liability                         885,049        938,004
  Deferred revenue                                       150,104        285,857
  Accrued employer expenses                              172,563        180,328
  Other accrued expenses                                 980,049        766,898
  Accrued compensation                                   455,292        160,687
                                                     -----------    -----------

TOTAL CURRENT LIABILITIES                              3,553,831      3,229,508
                                                     -----------    -----------

TOTAL LIABILITIES                                      3,553,831      3,229,508
                                                     -----------    -----------

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Preferred Stock, $.01 par value 5,000,000 shares
   authorized and none outstanding as of September
   30, 1999; 3,333,333 Series D Preferred shares
   authorized and outstanding as of December 31, 1998         --      4,487,575

STOCKHOLDERS' EQUITY(DEFICIT):
Common stock, voting, $.01 par value,
   authorized 40,000,000 as of September 30, 1999;
   14,441,379 shares issued and 14,416,279 shares
   outstanding as of September 30, 1999; 9,425,446
   shares issued and 9,400,345 shares
   outstanding at December 31, 1998                      144,163         94,254
Additional paid-in capital                            33,547,343     11,561,044
Accumulated deficit                                  (21,368,243)   (14,863,433)
Loan to officer                                         (200,000)      (200,000)
                                                     -----------    -----------

                                                      12,123,263     (3,408,135)

Less - Treasury Stock, at cost:
   25,101 shares                                         (83,657)       (83,657)
                                                     -----------    -----------

TOTAL STOCKHOLDERS' EQUITY(DEFICIT)                  12,039,606     (3,491,792)
                                                     -----------    -----------

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE
   PREFERRED STOCK AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                         $15,593,437    $ 4,225,291
                                                     ===========    ===========

The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 For the three months ended
                                                        September 30,
                                                    1999              1998
                                                  Restated          Restated
                                                  --------          --------

Revenues:
   SiteMinder software                          $ 2,008,493       $   410,873
   SiteMinder services                              600,582           109,761
   Other                                            719,070           736,427
                                                -----------       -----------
   Total revenues                                 3,328,145         1,257,061

Cost of revenues                                    838,487           431,464
                                                -----------       -----------

Gross profit                                      2,489,658           825,597

Selling, general and administrative expenses      3,218,816         1,503,794
Research and development costs                    1,011,707           500,290
Non-cash stock compensation (income)expense        821,278           (55,380)
                                                -----------       -----------
Loss from operations                            $(2,562,143)      $(1,123,107)

Interest income (expense), net                       51,767            31,246
                                                -----------       -----------

Net loss                                         (2,510,376)       (1,091,861)


Accretion of preferred stock                       (137,627)         (137,627)
                                                -----------       -----------

Net loss attributable to common stockholders     (2,648,003)       (1,229,488)
                                                ===========       ===========

Basic and diluted loss per share attributable
   to common stockholders                       $     (0.25)      $     (0.13)

Weighted average shares outstanding
   (basic and diluted)                           10,575,516         9,397,526

The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the nine months ended
                                                        September 30,
                                                   1999              1998
                                                 Restated          Restated
                                                 --------          --------

Revenues
   SiteMinder software                          $ 4,476,094       $   783,673
   SiteMinder services                            1,405,609           236,381
   Other                                          2,144,970         2,101,262
                                                -----------       -----------
   Total revenues                                 8,026,673         3,121,316

Cost of revenues                                  2,331,442         1,384,426
                                                -----------       -----------

Gross profit                                      5,695,231         1,736,890

Selling, general and administrative expenses      7,806,460         4,423,700
Research and development costs                    2,486,126         1,373,143
Non-cash stock compensation expense               2,026,367             4,600
                                                -----------       -----------

Loss from operations                             (6,623,722)       (4,064,553)

Interest income (expense), net                      118,912            99,903
                                                -----------       -----------

Net loss                                        $(6,504,810)      $(3,964,650)

Recognition of beneficial conversion
 feature and accretion of preferred
 stock                                             (412,881)       (2,646,652)
                                                -----------       -----------

Net loss attributable to common stockholders     (6,917,691)       (6,611,302)
                                                ===========       ===========

Basic and diluted loss per share attributable
    to common stockholders                      $     (0.67)      $     (0.71)

Weighted average shares outstanding
    (basic and diluted)                           10,272,682         9,348,455

The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  For the nine months ended
                                                        September 30,
                                                   1999               1998
                                                  Restated          Restated
                                                  --------          --------

OPERATING ACTIVITIES:

Net(loss) income from continuing operations      $(6,504,810)      $(3,964,650)
                                                 -----------       -----------

Adjustments to reconcile (loss) income to
  net cash (used for) provided by operating
  activities:
    Depreciation and amortization                    245,913           160,519
    Provision for doubtful accounts receivable       282,842            (5,989)
    Compensation expense related to warrant        2,026,367             4,600
Change in operating assets and liabilities:
    Accounts receivable                           (1,411,605)         (225,392)
    Other current assets                             (97,884)          652,576
    Other assets                                     (16,105)           63,095
    Accounts payable                                  13,040          (563,949)
    Other accrued expenses                           311,283          (548,442)
                                                 -----------       -----------

Total adjustments                                  1,353,851          (462,982)
                                                 -----------       -----------

Net cash used for continuing
operating activities                              (5,150,959)       (4,427,632)

Net cash used for operating
activities                                       $(5,150,959)      $(4,427,632)
                                                 -----------       -----------

The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                                   (Unaudited)

                                                  For the nine months ended
                                                        September 30,
                                                    1999              1998
                                                  Restated          Restated
                                                  --------          --------

INVESTING ACTIVITIES:

Capitalized software costs                         $   175,629      $   61,220
Capital expenditures for equipment and
  leasehold improvements                              (509,603)       (282,993)
Proceeds from sale of certain assets                        --          25,863
                                                   -----------      ----------

     Net cash used for investing activities           (333,974)       (195,910)
                                                   -----------      ----------

FINANCING ACTIVITIES:

Net proceeds from issuance of preferred stock               --       4,950,001
Net proceeds from issuance of stock                 15,522,268         194,205
Principal payments under capital leases                     --         (22,721)
                                                   -----------      ----------

     Net cash provided by financing activities      15,522,268       5,121,485

     NET (DECREASE) INCREASE IN CASH
         AND CASH EQUIVALENTS                       10,037,335         497,943

Cash and cash equivalents at beginning of period     1,174,625       2,133,586
                                                   -----------      ----------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD    $11,211,960      $2,631,529
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

REVISION

The Company has revised its consolidated financial statements for the years ended December 31, 1999 and 1998. The adjustments were to record non-cash compensation expenses for a warrant to purchase shares of common stock which was issued to a director in connection with the sale of the Series D Preferred Stock in January 1998. Due to certain terms of the warrant, the warrant is being accounted for as a variable award. The expense recorded reflects the increase in the fair market value of the Company's common stock since the date of issuance over the vesting period until exercised. The adjustments were also required to reclassify the presentation of the redeemable Series D Preferred Stock which was issued during 1998, and to record a related immediate beneficial conversion feature and subsequent accretion for cumulative dividends on the preferred stock until its conversion into common stock on September 30, 1999. The consolidated financial statements and related notes to the consolidated financial statements in this Form 10-Q/A reflect all such revisions through September 30, 1999. The adjustments to the financial statements had no impact on the Company's total assets, total revenues or cash flows. A summary of the impact of the adjustments for the three and nine months ended September 30, 1999 and 1998 is as follows:


Q3, 1999
                                                                 For the three months ended September 30,
                                                                1999                                   1998
                                                  As previously              As         As previously                As
                                                     reported             restated        reported                restated

Non-cash stock compensation expense (income)       $         -            $   821,278      $         -           $   (55,380)
Loss from operations                                (1,740,865)            (2,562,143)      (1,178,487)           (1,123,107)
Net loss                                            (1,689,098)            (2,510,376)      (1,147,241)           (1,091,861)
Accretion of preferred stock                                 -               (137,627)               -              (137,627)
Net loss attributable to common stockholders        (1,689,098)            (2,648,003)      (1,147,241)           (1,229,488)
Basic and diluted earnings per share:
Net loss attributable to common stockholders             (0.16)                 (0.25)           (0.12)                (0.13)

                                                                  For the nine months ended September 30,
                                                                1999                                   2000
                                                  As previously               As         As previously              As
                                                    reported               restated       reported               restated

Non-cash stock compensation expense                $         -            $ 2,026,367      $         -           $     4,600
Loss from operations                                (4,597,355)            (6,623,722)      (4,059,953)           (4,064,553)
Net loss                                            (4,478,443)            (6,504,810)      (3,960,050)           (3,964,650)
Recognition of beneficial conversion feature
and accretion of preferred stock                             -               (412,881)               -            (2,646,652)
Net loss attributable to common stockholders        (4,478,443)            (6,917,691)      (3,960,050)           (6,611,302)
Basic and diluted earnings per share:
Net loss attributable to common stockholders             (0.44)                 (0.67)           (0.42)                (0.71)

                                                           September 30, 1999                   December 31, 1998
                                                    As previously             As        As previously               As
                                                      reported             restated       reported               restated

Preferred stock, Series D voting                   $          -           $          -     $     33,333          $  4,487,575
Additional paid-in capital                           31,285,739             33,547,343       15,780,049            11,561,044
Accumulated deficit                                 (19,106,639)           (21,368,243)     (14,628,196)          (14,863,433)
Total stockholders' equity (deficit)                 12,039,606             12,039,606          995,783            (3,491,792)

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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

In recent years, we have incurred substantial operating losses in every fiscal period. We cannot predict when we will become profitable, if at all, and if we do, that we will remain profitable for any substantial period of time. Failure to achieve profitability within the time frame expected by investors may adversely affect the market price of our common stock. In the nine months ended September 30, 1999, we had a net loss of $6.5 million. As a result of ongoing operating losses, at September 30, 1999, we had an accumulated deficit of $21.4 million. We have generated relatively small amounts of SiteMinder revenues until recent fiscal quarters, while increasing expenditures in all areas, particularly in research and development and sales and marketing, in order to execute our business plan. Although we have experienced revenue growth in connection with SiteMinder in recent periods, the growth has been off of a small base, and it is unlikely that the recent growth rates are sustainable.

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

RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto:


                                                         Period to Period %
                                                         Increase (Decrease)
                                  % of Total Revenues    Three Months Ended
                                                            September 30,
For the three months               1998          1999       1998 vs. 1999
ended September 30 ,             Restated     Restated        Restated
-------------------              --------     --------      -------------

Revenues:
SiteMinder software                  33%           60%          389%
SiteMinder services                   9            18           447
Other                                58            22            (2)
                                    ---           ---           ---

Total revenues                      100           100           165

Gross profit                         66            75           202

Selling, general and
administrative expenses             120            97           114

Research and development costs       40            30           102

Non-cash stock compensation
expense (income)                     (4%)          25%          N/A
                                    ---           ---           ---

Loss from operations                (90%)         (77%)         128%

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

Non-cash stock compensation expense. The non-cash stock compensation expense increased by $876,658 to $821,278 in the three months ended September 30, 1999 from a credit of $55,380 in the three months ended September 30, 1998. This expense represents the compensation charge for a common stock warrant for 100,000 shares issued to a director in connection with the January 1998 preferred stock financing. The warrant is being accounted for as a variable award and as a result, the expense primarily relates to the increase in the fair value of the Company's common stock during the respective periods. The expense is recognized over the vesting period until the warrant is exercised.

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

                                                         Period to Period %
                                                         Increase (Decrease)
                                  % of Total Revenues    Nine Months Ended
For the nine months                                        September 30,
ended September 30,                 1998        1999       1998 vs. 1999
                                    ----        ----       -------------

Revenues:
SiteMinder software                   25%         56%          471%
SiteMinder services                    8          17           495
Other                                 67          27             2
                                     ---         ---           ---

Total revenues                       100         100           157

Gross profit                          56          71           228

Selling, general and
administrative expenses              142          97            76

Research and development costs        44          31            81

Non-cash stock compensation
  expense (income)                     0%         25%          N/A
                                     ---         ---           ---

Loss from operations                (130%)       (82%)         (63%)

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

Non-cash stock compensation expense. The non-cash stock compensation expense increased by $2,021,767 to $2,026,367 in the nine months ended September 30, 1999 from $4,600 in the nine months ended September 30, 1998. This expense represents the compensation charge for a common stock warrant for 100,000 shares issued to a director in connection with the January 1998 preferred stock financing. The warrant is being accounted for as a variable award and as a result, the expense primarily relates to the increase in the fair value of the Company's common stock during the respective periods. The expense is recognized over the vesting period until the warrant is exercised.

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

ITEM 5.  EXHIBITS

         11.      Computation of earnings per share

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