Form 10-K/A
period 1999-12-31
NETEGRITY INC
filed 2000-07-25
CIK 840824

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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

     In recent years, we have incurred substantial operating losses in every fiscal period. We cannot predict when we will become profitable, if at all, and if we do, that we will remain profitable for any substantial period of time. Failure to achieve profitability within the time frame expected by investors may adversely affect the market price of our common stock. In the year ended December 31, 1999, we had a net loss of $9.9 million. As a result of ongoing operating losses, at December 31, 1999, we had an accumulated deficit of $24.8 million. We have generated relatively small amounts of SiteMinder revenues until recent fiscal quarters, while increasing expenditures in all areas, particularly in research and development and sales and marketing, in order to execute our business plan. Although we have experienced revenue growth in connection with SiteMinder in recent periods, the growth has been off of a small base, and it is unlikely that the recent growth rates are sustainable.

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

                                                   NINE MONTHS
                                                     ENDED              YEARS ENDED
                                     YEAR ENDED    DECEMBER 31,         DECEMBER 31,
                                      MARCH 31,    ------------   ---------------------------
                                        1996           1996        1997      1998      1999
                                                                           Restated  Restated
                                     -----------     -------      -------  --------  --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  SiteMinder software.............        --              --      $   237   $ 1,483   $ 7,527
  SiteMinder services.............        --              --           12       468     2,211
  Other...........................    $3,725         $ 3,637        4,484     2,840     3,008
                                      ------         -------      -------   -------   -------
  Total revenues..................     3,725           3,637        4,733     4,791    12,746
Cost of SiteMinder software.......        --              --           47       203       631
Cost of SiteMinder services.......        --              --           --       110     1,227
Cost of other.....................     2,173           2,176        2,423     1,451     1,620
                                      ------         -------      -------   -------   -------
  Total cost of revenues..........     2,173           2,176        2,470     1,764     3,478
                                      ------         -------      -------   -------   -------
Gross profit......................     1,552           1,461        2,263     3,027     9,268
Selling, general and
  administrative expenses.........     1,178           2,303        5,509     6,395    11,806
Research and development costs....        --             705        1,028     1,991     3,744
Non-cash stock compensation
  expense.........................        --              --           --       235     4,488
                                      ------         -------      -------   -------   -------
Income (loss) from operations.....       374          (1,547)      (4,274)   (5,594)  (10,770)
Interest income (expense), net....        20             181          203       130       824
Share of loss from investment in
  Encotone, Inc. .................        --             (40)        (132)       --        --
Write off of investment in
  Encotone LTD....................        --              --       (1,049)       --        --
                                      ------         -------      -------   -------   -------
Income (loss) from continuing
  operations......................       394          (1,406)      (5,252)   (5,464)   (9,946)
Income (loss) from discontinued
  operations......................      (240)           (520)          --        --        --
Gain on sale of assets of
  discontinued operations.........        --           6,000           --        --        --
                                      ------         -------      -------   -------   -------
Income (loss) before provision for
  income taxes....................       154           4,074       (5,252)   (5,464)   (9,946)
Provision for income taxes........        25             (74)          --        --        --
                                      ------         -------      -------   -------   -------
Net income (loss).................    $  129         $ 4,000      $(5,252)  $(5,464)  $(9,946)
Recognition of beneficial
  conversion feature and
  accretion of preferred stock....        --              --           --    (2,784)     (413)
                                      ------         -------      -------   -------   -------
Net loss attributable to common
  stockholders ...................       129           4,000       (5,252)   (8,248)  (10,359)
                                      ======         =======      =======   =======   =======
Basic and diluted earnings per
  share:
  From continuing operations......    $ 0.05         $ (0.16)     $ (0.57)  $ (0.88)  $ (0.89)
  From operation of discontinued
    operations....................     (0.03)          (0.06)          --        --        --
  Gain on sale of assets..........        --            0.67           --        --        --
                                      ------         -------      -------   -------   -------
  Net income (loss) attributable
   to common stockholders.........    $ 0.02         $  0.45      $ (0.57)  $ (0.88)  $ (0.89)
                                      ======         =======      =======   =======   =======
Weighted average shares
  outstanding.....................     8,835           8,944        9,279     9,362    11,648

                                                                                   DECEMBER 31,
                                                     MARCH 31,       ---------------------------------------
                                                       1996           1996       1997      1998       1999
                                                                                         Restated   Restated
                                                      -------        -------    ------   --------   --------
                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.........................    $ 1,410        $ 6,791    $2,134    $1,175    $102,879
Working capital...................................        401          4,629         9        47     104,435
Total assets......................................     10,456         10,259     4,849     4,225     110,970
Total stockholders' equity (deficit)..............      1,903          6,149     1,016    (3,492)    106,434

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

REVISION

     The Company has revised its consolidated financial statements for the years ended December 31, 1999 and 1998. The adjustments were to record non-cash compensation expenses for a warrant to purchase shares of common stock which was issued to a director in connection with the sale of the Series D Preferred Stock in January 1998. Due to certain terms of the warrant, the warrant is being accounted for as a variable award. The expense recorded reflects the increase in the fair market value of the Company's common stock since the date of issuance over the vesting period until exercised. The adjustments were also required to reclassify the presentation of the redeemable Series D Preferred Stock which was issued during 1998, and to record a related immediate beneficial conversion feature and subsequent accretion for cumulative dividends on the preferred stock until its conversion into common stock on September 30, 1999. The consolidated financial statements and related notes to the consolidated financial statements in this Form 10-K/A reflect all such revisions through December 31, 1999. The adjustments to the financial statements had no impact on the Company's total assets, total revenues or cash flows. See Note A to the consolidated financial statements.

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

     Since 1996, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our research and development, sales, marketing and professional services departments, and to establish an administrative organization. We have incurred net losses in each fiscal quarter since 1996 and had an accumulated deficit of $24.8 million as of December 31, 1999. We anticipate that our operating expenses will increase substantially in future quarters as we increase sales and marketing operations, expand distribution channels, increase research and development, broaden professional services, expand facilities and support, and improve operational and financial systems. Accordingly, we expect to incur additional losses through at least 2000.

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

RESULTS OF OPERATIONS

     The following table presents statement of operations data as percentages of total revenues for the periods indicated:


                                                          YEARS ENDED
                                                          DECEMBER 31,
                                                    --------------------------
                                                    1997      1998      1999
                                                    ----      ----      ----
                                                            Restated  Restated
STATEMENT OF OPERATIONS DATA:
Revenues:
  SiteMinder software.........................         5%       31%       59%
  SiteMinder services.........................        --        10        17
  Other.......................................        95        59        24
                                                    ----      ----      ----
  Total revenues..............................       100       100       100
Cost of SiteMinder software...................         1         4         4
Cost of SiteMinder services...................        --         2        10
Cost of other.................................        51        31        13
                                                    ----      ----      ----
  Total cost of revenues......................        52        37        27
                                                    ----      ----      ----
Gross profit..................................        48        63        73
Selling, general and administrative
  expenses....................................       116       133        93
Research and development costs................        22        42        29
Non-cash stock compensation expense...........        --         5        35
                                                    ----      ----      ----
Loss from operations..........................       (90)     (117)      (84)
Interest income (expense), net................         4         3         6
Share of loss from investment in Encotone,
  Inc.........................................        (3)       --        --
Write off of investment in Encotone LTD.......       (22)       --        --
                                                    ----      ----      ----
Loss from operations..........................      (111)     (114)      (78)
                                                    ----      ----      ----
Income (loss) before provision for income
  taxes.......................................      (111)     (114)      (78)
Provision for income taxes....................        --        --        --
                                                    ----      ----      ----
Net income (loss).............................      (111)%    (114)%     (78)%
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

     Non-cash stock compensation expense. The non-cash stock compensation expense increased by $4.3 million to $4.5 million in the year ended December 31, 1999 from $235,000 in the year ended December 31, 1998. This expense represents the compensation charge for a common stock warrant for 100,000 shares issued to a director in connection with the January 1998 preferred stock financing. The warrant is being accounted for as a variable award, and as a result, the expense primarily relates to the increase in the fair market value of the Company's common stock during the respective periods. The expense is recognized over the vesting period until the warrant is exercised. Approximately 70,000 shares of common stock were exercised under this warrant during the fourth quarter of 1999.

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

     Non-cash stock compensation expense. The non-cash stock compensation expense was $235,000 in the year ended December 31, 1998. This expense represents the compensation charge for a common stock warrant for 100,000 shares issued to a director in connection with the January 1998 preferred stock financing. The warrant is being accounted for as a variable award, and as a result, the expense primarily relates to the increase in the fair market value of the Company's common stock during the respective periods. The expense is recognized over the vesting period until the warrant is exercised. No shares were exercised during 1998.

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

        - Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

        - Notes to Consolidated Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Stockholders of Netegrity, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Netegrity, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note A, the accompanying consolidated financial statements for the years ended December 31, 1999 and 1998 have been revised to record a non-cash compensation charge for a warrant for common stock and to reclassify the presentation of preferred stock (together with a related beneficial conversion feature).

                                                      PricewaterhouseCoopers LLP

Boston, Massachusetts
March 14, 2000, except as to the information presented in Note A, which is as of July 25, 2000

                                NETEGRITY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,     DECEMBER 31,
                                                                   1998             1999
                                                                 Restated         Restated
                                                               ------------     ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  1,174,625     $102,878,564
  Accounts receivable-trade, net of allowance for doubtful
    accounts of $247,063 at December 31, 1998; $483,973 at
    December 31, 1999.......................................      1,746,645        4,730,626
  Prepaid expenses and other current assets.................        354,937        1,361,568
                                                               ------------     ------------
    TOTAL CURRENT ASSETS....................................      3,276,207      108,970,758
Property and equipment, net.................................        736,341        1,884,749
Capitalized software costs, net.............................        175,629               --
Other assets................................................         37,114          114,118
                                                               ------------     ------------
TOTAL ASSETS................................................   $  4,225,291     $110,969,625
                                                               ============     ============
LIABILITIES, REDEEMABLE CONVERTIBLE
 PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable-trade....................................        897,734        1,090,747
  Accrued compensation and benefits.........................        583,059        1,420,119
  Other accrued expenses....................................        524,854          675,913
  Deferred revenue..........................................      1,223,861        1,349,232
                                                               ------------     ------------
    TOTAL CURRENT LIABILITIES...............................      3,229,508        4,536,011

COMMITMENTS AND CONTINGENCIES (NOTE D)

REDEEMABLE CONVERTIBLE PREFERRED STOCK
  Preferred stock, Series D voting; $.01 par value;
    5,000,000 shares authorized; 3,333,334 issued and
    outstanding at December 31, 1998; none issued and
    outstanding at December 31, 1999 (redemption
    value $5,284,632).......................................      4,487,575               --

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, voting, $.01 par value; 55,000,000 shares
    authorized; 9,425,446 shares issued and 9,400,345 shares
    outstanding at December 31, 1998; 17,114,962 shares
    issued and 17,089,861 shares outstanding at December 31,
    1999....................................................         94,254          171,150

  Additional paid-in capital................................     11,561,044      131,285,569
  Accumulated deficit.......................................    (14,863,433)     (24,809,448)
  Loan to officer ..........................................       (200,000)        (130,000)
                                                               ------------     ------------
                                                                 (3,408,135)     106,517,271
Less -- Treasury Stock, at cost: 25,101 shares..............        (83,657)         (83,657)
                                                               ------------     ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)........................     (3,491,792)     106,433,614
                                                               ------------     ------------
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY (DEFICIT)........................   $  4,225,291     $110,969,625
                                                               ============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                               YEARS ENDED DECEMBER 31,
                                        ---------------------------------------
                                           1997          1998          1999
                                                       Restated      Restated
                                        -----------   -----------   -----------
Revenues:
  SiteMinder software...............    $   237,217   $ 1,483,296   $ 7,527,419
  SiteMinder services...............         12,012       467,568     2,211,016
  Other.............................      4,483,420     2,840,253     3,007,560
                                        -----------   -----------   -----------
  Total revenues....................      4,732,649     4,791,117    12,745,995
Cost of SiteMinder software.........         46,835       202,755       630,861
Cost of SiteMinder services.........             --       109,572     1,226,671
Cost of other.......................      2,423,056     1,451,498     1,620,492
                                        -----------   -----------   -----------
  Total cost of revenues............      2,469,891     1,763,825     3,478,024
                                        -----------   -----------   -----------
Gross profit........................      2,262,758     3,027,292     9,267,971
Selling, general and administrative
  expenses..........................      5,508,813     6,394,918    11,805,667
Research and development costs......      1,028,094     1,991,239     3,744,305
Non-cash stock compensation
  expense...........................             --       235,237     4,488,185
                                        -----------   -----------   -----------
Loss from operations................     (4,274,149)   (5,594,102)  (10,770,186)
Interest income (expense), net......        203,205       130,115       824,171
Share of loss from investment in
  Encotone, Inc.....................       (131,801)           --            --
Write off of investment in Encotone
  LTD...............................     (1,049,151)           --            --
                                        -----------   -----------   -----------
Income (loss) before provision for
  income taxes......................     (5,251,896)   (5,463,987)   (9,946,015)
Provision for income taxes..........             --            --            --
                                        -----------   -----------   -----------
Net income (loss)...................    $(5,251,896)  $(5,463,987)  $(9,946,015)
Recognition of beneficial conversion
  feature and accretion of
  preferred stock...................             --    (2,784,279)     (412,881)
                                        -----------   -----------   -----------
Net loss attributable to common
  stockholders                           (5,251,896)   (8,248,266)  (10,358,896)
                                        ===========   ===========   ===========
Basic and diluted earnings per
  share:
  Net income (loss) attributable to
  common stockholders...............    $     (0.57)  $     (0.88)  $     (0.89)
                                        ===========   ===========   ===========
Weighted average shares
  outstanding.......................      9,279,000     9,362,000    11,648,000


   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                        ACCUMULATED
                                          ADDITIONAL        OTHER                                                TOTAL
                                COMMON      PAID-IN    COMPREHENSIVE  ACCUMULATED    LOAN TO    TREASURY    STOCKHOLDERS'
                                STOCK       CAPITAL         INCOME      DEFICIT       OFFICER     STOCK    EQUITY (DEFICIT)
                               --------   ------------ -------------  ------------   ---------   --------   -------------
BALANCE AT DECEMBER 31,
  1996......................   $ 92,049   $ 10,460,554    $ 28,028    $ (4,147,550)  $(200,000)  $(83,657)  $  6,149,424
                               --------   ------------    --------    ------------   ---------   --------   ------------
Net income(loss)............         --             --          --      (5,251,896)         --         --     (5,251,896)
Issuance of common stock
  under stock plans
  (74,400 shares)...........        744        117,776          --              --          --         --        118,520
                               --------   ------------    --------    ------------   ---------   --------   ------------
BALANCE AT DECEMBER 31,
  1997......................     92,793     10,578,330      28,028      (9,399,446)   (200,000)   (83,657)     1,016,048
                               --------   ------------    --------    ------------   ---------   --------    -----------
Net income(loss)............         --             --          --      (5,463,987)         --         --     (5,463,987)
Recognition of beneficial
  conversion feature on
  preferred stock...........         --      2,369,167          --              --          --         --      2,369,167
Accretion of beneficial
  conversion feature on
  preferred stock...........         --     (2,369,167)         --              --          --         --     (2,369,167)
Recognition of compensation
  expense on warrant........         --        235,237          --              --          --         --        235,237
Issuance of warrant in
  connection with preferred
  stock financing...........         --        877,538          --              --          --         --        877,538
Accrual of dividends on
  preferred stock and
  accretion to redemption
  value.....................         --       (415,112)         --              --          --         --       (415,112)
Issuance of common stock
  under stock plans
  (146,100 shares)..........      1,461        257,023          --              --          --         --        258,484
Other comprehensive
  income -- translation
  adjustment ...............         --         28,028     (28,028)             --          --         --             --
                               --------   ------------    --------    ------------   ---------   --------   ------------
BALANCE AT DECEMBER 31,
  1998 (restated)...........     94,254     11,561,044          --     (14,863,433)   (200,000)   (83,657)    (3,491,792)
                               --------   ------------    --------    ------------   ---------   --------   ------------
Net income (loss)...........         --             --          --      (9,946,015)         --         --     (9,946,015)
Issuance of common stock
  (3,842,393 shares,
  $116,075,036, net of
  issuance costs of
  $6,856,874)...............     38,425    109,179,737          --              --          --         --    109,218,162
Recognition of compensation
  expense on warrant........                 4,488,185                                                         4,488,185
Accrual of dividends on
  preferred stock and
  accretion to redemption
  value.....................         --       (412,881)         --              --          --         --       (412,881)
Issuance of common stock
  under stock plans (513,789
  shares)...................      5,138      1,602,361          --              --          --         --      1,607,499
Conversion of preferred
  stock (3,333,334 shares)..     33,333      4,867,123          --              --          --         --      4,900,456
Repayment of loan
  to officer................                                                            70,000                    70,000
                               --------   ------------    --------    ------------   ---------   --------   ------------
BALANCE AT DECEMBER 31,
  1999 (restated)...........   $171,150   $131,285,569    $     --    $(24,809,448)  $(130,000)  $(83,657)  $106,433,614
                               ========   ============    ========    ============   =========   ========   ============


   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                 1997            1998             1999
                                                                               Restated         Restated
                                                             -----------      ---------         --------
OPERATING ACTIVITIES:
Net loss ................................................     $(5,251,896)  $(5,463,987)    $ (9,946,015)
Adjustments to reconcile net loss to net cash used for
  operating activities:
  Depreciation and amortization..........................         116,187       365,975          489,536
  Provision for doubtful accounts receivable.............              --       237,051          291,342
  Compensation expense related to warrant................              --       235,237        4,488,185
  Share of loss from investment..........................         131,801            --               --
  Write off of investment in Encotone, LTD...............       1,049,151            --               --
Changes in operating assets and liabilities:
  Accounts receivable....................................          (3,589)   (1,192,327)      (3,275,323)
  Prepaid expenses and other current assets..............         246,259       (41,966)      (1,006,631)
  Other assets...........................................         (14,078)          324          (77,004)
  Accounts payable-trade.................................        (592,364)     (609,337)         193,013
  Accrued compensation and benefits......................         243,923       141,063          837,060
  Other accrued expenses.................................         (69,315)     (671,862)         151,059
  Deferred revenue.......................................         118,173       556,445          125,371
  Other..................................................         (46,241)           --               --
                                                              -----------   -----------    -------------
  Net cash used for operating activities..................     (4,071,989)   (6,443,384)      (7,729,407)

INVESTING ACTIVITIES:
  Proceeds from sale of certain assets...................              --        25,863               --
  Escrow receivable related to 1996 asset sale...........              --       600,000               --
  Capital expenditures for equipment and leasehold
    improvements.........................................        (384,458)     (374,562)      (1,462,315)
  Additions to capitalized software costs................        (309,891)      (34,298)              --
  Investment in Encotone, Inc. ..........................              --        81,656               --
                                                              -----------   -----------    -------------
  Net cash (used for) provided by investing activities...        (694,349)      298,659       (1,462,315)
                                                              -----------   -----------    -------------
FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred stock..........              --     4,950,001               --
  Net proceeds from issuance of common stock.............              --            --      109,218,162
  Issuance of common stock under stock plans.............         118,520       258,484        1,607,499
  Repayment of loan to officer...........................              --            --           70,000
  Principal payments under capital leases................          (9,653)      (22,721)              --
                                                              -----------   -----------     ------------
  Net cash provided by financing activities..............         108,867     5,185,764      110,895,661
                                                              -----------   -----------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS..................      (4,657,471)     (958,961)     101,703,939
Cash and cash equivalents at beginning of year...........       6,791,057     2,133,586        1,174,625
                                                              -----------   -----------     ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR.................     $ 2,133,586   $ 1,174,625     $102,878,564
                                                              ===========   ===========     ============
Supplemental Disclosures of Cash Flow Information:
  Interest paid..........................................     $     3,143   $       872               --
  Income taxes paid......................................          63,557            --               --
Supplemental Disclosure of Non-Cash Activities:
  Property acquired under capital leases.................          32,374            --               --

   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     The Company currently operates in the secure user management market.

  Revision

     The Company has revised its consolidated financial statements for the years ended December 31, 1999 and 1998. The adjustments were to record non-cash compensation expenses for a warrant to purchase shares of common stock which was issued to a director in connection with the sale of the Series D Preferred Stock in January 1998. Due to certain terms of the warrant, the warrant is being accounted for as a variable award. The expense recorded reflects the increase in the fair market value of the Company's common stock since the date of issuance over the vesting period until exercised. The adjustments were also required to reclassify the presentation of the redeemable Series D Preferred Stock which was issued during 1998, and to record a related immediate beneficial conversion feature and subsequent accretion for cumulative dividends on the preferred stock until its conversion into common stock on September 30, 1999. The consolidated financial statements and related notes to the consolidated financial statements in this Form 10-K/A reflect all such revisions through December 31, 1999. The adjustments to the financial statements had no impact on the Company's total assets, total revenues or cash flows. A summary of the impact of the adjustments for the years ended December 31, 1998 and 1999 is as follows:

--------------------------------------------------------------------------------------
1999 10K                                    For the years ended December 31,
                                          1998                            1999
                                  ----------------------       ----------------------
                                      As                           As
                                  previously       As          previously       As
                                   reported     restated        reported     restated
                                  ----------    --------       ----------    --------

Non-cash stock compensation
  expense                         $         -   $   235,237     $         -  $  4,488,185
Loss from operations               (5,358,865)   (5,594,102)     (6,282,001)  (10,770,186)
Net loss                           (5,228,750)   (5,463,987)     (5,457,830)   (9,946,015)
Recognition of beneficial
  conversion feature and
  accretion of preferred stock              -    (2,784,279)              -      (412,881)
Net loss attributable to
  common stockholders              (5,228,750)   (8,248,266)     (5,457,830)  (10,358,896)
Basic and diluted earnings
  per share:
Net loss attributable to
  common stockholders                   (0.56)        (0.88)          (0.47)        (0.89)

                                    December 31, 1998            December 31, 1999
                                  ----------------------       ----------------------
                                      As                           As
                                  previously       As          previously       As
                                   reported     restated        reported     restated
                                  ----------    --------       ----------    --------

Preferred stock, Series D
  voting                        $    33,333   $ 4,487,575   $          -   $          -
Additional paid-in capital       15,780,049    11,561,044    126,562,147    131,285,569
Accumulated deficit             (14,628,196)  (14,863,433)   (20,086,026)   (24,809,448)
Total stockholders'
  equity (deficit)                  995,783    (3,491,792)   106,433,614    106,433,614
---------------------------------------------------------------------------------------

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
                                         ===========   ============

     The provision for income taxes differs from the federal statutory rate of 34% as follows:

                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                            ----------------------------------------------
                                                1997        1998 Restated    1999 Restated
                                            -----------     -------------    -------------
Federal tax provision (benefit)...........  $(1,785,645)     $(1,857,756)     $(3,381,645)
Non deductible costs......................        9,962           13,829           29,498
Valuation allowance.......................    1,775,683        1,843,927        3,352,147
                                            -----------      -----------      -----------
                                            $        --      $        --      $        --
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

     The net operating loss carryforwards of $28,071,000 include $6,955,000 of tax deductions relating to stock options and warrants. The benefit of these deductions included in net operating loss carryforwards will be credited to additional paid in capital when realized.

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

                                NETEGRITY, INC.

     The Company entered into an amendment on June 5, 1998 to the Preferred Stock and Warrant Purchase Agreement with the Pequot Entities. Pursuant to the terms of the amended Agreement, on June 5, 1998, the Company sold 833,334 shares of Series D preferred stock, at $1.50 per share, and 375,197 warrants to the Pequot Entities for an aggregate purchase price of $1,250,001. On June 30, 1998, the Company sold an additional 833,333 shares of Series D preferred stock, at $1.50 per share, and 375,197 warrants to the Pequot Entities for an aggregate purchase price of $1,250,000. The holders of the Series D Preferred Stock had certain rights to dividends, redemption, liquidation, conversion and voting.
The holders were entitled to receive cumulative dividends accruing at an annual rate of 7.5%. The dividends were payable upon redemption or liquidation. The holders were also entitled to redeem the Series D Preferred Stock on the fifth anniversary of the issue date for a cash payment of $1.50 per share plus all cumulative and unpaid dividends, whether or not declared by the Board of Directors. As a result of the contractual terms, the Series D Preferred Stock was considered redeemable. Cumulative and unpaid dividends on the Series D Preferred Stock at December 31, 1998 totaled $284,632.

     When issued, each share of Series D Preferred Stock in 1998 was convertible into one share of common stock, which represented a discount from the fair value of common stock on the date of issuance. The value attributable to this conversion feature represented a beneficial conversion feature which was recognized as a return to preferred stockholders. This amount, which equaled $2,369,167, has been recorded as accretion of preferred stock to redemption value in the year ended December 31, 1998, and represents a non-cash charge in the determination of net loss attributable to common stockholders. The Series D Preferred Stock converted one for one to common stock in September 1999.

     In conjunction with the Pequot Agreement as described above, warrants to purchase a total of 1,500,787 shares of common stock exercisable at $2.00 were issued to Pequot expiring on January 7, 2003. The fair value of these warrants was determined using the Black-Scholes option pricing model based on the following assumptions: 100% volatility, terms of up to five years and risk-free interest rates of approximately 5.5%. The value of the warrants totaled $877,538 and has been recorded in additional paid-in capital.

     As part of the Agreement with the Pequot Entities described above, James McNiel joined the Board of Directors of the Company, as designee of the Pequot Entities and the Company granted Mr. McNiel a warrant for the purchase of 100,000 shares of common stock exercisable at $1.50 expiring on January 7, 2003 for his services as a director. Due to certain terms of the warrant, the warrant is being accounted for as a variable award. As a result, a non-cash compensation charge is being recorded for the increase in the fair market value of the Company's common stock compared to the exercise price since the warrant was issued. The expense is being recognized over the two year vesting period of the warrant and through the date of exercise. During the years ended December 31, 1999 and 1998, expenses of $4,488,185 and $235,237, respectively were recorded related to this warrant. During 1999, 69,447 shares were exercised.

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

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1997, 1998 and 1999 would have been increased to the pro-forma amounts indicated below:

                          YEAR ENDED DECEMBER 31, 1997   YEAR ENDED DECEMBER 31, 1998   YEAR ENDED DECEMBER 31, 1999
                          ----------------------------   ----------------------------   ----------------------------
                                              LOSS                           LOSS                           LOSS
                            NET LOSS        PER SHARE      NET LOSS        PER SHARE      NET LOSS        PER SHARE
                          -------------    -----------   -------------    -----------   -------------    -----------
                                                           Restated         Restated      Restated         Restated
As reported............... $(5,251,896)       $(0.57)     $(5,463,987)       $(0.88)    $ (9,946,015)      $(0.89)
Pro-Forma.................  (5,500,386)        (0.59)      (5,896,562)        (0.92)     (10,641,670)       (1.11)


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

        c. Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

        d. Consolidated Statements of Stockholders' Equity for the fiscal years ended December 31, 1999, 1998 and 1997

        e. Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

        f. Notes to Consolidated Financial Statements

2.   Financial Statement Schedules

     The following financial statement schedules are included in Item 14(C):

        a. Report of Independent Accountants

        b. Schedule II: Valuation of Qualifying Accounts and Reserves

     Schedules other than those listed above have been omitted since they are either not required or the information is otherwise included.

B. FINANCIAL STATEMENT SCHEDULES:

     The Company hereby files as part of this Form 10-K/A in Item 14(A) attached hereto the financial statement schedule listed in Item 14 (A)(2) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NETEGRITY, INC.


                                       By: /s/ Barry N. Bycoff
                                           ----------------------------------
                                           Barry N. Bycoff
                                           President, Chief Executive Officer,
                                           Director (Principal Executive
July 25, 2000                              Officer) and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                           DATE

/s/ Barry N. Bycoff          President, Chief Executive      July 25, 2000
-------------------------    Officer, Director and
Barry N. Bycoff              Chairman of the Board


/s/ James E. Hayden          Chief Financial Officer,        July 25, 2000
-------------------------    Vice President of Finance
James E. Hayden              and Administration and
                             Treasurer

                             Director                        July 25, 2000
-------------------------
Paul F. Deninger


/s/ Eric R. Giler            Director                        July 25, 2000
-------------------------
Eric R. Giler


/s/ Michael L. Mark          Director                        July 25, 2000
-------------------------
Michael L. Mark


/s/ James P. McNiel          Director                        July 25, 2000
-------------------------
James P. McNiel


/s/ Ralph B. Wagner          Director                        July 25, 2000
-------------------------
Ralph B. Wagner

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES


To the Board of Directors
of Netegrity, Inc:


Our audits of the consolidated financial statements referred to in our report dated March 14, 2000, except as to the information presented in Note A, which is as of July 25, 2000 appearing in this Annual Report on Form 10-K/A of Netegrity, Inc. also included an audit of the financial statement schedule listed in Item 14(A)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                                      PricewaterhouseCoopers LLP
Boston, Massachusetts
March 14, 2000, except as to the information presented in Note A, which is as of July 25, 2000

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