Form 10-Q/A
period 2000-03-31
NETEGRITY INC
filed 2000-07-25
CIK 840824

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

Item 6.                 Exhibits ............................................................. 19

SIGNATURES.................................................................................... 19

Exhibit 27.................................................................................... 20

                         PART I. - FINANCIAL INFORMATION

                                 NETEGRITY, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,
                                                                                        2000               December 31,
                                                                                     (unaudited)               1999
                                                                                      Restated              Restated
                                                                                  -------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents .........................................              $103,215,704            $102,878,564
  Accounts receivable-trade, net of allowance for doubtful
    accounts of $483,973 at March 31, 2000 and December 31, 1999 ....                 6,278,656               4,730,626
  Prepaid expenses and other current assets .........................                 2,236,274               1,361,568
                                                                                   ------------            ------------
     Total current assets ...........................................               111,730,634             108,970,758
Property and equipment, net .........................................                 2,902,839               1,884,749
Other assets ........................................................                   149,445                 114,118
                                                                                   ------------            ------------
     Total Assets ...................................................              $114,782,918            $110,969,625
                                                                                   ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable-trade ...............................................                400,647               1,090,747
  Accrued compensation and benefits ....................................              1,457,610               1,420,119
  Other accrued expenses ...............................................                614,731                 675,913
  Deferred revenue .....................................................              2,468,203               1,349,232
                                                                                  -------------           -------------
     Total current liabilities .........................................              4,941,191               4,536,011
                                                                                  -------------           -------------

Stockholders' Equity:
  Common stock, voting, $.01 par value; 55,000,000 shares
    authorized; 19,250,174 shares issued and 19,225,073 shares outstanding at March 31, 2000; 17,114,962 shares
    issued and 17,089,861 shares outstanding at December 31,
    1999 ...............................................................                192,502                 171,150

  Additional paid-in capital ...........................................            135,607,584             131,285,569
  Accumulated deficit ..................................................            (25,744,702)            (24,809,448)
  Loan to officer ......................................................               (130,000)               (130,000)
                                                                                  -------------           -------------
                                                                                    109,925,384             106,517,271
Less -- Treasury Stock, at cost: 25,101 shares .........................                (83,657)                (83,657)
                                                                                  -------------           -------------
     Total stockholders' equity ........................................            109,841,727             106,433,614
                                                                                  -------------           -------------
     Total liabilities and stockholders' equity ........................          $ 114,782,918           $ 110,969,625
                                                                                  =============           =============

   The accompanying notes are an integral part of the consolidated financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the three months ended March 31,
                                                                    2000                   1999
                                                                  Restated               Restated
                                                                ------------           ------------

Revenues:
  SiteMinder software ................................          $  4,762,630           $    994,935
  SiteMinder services ................................             1,253,817                358,310
  Other ..............................................               729,645                706,789
                                                                ------------           ------------
  Total revenues .....................................             6,746,092              2,060,034
                                                                ------------           ------------
Cost of SiteMinder software ..........................               349,310                114,440
Cost of SiteMinder services ..........................               759,766                204,247
Cost of other ........................................               379,144                396,284
                                                                ------------           ------------
  Total cost of revenues .............................             1,488,220                714,971
                                                                ------------           ------------
Gross profit .........................................             5,257,872              1,345,063
                                                                ------------           ------------
Selling, general and administrative expenses..........             5,569,488              2,101,119
Research and development costs .......................             1,486,118                699,399
Non-cash stock compensation expense ..................               353,254                647,164
                                                                ------------           ------------

Loss from operations .................................            (2,150,988)            (2,102,619)
Interest income (expense), net .......................             1,215,734                 19,708
                                                                ------------           ------------
Net loss .............................................          $   (935,254)          $ (2,082,911)
Accretion of preferred stock .........................                    --               (137,627)
                                                                ------------           ------------
Net loss attributable to common stockholders .........              (935,254)            (2,220,538)
                                                                ============           ============
Basic and diluted earnings per share:
Net loss attributable to common stockholders .........          $      (0.05)          $      (0.22)
                                                                ============           ============

Weighted average shares outstanding ..................            18,116,000              9,910,000

   The accompanying notes are an integral part of the consolidated financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the three months ended
                                                                             March 31,
                                                                     2000               1999
                                                                   Restated           Restated
                                                                   --------           --------

OPERATING ACTIVITIES:
Net loss                                                        $  (935,254)          $(2,082,911)
Adjustments to reconcile net loss to net cash used for
   operating activities:
   Depreciation and amortization                                    170,891               157,755
   Provision for doubtful accounts receivable                            --                (8,500)
   Compensation expense related to warrant                          353,254               647,164
 Changes in operating assets and liabilities:
   Accounts receivable                                           (1,548,030)              (32,473)
   Prepaid expenses and other current assets                       (874,706)               24,984
   Other assets                                                     (35,327)              (11,515)
   Accounts payable-trade                                          (690,100)              329,355
   Accrued compensation and benefits                                 37,491                73,460
   Other accrued expenses                                           (61,182)               60,473
   Deferred revenue                                               1,118,971                67,790
                                                               ------------        --------------
Net cash used for  operating activities                          (2,463,992)             (774,418)

INVESTING ACTIVITIES:
   Capital expenditures for equipment and
     leasehold improvements                                      (1,188,981)             (104,947)
                                                               ------------        --------------
FINANCING ACTIVITITES:
   Net proceeds from issuance of common stock                     3,990,113             4,647,254
                                                               ------------        --------------
Net increase in cash and cash equivalents                           337,140             3,767,889

Cash and cash equivalents at beginning of period                102,878,564             1,174,625
                                                               ------------        --------------
Cash and cash equivalents at end of period                     $103,215,704        $    4,942,514
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

REVISION

The Company has revised its consolidated financial statements for the years ended December 31, 1999 and 1998 and the three months ended March 31, 2000. The adjustments were to record non-cash compensation expenses for a warrant to purchase shares of common stock which was issued to a director in connection with the sale of the Series D Preferred Stock in January 1998. Due to certain terms of the warrant, the warrant is being accounted for as a variable award. The expense recorded reflects the increase in the fair market value of the Company's common stock since the date of issuance over the vesting period until exercised. The adjustments were also required to reclassify the presentation of the redeemable Series D Preferred Stock which was issued during 1998 and to record a related immediate beneficial conversion feature and subsequent accretion for cumulative dividends on the preferred stock until its conversion into common stock on September 30, 1999. The consolidated financial statements and related notes to the consolidated financial statements in this Form 10-Q/A reflect all such revisions through March 31, 2000. The adjustments to the financial statements had no impact on the Company's total assets, total revenues or cash flows. A summary of the impact of the adjustments for the three months ended March 31, 2000 and 1999 is as follows:

                                                                  For the three months ended March 31,
                                                    --------------------------------------------------------------
                                                                2000                               1999
                                                    -----------------------------     ----------------------------
                                                    As previously          As         As previously          As
                                                      reported          restated        reported          restated
                                                    -----------------------------     ----------------------------
Non-cash stock compensation expense  .........       $        --     $   353,254        $       --     $   647,164
Loss from operations .........................        (1,797,734)     (2,150,988)        (1,455,455)    (2,102,619)
Net loss .....................................          (582,000)       (953,254)        (1,435,747)    (2,082,911)
Accretion of preferred stock .................                --              --             --           (137,627)
Net loss attributable to common
 stockholders ................................          (582,000)       (953,254)        (1,435,747)    (2,220,538)
Basic and diluted earnings per share:
Net loss attributable to common stockholders..             (0.03)          (0.05)             (0.14)         (0.22)



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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

In recent years, we have incurred substantial operating losses in every fiscal period. We cannot predict when we will become profitable, if at all, and if we do, that we will remain profitable for any substantial period of time. Failure to achieve profitability within the time frame expected by investors may adversely affect the market price of our common stock. In the three months ended March 31, 2000, we had a net loss of $935,254. As a result of ongoing operating losses, at March 31, 2000, we had an accumulated deficit of $25.7 million. We have generated relatively small amounts of SiteMinder revenues until recent fiscal quarters, while increasing expenditures in all areas, particularly in research and development and sales and marketing, in order to execute our business plan. Although we have experienced revenue growth in connection with SiteMinder in recent periods, the growth has been off of a small base, and it is unlikely that the recent growth rates are sustainable.

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

RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto:

                                                                 Period to Period %
                                                                 Increase (Decrease)
                                        % of Total Revenues      Three Months Ended
For the three months                                                 March 30,
Ended March 31,                         2000           1999        2000 vs. 1999
                                       Restated       Restated        Restated
                                       --------       --------   ------------------

Revenues:
SiteMinder software                       71%            48%             379%
SiteMinder services                       18             18              250
Other                                     11             34                3
                                        ----           ----             ----

Total revenues                           100            100              227
                                        ----           ----             ----
Cost of SiteMinder software                5              6              205
Cost of SiteMinder services               11             10              272
Cost of other                              6             19               (4)
                                        ----           ----             ----
Total cost of revenues                    22             35              108
                                        ----           ----             ----
Gross profit                              78             65              291

Selling, general and administrative
expenses                                  83            102              165
Research and development costs            22             34              112
Non-cash stock compensation expense        5             31              (45)
                                        ----           ----             ----
Loss from operations                     (32)          (102)               2

Interest income (expense), net            18              1              N/A
                                        ----           ----             ----

Net loss                                 (14)%         (101)%            (55)%
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

Non-cash stock compensation expense. The non-cash stock compensation expense decreased by $294,000 to $353,000 in the three months ended March 31, 2000 from $647,000 in the three months ended March 31, 1999. This expense represents the compensation charge for a common stock warrant for 100,000 shares issued to a director in connection with the January 1998 preferred stock financing. The warrant is being accounted for as a variable award, and as a result, the expense primarily relates to the increase in the fair value of the Company's common stock during the respective periods. The expense is recognized over the vesting period until the warrant is exercised. Approximately 70,000 shares of common stock were exercised under this warrant during the fourth quarter of 1999.

Interest income (expense), net. Net interest income increased by $1.2 million, to $1.2 million in the three months ended March 31, 2000, from $20,000 in the three months ended March 31, 1999. This increase is mainly attributable to a higher average cash balance in the three months ended March 31, 2000.

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