Form 10-Q
period 2000-06-30
NETEGRITY INC
filed 2000-08-14
CIK 840824

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD
                              ENDED JUNE 30, 2000.

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

                                52 SECOND AVENUE
                                WALTHAM, MA 02451
               (Address of principal executive offices) (Zip Code)
                                 (781) 890-1700
                         (Registrant's Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes No [ ]

As of August 7, 2000 there were 19,645,024 shares of Common Stock outstanding, exclusive of Treasury stock.

                                   FORM 10-Q

                                QUARTERLY REPORT

                               TABLE OF CONTENTS

Facing Sheet..................................................................................  1

Table of Contents.............................................................................  2

PART I.    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
                        Consolidated Balance Sheets as of June 30, 2000 and
                          December 31, 1999...................................................  3
                        Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999........................................  4
                        Consolidated Statements of Operations for the six months
                          ended June 30, 2000 and 1999........................................  5
                        Consolidated Statements of Cash Flows for the six months
                          ended June 30, 2000 and 1999........................................  6
                        Notes to Consolidated Financial Statements............................  7

Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...................................  8

Item 3. Quantitative and Qualitative Disclosures About Market Risk............................ 20

PART II.   OTHER INFORMATION

Item 1.                 Legal Proceedings..................................................... 21

Item 2.                 Changes in Securities................................................. 21

Item 3.                 Defaults upon Senior Securities....................................... 21

Item 4.                 Submission of Matters to a Vote of Security Holders................... 21

Item 5.                 Other Information..................................................... 22

Item 6.                 Exhibits ............................................................. 22

SIGNATURES.................................................................................... 22

Exhibit 27.................................................................................... 23

                         PART I. - FINANCIAL INFORMATION

                                 NETEGRITY, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                      June 30,
                                                                                        2000               December 31,
                                                                                     (unaudited)               1999
                                                                                  -------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents .........................................              $107,974,062            $102,878,564
  Accounts receivable-trade, net of allowance for doubtful
    accounts of $670,809 at June 30, 2000 and $483,973 at
    December 31, 1999 ...............................................                 8,664,076               4,730,626
  Prepaid expenses and other current assets .........................                 1,906,733               1,361,568
                                                                                   ------------            ------------
     Total current assets ...........................................               118,544,871             108,970,758
Property and equipment, net .........................................                 3,484,515               1,884,749
Restricted cash .....................................................                   942,480                       -
Other assets ........................................................                   161,556                 114,118
                                                                                   ------------            ------------
     Total assets ...................................................              $123,133,422            $110,969,625
                                                                                   ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable-trade ...............................................                972,711               1,090,747
  Accrued compensation and benefits ....................................              4,760,149               1,420,119
  Other accrued expenses ...............................................              1,193,086                 675,913
  Deferred revenue .....................................................              5,563,174               1,349,232
                                                                                  -------------           -------------
     Total current liabilities .........................................             12,489,120               4,536,011
                                                                                  -------------           -------------

Stockholders' Equity:
  Common stock, voting, $.01 par value; 55,000,000 shares
    authorized; 19,628,164 shares issued and 19,603,063 shares outstanding at June 30, 2000; 17,114,962 shares
    issued and 17,089,861 shares outstanding at December 31,
    1999 ...............................................................                196,282                 171,150

  Additional paid-in capital ...........................................            136,511,822             131,285,569
  Accumulated deficit ..................................................            (25,850,145)            (24,809,448)
  Loan to officer ......................................................               (130,000)               (130,000)
                                                                                  -------------           -------------
                                                                                    110,727,959             106,517,271
Less -- Treasury stock, at cost: 25,101 shares .........................                (83,657)                (83,657)
                                                                                  -------------           -------------
     Total stockholders' equity ........................................            110,644,302             106,433,614
                                                                                  -------------           -------------
     Total liabilities and stockholders' equity ........................          $ 123,133,422           $ 110,969,625
                                                                                  =============           =============


   The accompanying notes are an integral part of the consolidated financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the three months ended June 30,
                                                                    2000                   1999
                                                                ------------           ------------

Revenues:
  SiteMinder software ................................          $  6,848,415           $  1,472,666
  SiteMinder services ................................             2,698,425                446,717
  Other ..............................................               948,802                719,112
                                                                ------------           ------------
  Total revenues .....................................            10,495,642              2,638,495
                                                                ------------           ------------
Cost of SiteMinder software ..........................               483,284                155,967
Cost of SiteMinder services ..........................             1,562,338                231,511
Cost of other ........................................               605,486                390,506
                                                                ------------           ------------
  Total cost of revenues .............................             2,651,108                777,984
                                                                ------------           ------------
Gross profit .........................................             7,844,534              1,860,511
                                                                ------------           ------------
Selling, general and administrative expenses..........             7,465,756              2,486,525
Research and development costs .......................             1,861,982                775,021
Non-cash stock compensation expense ..................               (61,106)               557,925
                                                                ------------           ------------

Loss from operations .................................            (1,422,098)            (1,958,960)
Interest income (expense), net .......................             1,316,655                 47,437
                                                                ------------           ------------
Net loss .............................................          $   (105,443)          $ (1,911,523)
Accretion of preferred stock .........................                    --               (137,627)
                                                                ------------           ------------
Net loss attributable to common stockholders .........              (105,443)            (2,049,150)
                                                                ============           ============
Basic and diluted earnings per share:
Net loss attributable to common stockholders .........          $      (0.01)          $      (0.20)
                                                                ============           ============

Weighted average shares outstanding ..................            19,431,000             10,316,000

   The accompanying notes are an integral part of the consolidated financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For the six months ended June 30,
                                                                    2000                   1999
                                                                ------------           ------------

Revenues:
  SiteMinder software ................................          $ 11,611,044           $  2,467,601
  SiteMinder services ................................             3,952,243                805,027
  Other ..............................................             1,678,446              1,425,901
                                                                ------------           ------------
  Total revenues .....................................            17,241,733              4,698,529
                                                                ------------           ------------
Cost of SiteMinder software ..........................               832,594                270,407
Cost of SiteMinder services ..........................             2,322,104                435,759
Cost of other ........................................               984,630                786,789
                                                                ------------           ------------
  Total cost of revenues .............................             4,139,328              1,492,955
                                                                ------------           ------------
Gross profit .........................................            13,102,405              3,205,574
                                                                ------------           ------------
Selling, general and administrative expenses..........            13,035,244              4,587,644
Research and development costs .......................             3,348,100              1,474,420
Non-cash stock compensation expense ..................               292,148              1,205,089
                                                                ------------           ------------
Loss from operations .................................            (3,573,087)            (4,061,579)
Interest income (expense), net .......................             2,532,390                 67,145
                                                                ------------           ------------
Net loss .............................................            (1,040,697)            (3,994,434)
Accretion of preferred stock .........................                    --               (275,254)
                                                                ------------           ------------
Net loss attributable to common stockholders .........            (1,040,697)            (4,269,688)
                                                                ============           ============
Basic and diluted earnings per share:
Net loss attributable to common stockholders .........          $      (0.06)          $      (0.42)
                                                                ============           ============

Weighted average shares outstanding ..................            18,791,000             10,158,000

   The accompanying notes are an integral part of the consolidated financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the six months ended
                                                                             June 30,
                                                                     2000               1999
                                                                   --------           --------

OPERATING ACTIVITIES:
Net loss                                                        $(1,040,697)          $(3,994,434)
Adjustments to reconcile net loss to net cash used for
   operating activities:
   Depreciation and amortization                                    382,483               340,817
   Provision for doubtful accounts receivable                       350,000                (8,500)
   Compensation expense related to warrant                          292,148             1,205,089
 Changes in operating assets and liabilities:
   Accounts receivable                                           (4,283,450)             (535,639)
   Prepaid expenses and other current assets                       (545,165)              (46,852)
   Other assets                                                     (47,438)              (15,265)
   Accounts payable-trade                                          (118,036)               95,710
   Accrued compensation and benefits                              3,340,030               236,726
   Other accrued expenses                                           517,173               (27,533)
   Deferred revenue                                               4,213,942               118,085
                                                               ------------        --------------
Net cash provided by (used for) operating activities              3,060,990            (2,631,796)

INVESTING ACTIVITIES:
   Restricted cash                                                 (942,480)                   --
   Capital expenditures for equipment and
     leasehold improvements                                      (1,982,249)             (297,859)
                                                               ------------        --------------
Net cash used for investing activities                           (2,924,729)             (297,859)

FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                     4,959,237             4,830,436
                                                               ------------        --------------
Net increase in cash and cash equivalents                         5,095,498             1,900,781

Cash and cash equivalents at beginning of period                102,878,564             1,174,625
                                                               ------------        --------------
Cash and cash equivalents at end of period                     $107,974,062        $    3,075,406
                                                               ============        ==============


The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - The unaudited financial information furnished herein reflects all adjustments which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the Company's financial position, cash flows and results of operations for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 1999, included in Form 10-K/A filed on July 25, 2000 and the Company's unaudited financial statements for the quarter ended March 31, 2000 included in Form 10-Q/A filed on July 25, 2000.

NOTE 2 - Certain 1999 information has been reclassified to conform with the 2000 financial statement presentation.

NOTE 3 - The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the remainder of the year ending December 31, 2000.

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

NOTE 5 - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. For the six months ended June 30, 2000 and 1999, comprehensive income (loss) was not materially different from net income (loss).


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

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 becomes effective for the Company's quarter ended December 31, 2000. The Company is currently determining the impact that SAB 101 will have on our financial position or results of operations.

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


NOTE 7 - The Company considers that it has the following five reportable operating segments based on differences in products and services. Operating segments are defined as components of the enterprise about which separate financial information is available that is reviewed regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing their performance.

                                      For the three months ended June 30,
                                   ------------------------------------------
                                          2000                    1999
                                   -------------------     ------------------
                                                Gross                  Gross
                                   Revenue      Margin     Revenue     Margin
                                   -------      ------     -------     ------

Operating Segments:
  SiteMinder software ........  $ 6,848,415   $6,365,131  $1,472,666  $1,316,699
                                -----------   ----------  ----------  ----------
SiteMinder services:
  Maintenance.................      635,583      635,582     127,567     127,567
  Training and consulting.....    2,062,842      500,505     319,150      87,639
                                -----------   ----------  ----------  ----------
                                  2,698,425    1,136,087     446,717     215,206
                                -----------   ----------  ----------  ----------
Other
  Software and related
    products..................      558,165      132,893     379,369     144,858
  Services....................      390,637      210,423     339,743     183,748
                                -----------   ----------  ----------  ----------
                                    948,802      343,316     719,112     328,606
                                -----------   ----------  ----------  ----------
  Totals......................  $10,495,642   $7,844,534  $2,638,495  $1,860,511
                                ===========   ==========  ==========  ==========



                                        For the six months ended June 30,
                               ------------------------------------------------
                                          2000                    1999
                               ------------------------   ---------------------
                                               Gross                   Gross
                                 Revenue       Margin      Revenue     Margin
                               -----------   ----------   ---------   ---------
Operating Segments:
  SiteMinder software......... $11,611,044  $10,778,450  $2,467,601  $2,197,194
                               -----------  -----------  ----------  ----------
SiteMinder services:
  Maintenance.................     961,200      961,200     223,277     223,277
  Training and consulting.....   2,991,043      668,939     581,750     145,991
                               -----------  -----------  ----------  ----------
                                 3,952,243    1,630,139     805,027     369,268
                               -----------  -----------  ----------  ----------
Other
  Software and related
    products..................     862,998      245,012     761,697     276,114
  Services....................     815,448      448,804     664,204     362,998
                               -----------  -----------  ----------  ----------
                                 1,678,446      693,816   1,425,901     639,112
                               -----------  -----------  ----------  ----------
  Totals...................... $17,241,733  $13,102,405  $4,698,529  $3,205,574
                               ===========  ===========  ==========  ==========


     Certain expenses related to maintenance are included in operating expenses based upon the Company's management reporting practice and it has not been practical to allocate these expenses to cost of maintenance.

NOTE 8 - In July 2000, the Board of Directors approved a three for two stock split of the Company's common stock in the form of a dividend which is effective September 1, 2000 for all holders of record as of August 18, 2000. The share numbers presented in this 10-Q have not been adjusted for the stock split.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

In recent years, we have incurred substantial operating losses in every fiscal period. We cannot predict when we will become profitable, if at all, and if we do, that we will remain profitable for any substantial period of time. Failure to achieve profitability within the time frame expected by investors may adversely affect the market price of our common stock. In the six months ended June 30, 2000, we had a net loss of $1.0 million. As a result of ongoing operating losses, at June 30, 2000, we had an accumulated deficit of $25.9 million. We have generated relatively small amounts of SiteMinder revenues until recent fiscal quarters, while increasing expenditures in all areas, particularly in research and development and sales and marketing, in order to execute our business plan. Although we have experienced revenue growth in connection with SiteMinder in recent periods, the growth has been off of a small base, and it is unlikely that the recent growth rates are sustainable.

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

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MARKET SITEMINDER AND RELATED SERVICES SUCCESSFULLY.

The sale of SiteMinder licenses and related services provides a substantial majority of our total revenues. These sales accounted for 90% of our total revenues for the six months ended June 30, 2000. We expect that our future financial performance will depend on SiteMinder sales. Prior to the release of SiteMinder 3.0 in June 1998, there had been very few commercial installations of SiteMinder. Since June 1998, all commercial deployments of SiteMinder have supported business-to-business web applications. Broad market acceptance of SiteMinder will depend on the development of the market for secure portal management, including usage of

SiteMinder for business-to-consumer applications, and customer demand for the specific functionality of SiteMinder. We cannot be sure that either will occur. Like most technology products at an early stage of development, SiteMinder may require extensive reengineering or upgrading if it fails to meet the performance needs or expectations of our customers when shipped or contains significant software defects or bugs. If we fail in marketing SiteMinder products and services, for whatever reason, our business would be harmed.

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

OUR FAILURE TO MANAGE OUR RAPID GROWTH EFFECTIVELY COULD HURT OUR BUSINESS.

Our failure to manage our rapid growth effectively could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. We have been experiencing a period of rapid growth that has been placing a significant strain on all of our resources. From December 31, 1999 to June 30, 2000, the number of our employees increased from 138 to 203. To manage future growth effectively we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

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

RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto:

                                                                 Period to Period %
                                                                 Increase (Decrease)
                                        % of Total Revenues      Three Months Ended
For the three months                                                  June 30,
Ended June 30,                           2000           1999        2000 vs. 1999
                                       --------       --------   ------------------

Revenues:
SiteMinder software                       65%            56%             365%
SiteMinder services                       26             17              504
Other                                      9             27               32
                                        ----           ----            -----

Total revenues                           100            100              298
                                        ----           ----            -----
Cost of SiteMinder software                5              6              210
Cost of SiteMinder services               14              9              575
Cost of other                              6             15               55
                                        ----           ----            -----
Total cost of revenues                    25             30              241
                                        ----           ----            -----
Gross profit                              75             70              322

Selling, general and administrative
expenses                                  72             94              200
Research and development costs            18             29              140
Non-cash stock compensation expense       (1)            21             (111)
                                        ----           ----            -----
Loss from operations                     (14)           (74)              27

Interest income (expense), net            13              2              N/A
                                        ----           ----            -----

Net loss                                  (1)%          (72)%             95%
                                        ====           ====            =====

Revenues. Total revenues increased by $7.9 million, or 298%, to $10.5 million in the three months ended June 30, 2000, from $2.6 million in the three months ended June 30, 1999.

SiteMinder software revenues increased by $5.4 million, or 365%, to $6.8 million in the three months ended June 30, 2000, from $1.5 million in the three months ended June 30, 1999. This increase is due to the continued increase in market awareness and the acceptance of the SiteMinder product and expansion of our sales organization.

SiteMinder services revenues increased by $2.3 million, or 504%, to $2.7 million in the three months ended June 30, 2000, from $447,000 in the three months ended June 30, 1999. This increase reflects the continued growth in the installed base of SiteMinder software licenses and the increasing demand to provide installation and integration services for customers.

Other revenues increased by $230,000, or 32%, to $949,000 in the three months ended June 30, 2000, from $719,000 in the three months ended June 30, 1999 due to one large accessory order.

Cost of revenues. Total cost of revenue increased by $1.9 million or 241%, to $2.7 million in three months ended June 30, 2000, from $778,000 in the three months ended June 30, 1999.

Cost of SiteMinder software increased by $327,000, or 210%, to $483,000 in the three months ended June 30, 2000 from $156,000 in the three months ended June 30, 1999. The increase is primarily the result of increased volumes associated with SiteMinder Software revenue.

Cost of SiteMinder services increased by $1.3 million or 575%, to $1.6 million in the three months ended June 30, 2000 from $232,000 in the three months ended June 30, 1999. The increase is due to increases in salaries and related expenses for our consulting and education organizations as a result of increased SiteMinder service revenues.

Cost of other increased by $215,000 or 55%, to $605,000 in the three months ended June 30, 2000 from $391,000 in the three months ended June 30, 1999.

Gross profit. Gross profit increased by $6.0 million, or 322%, to $7.8 million in the three months ended June 30, 2000, from $1.9 million in the three months ended June 30, 1999. The increase in SiteMinder software revenues resulted in higher gross profit due to increased sales volume.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $5.0 million, or 200%, to $7.5 million in the three months ended June 30, 2000, from $2.5 million in the three months ended June 30, 1999. This increase is primarily a result of our continuing to build our sales and marketing infrastructure to support planned growth in sales of our SiteMinder product and services. We expect to increase the amount spent on SG&A in the foreseeable future as we continue to expand our market presence both domestically and internationally, and continue to invest in supporting infrastructure.

Research and development costs. Research and development costs increased by $1.1 million, or 140%, to $1.9 million in the three months ended June 30, 2000, from $775,000 in the three months ended June 30, 1999. The increase was primarily due to our continued development of SiteMinder and our increase in research and development personnel. We expect to increase the amount spent on research and development in the foreseeable future as we continue to develop and enhance our product line to address the evolving needs of customers deploying large-scale and transaction-based e-commerce applications.

Non-cash stock compensation expense. The non-cash stock compensation expense decreased by $619,000 to $(61,000) in the three months ended June 30, 2000 from $558,000 in the three months ended June 30, 1999. This expense represents the compensation charge for a common stock warrant for 100,000 shares issued to a director in connection with the January 1998 preferred stock financing. The warrant is being accounted for as a variable award, and as a result, the expense primarily relates to the increase in the fair value of the Company's common stock during the respective periods. The expense is recognized over the vesting period until the warrant is exercised. As of June 30, 2000 these warrants were fully exercised.

Interest income (expense), net. Net interest income increased by $1.3 million, to $1.3 million in the three months ended June 30, 2000, from $47,000 in the three months ended June 30, 1999. This increase is mainly attributable to a higher average cash balance in the three months ended June 30, 2000.

Provision for income taxes. For the three months ended June 30, 2000 and 1999 we had no provision for income taxes due to the net losses incurred.

RESULTS OF OPERATIONS


The following information should be read in conjunction with the consolidated financial statements and notes thereto:


                                                                                   Period to Period %
                                                         % of Total Revenue        Increase (Decrease)
For the six months                                        2000        1999         Six Months Ended
Ended June 30,                                                                     June 30, 2000 vs. 1999
Revenues
SiteMinder software                                         67%         53%                371%
SiteMinder services                                         23          17                 391
Other                                                       10          30                  18
                                                           ---         ---               -----
Total revenue                                              100         100                 267
                                                           ---         ---               -----

Cost of SiteMinder software                                  5           6                 208
Cost of SiteMinder services                                 13           9                 433
Cost of Other                                                6          17                  25
                                                           ---         ---               -----

Total cost of revenue                                       24          32                 177
                                                           ---         ---               -----

Gross profit                                                76          68                 309

Selling, general and adminstrative
expenses                                                    76          98                 184
Research and development costs                              19          31                 127
Non-cash stock compensation expense                          2          25                 (76)
                                                           ---         ---               -----

Loss from operations                                       (21)        (86)                (12)
                                                           ---         ---               -----

Interest income (expense), net                              15           1                 N/A
Net loss                                                    (6)%       (85)%                74%
                                                           ===         ===               =====

Revenues. Total revenues increased by $12.5 million, or 267%, to $17.2 million in the six months ended June 30, 2000, from $4.7 million in the six months ended June 30, 1999.

SiteMinder software revenues increased by $9.1 million, or 371%, to $11.6 million in the six months ended June 30, 2000, from $2.5 million in the six months ended June 30, 1999. This increase is due to the continued increase in market awareness and the acceptance of the SiteMinder product and expansion of our sales organization.

SiteMinder services revenues increased by $3.1 million, or 391%, to $4.0 million in the six months ended June 30, 2000, from $805,000 in the six months ended June 30, 1999. This increase reflects the continued growth in the installed base of SiteMinder software licenses and the increasing demand to provide installation and integration services for customers.

Other revenues increased by $253,000, or 18%, to $1.7 million in the six months ended June 30, 2000, from $1.4 million in the six months ended June 30, 1999 due to one large accessory order.

Cost of revenues. Total cost of revenue increased by $2.6 million or 177%, to $4.1 million in six months ended June 30, 2000, from $1.5 million in the six months ended June 30, 1999.

Cost of SiteMinder software increased by $562,000 or 208%, to $833,000 in the six months ended June 30, 2000 from $270,000 in the six months ended June 30, 1999. The increase is primarily the result of increased volumes associated with SiteMinder software revenue.

Cost of SiteMinder services increased by $1.9 million or 433%, to $2.3 million in the six months ended June 30, 2000 from $436,000 in the six months ended June 30, 1999. The increase is due to increases in salaries and related expenses for our consulting and education organizations as a result of increased SiteMinder service revenues.

Cost of other increased by $198,000 or 25%, to $985,000 in the six months ended June 30, 2000 from $787,000 in the six months ended June 30, 1999.

Gross profit. Gross profit increased by $9.9 million, or 309%, to $13.1 million in the six months ended June 30, 2000, from $3.2 million in the six months ended June 30, 1999. The increase in SiteMinder software revenues resulted in higher gross profit due to increased sales volume.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $8.4 million, or 184%, to $13.0 million in the six months ended June 30, 2000, from $4.6 million in the six months ended June 30, 1999. This increase is primarily a result of our continuing to build our sales and marketing infrastructure to support planned growth in sales of our SiteMinder product and services. We expect to increase the amount spent on SG&A in the foreseeable future as we continue to expand our market presence both domestically and internationally, and continue to invest in supporting infrastructure.

Research and development costs. Research and development costs increased by $1.9 million, or 127%, to $3.3 million in the six months ended June 30, 2000, from $1.5 million in the six months ended June 30, 1999. The increase was primarily due to our continued development of SiteMinder and our increase in research and development personnel. We expect to increase the amount spent on research and development in the foreseeable future as we continue to develop and enhance our product line to address the evolving needs of customers deploying large-scale and transaction-based e-commerce applications.

Non-cash stock compensation expense. The non-cash stock compensation expense decreased by $913,000 to $292,000 in the six months ended June 30, 2000 from $1.2 million in the six months ended June 30, 1999. This expense represents the compensation charge for a common stock warrant for 100,000 shares issued to a director in connection with the January 1998 preferred stock financing. The warrant is being accounted for as a variable award, and as a result, the expense primarily relates to the increase in the fair value of the Company's common stock during the respective periods. The expense is recognized over the vesting period until the warrant is exercised. As of June 30, 2000, these warrants were fully exercised.

Interest income (expense), net. Net interest income increased by $2.5 million, to $2.5 million in the six months ended June 30, 2000, from $67,000 in the six months ended June 30, 1999. This increase is mainly attributable to a higher average cash balance in the six months ended June 30, 2000.

Provision for income taxes. For the six months ended June 30, 2000 and 1999 we had no provision for income taxes due to the net losses incurred.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands, except ratios)

                                                        June 30,           December 31,
Financial Condition as of                                 2000                 1999
                                                       ---------           ------------

Cash and cash equivalents                              $107,974              $102,879
Working capital                                         106,056               104,435
Current ratio                                              9.49                 24.02

LIQUIDITY AND CAPITAL RESOURCES


In recent years, we have funded our operations primarily from sales of securities.

Cash provided by operating activities in the six months ended June 30, 2000 was $2.1 million, primarily due to an increase in deferred revenue and accrued compensation and benefits, partially offset by an increase in accounts receivable.

Cash used for investing activities was $2.0 million in the six months ended June 30, 2000. Investing activities for the period consisted primarily of the purchases of equipment, consisting largely of computer servers, workstations and networking equipment.

Cash provided by financing activities in the six months ended June 30, 2000 was $5.0 million which primarily related to the exercise of warrants and stock options.

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

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 2000, the Company held its annual meeting of Stockholders. At the meeting, six directors were elected, each for a term ending at the Annual Meeting of Stockholders in 2001, and until their successors have been elected and qualified. The voting results were as follows:

                                 For             Withheld
                                 ---             --------

Barry N. Bycoff               17,475,467          10,548
Ralph B. Wagner               17,475,217          10,798
Michael L. Mark               17,475,467          10,548
Eric R. Giler                 16,978,806         507,209
James P. McNiel               17,475,267          10,748
Paul F. Deninger              17,475,017          10,998

At the meeting, the Stockholders approved the Company's 2000 Stock Option Plan. The vote was as follows:

For: 8,602,780 shares        Against: 4,596,593         Abstain: 19,729

ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS

          27.  Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NETEGRITY, INC.

Date: August 14, 2000                     By: /s/ Barry N. Bycoff
                                          -----------------------

                                                  Barry N. Bycoff President,
                                                  Chief Executive Officer,
                                                  Director and Chairman of the
                                                  Board

Date: August 14, 2000                     By: /s/ James E. Hayden
                                          -----------------------

                                                  James E. Hayden Vice
                                                  President, Finance and
                                                  Administration, and Chief
                                                  Financial Officer