Form 10-Q
period 2000-09-30
NETEGRITY INC
filed 2000-11-14
CIK 840824

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD
                              ENDED SEPTEMBER 30, 2000.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes No [ ]

As of November 8, 2000 there were 30,105,660 shares of Common Stock outstanding, exclusive of Treasury stock.

                                   FORM 10-Q

                                QUARTERLY REPORT

                               TABLE OF CONTENTS

Facing Sheet..................................................................................  1

Table of Contents.............................................................................  2

PART I.    FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
                        Consolidated Balance Sheets as of September 30, 2000 and
                          December 31, 1999...................................................  3
                        Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999...................................  4
                        Consolidated Statements of Operations for the nine months
                          ended September 30, 2000 and 1999...................................  5
                        Consolidated Statements of Cash Flows for the nine months
                          ended September 30, 2000 and 1999...................................  6
                        Notes to Consolidated Financial Statements............................  7

Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...................................  8

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

Item 5.                 Other Information..................................................... 22

Item 6.                 Exhibits ............................................................. 22

SIGNATURES.................................................................................... 22

Exhibit 27.................................................................................... 23

                         PART I. - FINANCIAL INFORMATION

                                 NETEGRITY, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                    September 30,
                                                                                        2000               December 31,
                                                                                     (unaudited)               1999
                                                                                  -------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents .........................................              $108,068,310            $102,878,564
  Accounts receivable-trade, net of allowance for doubtful
    accounts of $802,223 at September 30, 2000 and $483,973 at
    December 31, 1999 ...............................................                11,994,899               4,730,626
  Prepaid expenses and other current assets .........................                 2,109,910               1,361,568
                                                                                   ------------            ------------
     Total current assets ...........................................               122,173,119             108,970,758
Property and equipment, net .........................................                 4,260,167               1,884,749
Restricted cash .....................................................                   942,480                       -
Other assets ........................................................                   170,984                 114,118
                                                                                   ------------            ------------
     Total assets ...................................................              $127,546,750           $110,969,625
                                                                                   ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable-trade ...............................................              1,485,690               1,090,747
  Accrued compensation and benefits ....................................              4,478,929               1,420,119
  Other accrued expenses ...............................................              2,927,625                 675,913
  Deferred revenue .....................................................              5,953,336               1,349,232
                                                                                  -------------           -------------
     Total current liabilities .........................................             14,845,580               4,536,011
                                                                                  -------------           -------------

Stockholders' Equity:
  Common stock, voting, $.01 par value; 55,000,000 shares
    authorized; 29,882,648 shares issued and 29,857,547 shares outstanding at September 30, 2000; 25,672,443 shares
    issued and 25,634,942 shares outstanding at December 31,
    1999 ...............................................................                298,575                 256,349

  Additional paid-in capital ...........................................            137,555,699             131,200,370
  Accumulated deficit ..................................................            (24,939,447)            (24,809,448)
  Loan to officer ......................................................               (130,000)               (130,000)
                                                                                  -------------           -------------
                                                                                    112,784,827             106,517,271
Less -- Treasury stock, at cost: 37,651 shares .........................                (83,657)                (83,657)
                                                                                  -------------           -------------
     Total stockholders' equity ........................................            112,701,170             106,433,614
                                                                                  -------------           -------------
     Total liabilities and stockholders' equity ........................          $ 127,546,750           $ 110,969,625
                                                                                  =============           =============


   The accompanying notes are an integral part of the consolidated financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the three months ended September 30,
                                                                    2000                   1999
                                                                ------------           ------------

Revenues:
  SiteMinder software ................................          $ 10,586,467           $  2,008,493
  SiteMinder services ................................             3,921,532                600,582
  Other ..............................................               824,704                719,070
                                                                ------------           ------------
  Total revenues .....................................            15,332,703              3,328,145
                                                                ------------           ------------
Cost of SiteMinder software ..........................               695,235                158,409
Cost of SiteMinder services ..........................             2,259,420                307,614
Cost of other ........................................               512,426                372,464
                                                                ------------           ------------
  Total cost of revenues .............................             3,467,081                838,487
                                                                ------------           ------------
Gross profit .........................................            11,865,622              2,489,658
                                                                ------------           ------------
Selling, general and administrative expenses..........             9,956,007              3,218,816
Research and development costs .......................             2,787,914              1,011,707
Non-cash stock compensation expense ..................                    --                821,278
                                                                ------------           ------------

Loss from operations .................................              (878,299)            (2,562,143)
Interest income (expense), net .......................             1,788,997                 51,767
                                                                ------------           ------------
Net profit (loss).....................................          $    910,698           $ (2,510,376)
Accretion of preferred stock .........................                    --               (137,627)
                                                                ------------           ------------
Net income (loss) attributable to common stockholders.               910,698             (2,648,003)
                                                                ============           ============
Basic and diluted earnings per share:
Net profit (loss) attributable to common stockholders.          $       0.03           $      (0.17)
                                                                ============           ============

Weighted average shares outstanding
  Basic ...............................................           29,652,000             15,864,000
  Diluted .............................................           34,008,000             15,864,000

   The accompanying notes are an integral part of the consolidated financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the nine months ended September 30,
                                                                    2000                   1999
                                                                ------------           ------------

Revenues:
  SiteMinder software ................................          $ 22,197,511           $  4,476,094
  SiteMinder services ................................             7,873,774              1,405,609
  Other ..............................................             2,503,151              2,144,970
                                                                ------------           ------------
  Total revenues .....................................            32,574,436              8,026,673
                                                                ------------           ------------
Cost of SiteMinder software ..........................             1,527,828                428,816
Cost of SiteMinder services ..........................             4,581,524                743,373
Cost of other ........................................             1,497,056              1,159,253
                                                                ------------           ------------
  Total cost of revenues .............................             7,606,408              2,331,442
                                                                ------------           ------------
Gross profit .........................................            24,968,028              5,695,231
                                                                ------------           ------------
Selling, general and administrative expenses..........            22,991,252              7,806,460
Research and development costs .......................             6,136,014              2,486,126
Non-cash stock compensation expense ..................               292,148              2,026,367
                                                                ------------           ------------
Loss from operations .................................            (4,451,386)            (6,623,722)
Interest income (expense), net .......................             4,321,387                118,912
                                                                ------------           ------------
Net loss .............................................              (129,999)            (6,504,810)
Accretion of preferred stock .........................                    --               (412,881)
                                                                ------------           ------------
Net loss attributable to common stockholders .........              (129,999)            (6,917,691)
                                                                ============           ============
Basic and diluted earnings per share:
Net loss attributable to common stockholders .........          $      (0.00)          $      (0.45)
                                                                ============           ============

Weighted average shares outstanding
  Basic ..............................................            28,676,000             15,410,000
  Diluted ............................................            28,676,000             15,410,000

   The accompanying notes are an integral part of the consolidated financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the nine months ended
                                                                           September 30,
                                                                     2000               1999
                                                                   --------           --------

OPERATING ACTIVITIES:
Net loss                                                        $  (129,999)          $(6,504,810)
Adjustments to reconcile net loss to net cash used for
   operating activities:
   Depreciation and amortization                                    668,369               245,913
   Provision for doubtful accounts receivable                       716,789               282,842
   Compensation expense related to warrant                          292,148             2,026,367
 Changes in operating assets and liabilities:
   Accounts receivable                                           (7,981,063)           (1,411,605)
   Prepaid expenses and other current assets                       (748,342)              (97,884)
   Other assets                                                     (56,865)              (16,105)
   Accounts payable-trade                                           394,943                13,040
   Accrued compensation and benefits                              3,058,810               294,605
   Other accrued expenses                                         2,251,712               205,386
   Deferred revenue                                               4,604,104              (188,708)
                                                               ------------        --------------
Net cash provided by (used for) operating activities              3,070,606            (5,150,959)

INVESTING ACTIVITIES:
   Capitalized software costs                                            --               175,629
   Capital expenditures for equipment and
     leasehold improvements                                      (3,043,787)             (509,603)
   Restricted cash                                                 (942,480)                   --
                                                               ------------        --------------
Net cash used for investing activities                           (3,986,267)             (333,974)

FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                     6,105,407            15,522,268
                                                               ------------        --------------
Net increase in cash and cash equivalents                         5,189,746            10,037,335

Cash and cash equivalents at beginning of period                102,878,564             1,174,625
                                                               ------------        --------------
Cash and cash equivalents at end of period                     $108,068,310        $   11,211,960
                                                               ============        ==============


The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - The unaudited financial information furnished herein reflects all adjustments which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the Company's financial position, cash flows and results of operations for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 1999, included in Form 10-K/A filed on July 25, 2000.

NOTE 2 - Certain 1999 information has been reclassified to conform with the 2000 financial statement presentation.

NOTE 3 - The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the remainder of the year ending December 31, 2000.

NOTE 4 - Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted EPS is based upon the weighted average number of common and common equivalent shares outstanding during the period. Up through the first six months of fiscal year 2000 diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options and warrants and convertible preferred stock are anti-dilutive for all periods presented.

The following table sets forth basic and diluted income (loss) per share computational data for the periods presented:


                                             For the three months ended             For the nine months ended
                                                    September 30,                          September 30,
                                          -------------------------------        --------------------------------
                                              2000               1999                2000                1999
                                          ------------       ------------        ------------        ------------
Net income (loss) attributable
to common stockholders                    $    910,698       $ (2,648,003)       $   (129,999)       $ (6,917,691)
                                          ------------       ------------        ------------        ------------

Weighted average shares outstanding
used in computing basic net income
(loss) per share                            29,652,000         15,864,000          28,676,000          15,410,000

Weighted average common equivalent
shares outstanding:
     employee stock options and warrants     4,356,000                 --                  --                  --
                                          ------------       ------------        ------------        ------------
Total weighted average common and
     common equivalent shares
     outstanding used in computing
     diluted net income (loss) per
     share                                  34,008,000         15,864,000          28,676,000          15,410,000
                                          ------------       ------------        ------------        ------------
Basic net income (loss) per share         $       0.03       $      (0.17)       $      (0.00)       $      (0.45)
                                          ============       ============        ============        ============
Diluted net income (loss) per share       $       0.03       $      (0.17)       $      (0.00)       $      (0.45)
                                          ============       ============        ============        ============



NOTE 5 - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. For the nine months ended September 30, 2000 and 1999, comprehensive income (loss) was not materially different from net income (loss).


NOTE 6 - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement initially was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 -- An amendment of FASB Statement No. 133." SFAS 137 defers the implementation of SFAS 133 by one year to June 15, 2000 and will be effective for fiscal quarters beginning after January 1, 2001 for the Company, and its adoption is not expected to have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the staff on applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 becomes effective for the Company's quarter ended December 31, 2000. The Company does not expect the application of SAB No. 101 to have a material impact on the Company's financial position or results of operation.




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

                                   For the three months ended September 30,
                                   ------------------------------------------
                                          2000                    1999
                                   -------------------     ------------------
                                                Gross                  Gross
                                   Revenue      Margin     Revenue     Margin
                                   -------      ------     -------     ------

Operating Segments:
  SiteMinder software ........  $10,586,467  $ 9,891,232  $2,008,493  $1,850,084
                                -----------  -----------  ----------  ----------
SiteMinder services:
  Maintenance.................    1,401,490    1,401,490     185,101     185,101
  Training and consulting.....    2,520,042      260,622     415,481     107,867
                                -----------  -----------  ----------  ----------
                                  3,921,532    1,662,112     600,582     292,968
                                -----------  -----------  ----------  ----------
Other
  Software and related
    products..................      424,340       92,070     366,471     139,572
  Services....................      400,364      220,208     352,599     207,034
                                -----------  -----------  ----------  ----------
                                    824,704      312,278     719,070     346,606
                                -----------  -----------  ----------  ----------
  Totals......................  $15,332,703  $11,865,622  $3,328,145  $2,489,658
                                ===========  ===========  ==========  ==========



                                   For the nine months ended September 30,
                               ------------------------------------------------
                                          2000                    1999
                               ------------------------   ---------------------
                                               Gross                   Gross
                                 Revenue       Margin      Revenue     Margin
                               -----------   ----------   ---------   ---------
Operating Segments:
  SiteMinder software......... $22,197,511  $20,669,683  $4,476,094  $4,047,278
                               -----------  -----------  ----------  ----------
SiteMinder services:
  Maintenance.................   2,362,690    2,362,690     408,378     408,378
  Training and consulting.....   5,511,084      929,560     997,231     253,858
                               -----------  -----------  ----------  ----------
                                 7,873,774    3,292,250   1,405,609     662,236
                               -----------  -----------  ----------  ----------
Other
  Software and related
    products..................   1,287,339      337,083   1,128,168     415,685
  Services....................   1,215,812      669,012   1,016,802     570,032
                               -----------  -----------  ----------  ----------
                                 2,503,151    1,006,095   2,144,970     985,717
                               -----------  -----------  ----------  ----------
  Totals...................... $32,574,436  $24,968,028  $8,026,673  $5,695,231
                               ===========  ===========  ==========  ==========


     Certain expenses related to maintenance are included in operating expenses based upon the Company's management reporting practice and it has not been practical to allocate these expenses to cost of maintenance.

NOTE 8 - In July 2000, the Board of Directors approved a three for two stock split of the Company's common stock in the form of a dividend which is effective September 1, 2000 for all holders of record as of August 18, 2000. All common share data presented in this 10-Q have been adjusted for the stock split.

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

This report and the documents incorporated in it by reference contain data related to the e-commerce market. This market data have been included in studies published by the market research firms of Forrester Research and International Data Corporation. These data include projections that are based on a number of assumptions, including increasing worldwide business use of the Internet, the growth in the number of web access devices per user, the absence of any failure of the Internet, and the continued improvement of security on the Internet. If any of these assumptions is incorrect, actual results may differ from the projections based on those assumptions.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

Until this most recent quarter, we have incurred substantial losses in every fiscal period. We cannot predict if we will remain profitable for any substantial period of time. Failure to maintain levels of profitability as expected by investors may adversely affect the market price of our common stock. In the nine months ended September 30, 2000, we had a net loss of $129,999. As a result of historical operating losses, we had an accumulated deficit of $24.9 million as of September 30, 2000. We have generated relatively small amounts of SiteMinder revenues until recent fiscal quarters, while increasing expenditures in all areas, particularly in research and development and sales and marketing, in order to execute our business plan. Although we have experienced revenue growth in connection with SiteMinder in recent periods, the growth has been off of a small base, and it is unlikely that the recent growth rates are sustainable.

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

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MARKET SITEMINDER AND RELATED SERVICES SUCCESSFULLY.

The sale of SiteMinder licenses and related services provides a substantial majority of our total revenues. These sales accounted for 92% of our total revenues for the nine months ended September 30, 2000. We expect that our future financial performance will depend on SiteMinder sales. Prior to the release of SiteMinder 3.0 in June 1998, there had been very few commercial installations of SiteMinder. Since June 1998, all commercial deployments of SiteMinder have supported business-to-business web applications. Broad market acceptance of SiteMinder will depend on the development of the market for secure portal management, including usage of

SiteMinder for business-to-consumer applications, and customer demand for the specific functionality of SiteMinder. We cannot be sure that either will occur. Like most technology products at an early stage of development, SiteMinder may require extensive reengineering or upgrading if it fails to meet the performance needs or expectations of our customers when shipped or contains significant software defects or bugs. If we fail in marketing SiteMinder products and services, for whatever reason, our business would be harmed.

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

The market for secure user management products and services is relatively immature and highly competitive. We expect the level of competition to increase as a result of the anticipated growth of e-commerce. Until recently, our primary source of competition was from secure user management software developed in-house. Many of our potential customers have the resources to establish in-house software development capabilities, and some of them, from time to time, may choose to develop their own secure user management technology that is competitive with ours. In addition, we have faced competition from web development professional services organizations. Today our primary competitors include IBM and Entrust. In addition, a number of other security and software companies have indicated that they offer products which may compete with ours. We expect that additional competitors will emerge in the future. Current and potential competitors have established, or may in the future establish, cooperative relationships with third parties to increase the availability of their products to the marketplace. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Potential competitors may have significantly greater financial, marketing, technical and other competitive resources than we have. If, in the future, a competitor chooses to bundle a competing secure user management product with other e-commerce applications, the demand for our products might be substantially reduced. Many of these factors are out of our control, and there can be no assurance that we can maintain or enhance our competitive position against current and future competitors.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP OUR DIRECT SALES AND INDIRECT DISTRIBUTION CHANNELS.

To increase our revenues, we must develop our direct sales channel and increase the number of our indirect channel partners. A failure to do so could have a material adverse effect on our business, operating results and financial condition. There is intense competition for sales personnel in our business, and we cannot be sure that we will be successful in attracting, integrating, motivating and retaining sales personnel. In addition, we must increase the number of strategic partnerships and other third-party relationships with system integrators, vendors of Internet-related systems and application software, resellers. Our existing or future channel partners may choose to devote greater resources to marketing and supporting the products of other companies. In addition, we will need to resolve potential conflicts among our sales force and channel partners.

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

OUR FAILURE TO MANAGE OUR RAPID GROWTH EFFECTIVELY COULD HURT OUR BUSINESS.

Our failure to manage our rapid growth effectively could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. We have been experiencing a period of rapid growth that has been placing a significant strain on all of our resources. From December 31, 1999 to September 30, 2000, the number of our employees increased from 138 to 251. To manage future growth effectively we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

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

RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto:

                                                                 Period to Period %
                                                                 Increase (Decrease)
                                        % of Total Revenues      Three Months Ended
For the three months                                                September 30,
Ended September 30,                      2000           1999        2000 vs. 1999
                                       --------       --------   ------------------
Revenues:
SiteMinder software                       69%            60%             427%
SiteMinder services                       26             18              553
Other                                      5             22               15
                                        ----           ----            -----
Total revenues                           100            100              361
                                        ----           ----            -----
Cost of SiteMinder software                5              5              339
Cost of SiteMinder services               15              9              634
Cost of other                              3             11               38
                                        ----           ----            -----
Total cost of revenues                    23             25              313
                                        ----           ----            -----
Gross profit                              77             75              377

Selling, general and administrative
expenses                                  65             97              209
Research and development costs            18             30              176
Non-cash stock compensation expense        -             25             (100)
                                        ----           ----            -----
Loss from operations                      (6)           (77)             489

Interest income (expense), net            12              2              N/A
                                        ----           ----            -----
Net income (loss)                          6%          (75)%             134%
                                        ====           ====            =====

Revenues. Total revenues increased by $12.0 million, or 361%, to $15.3 million in the three months ended September 30, 2000, from $3.3 million in the three months ended September 30, 1999.

SiteMinder software revenues increased by $8.6 million, or 427%, to $10.6 million in the three months ended September 30, 2000, from $2.0 million in the three months ended September 30, 1999. This increase is due to the continued increase in market awareness and the acceptance of the SiteMinder product and expansion of our sales organization.

SiteMinder services revenues increased by $3.3 million, or 553%, to $3.9 million in the three months ended September 30, 2000, from $601,000 in the three months ended September 30, 1999. This increase reflects the continued growth in the installed base of SiteMinder software licenses and the increasing demand to provide installation and integration services for customers.

Other revenues increased by $106,000, or 15%, to $825,000 in the three months ended September 30, 2000, from $719,000 in the three months ended September 30, 1999.

Cost of revenues. Total cost of revenue increased by $2.6 million or 313%, to $3.5 million in three months ended September 30, 2000, from $838,000 in the three months ended September 30, 1999.

Cost of SiteMinder software increased by $537,000, or 339%, to $695,000 in the three months ended September 30, 2000 from $158,000 in the three months ended September 30, 1999. The increase is primarily the result of increased volumes associated with SiteMinder Software revenue.

Cost of SiteMinder services increased by $2.0 million or 634%, to $2.3 million in the three months ended September 30, 2000 from $308,000 in the three months ended September 30, 1999. The increase is primarily due to growth in personnel related expenses for our consulting and education organizations as a result of increased SiteMinder service revenues.

Cost of other increased by $140,000 or 38%, to $512,000 in the three months ended September 30, 2000 from $372,000 in the three months ended September 30, 1999. A higher mix of lower margin accessory business within the other operating segment in the three months ended September 30, 2000, resulted in costs increasing at a higher rate than revenues to the same quarter for the previous year.

Gross profit. Gross profit increased by $9.4 million, or 377%, to $11.9 million in the three months ended September 30, 2000, from $2.5 million in the three months ended September 30, 1999. The increase in SiteMinder software revenues resulted in higher gross profit due to increased sales volume.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $6.8 million, or 209%, to $10.0 million in the three months ended September 30, 2000, from $3.2 million in the three months ended September 30, 1999. This increase is primarily a result of our continuing to build our sales and marketing infrastructure to support planned growth in sales of our SiteMinder product and services. We expect to increase the amount spent on SG&A in the foreseeable future as we continue to expand our market presence both domestically and internationally, and continue to invest in supporting infrastructure.

Research and development costs. Research and development costs increased by $1.8 million, or 176%, to $2.8 million in the three months ended September 30, 2000, from $1.0 million in the three months ended September 30, 1999. The increase was primarily due to our continued development of SiteMinder and our increase in research and development personnel. We expect to increase the amount spent on research and development in the foreseeable future as we continue to develop and enhance our product line to address the evolving needs of customers deploying large-scale and transaction-based e-commerce applications.

Non-cash stock compensation expense. The non-cash stock compensation expense decreased by $821,000 to $0 in the three months ended September 30, 2000 from $821,000 in the three months ended September 30, 1999. This expense represents the compensation charge for a common stock warrant for 100,000 shares issued to a director in connection with the January 1998 preferred stock financing. The warrant was accounted for as a variable award, and as a result, the expense primarily related to the increase in the fair value of the Company's common stock during the respective periods. The expense was recognized over the vesting period until the warrant was exercised. As of June 30, 2000 these warrants were fully exercised.

Interest income (expense), net. Net interest income increased by $1.7 million, to $1.8 million in the three months ended September 30, 2000, from $52,000 in the three months ended September 30, 1999. This increase is mainly attributable to a higher average cash balance in the three months ended September 30, 2000.

Provision for income taxes. For the three months ended September 30, 2000 and 1999 we had no provision for income taxes due to the net losses incurred year-to-date.

RESULTS OF OPERATIONS


The following information should be read in conjunction with the consolidated financial statements and notes thereto:


                                                                                   Period to Period %
                                                         % of Total Revenue        Increase (Decrease)
For the nine months                                       2000        1999         Nine Months Ended
Ended September 30,                                                                September 30, 2000 vs. 1999
Revenues
SiteMinder software                                         68%         56%                396%
SiteMinder services                                         24          17                 460
Other                                                        8          27                  17
                                                           ---         ---               -----
Total revenues                                             100         100                 306
                                                           ---         ---               -----

Cost of SiteMinder software                                  5           5                 256
Cost of SiteMinder services                                 14          10                 516
Cost of Other                                                4          14                  29
                                                           ---         ---               -----

Total cost of revenues                                      23          29                 226
                                                           ---         ---               -----

Gross profit                                                77          71                 338

Selling, general and adminstrative
expenses                                                    71          97                 195
Research and development costs                              19          31                 147
Non-cash stock compensation expense                          1          25                 (86)
                                                           ---         ---               -----

Loss from operations                                       (14)        (82)                (33)
                                                           ---         ---               -----

Interest income (expense), net                              13           1                 N/A
                                                           ---         ---               -----
Net loss                                                    (1)%       (81)%               (98)%
                                                           ===         ===               =====

Revenues. Total revenues increased by $24.5 million, or 306%, to $32.6 million in the nine months ended September 30, 2000, from $8.0 million in the nine months ended September 30, 1999.

SiteMinder software revenues increased by $17.7 million, or 396%, to $22.2 million in the nine months ended September 30, 2000, from $4.5 million in the nine months ended September 30, 1999. This increase is due to the continued increase in market awareness and the acceptance of the SiteMinder product and expansion of our sales organization.

SiteMinder services revenues increased by $6.5 million, or 460%, to $7.9 million in the nine months ended September 30, 2000, from $1.4 million in the nine months ended September 30, 1999. This increase reflects the continued growth in the installed base of SiteMinder software licenses and the increasing demand to provide installation and integration services for customers.

Other revenues increased by $358,000, or 17%, to $2.5 million in the nine months ended September 30, 2000, from $2.1 million in the nine months ended September 30, 1999.

Cost of revenues. Total cost of revenue increased by $5.3 million or 226%, to $7.6 million in nine months ended September 30, 2000, from $2.3 million in the nine months ended September 30, 1999.

Cost of SiteMinder software increased by $1.1 million or 256%, to $1.5 million in the nine months ended September 30, 2000 from $429,000 in the nine months ended September 30, 1999. The increase is primarily the result of increased volumes associated with SiteMinder software revenue.

Cost of SiteMinder services increased by $3.8 million or 516%, to $4.6 million in the nine months ended September 30, 2000 from $743,000 in the nine months ended September 30, 1999. The increase is due to increases in salaries and related expenses for our consulting and education organizations as a result of increased SiteMinder service revenues.

Cost of other increased by $338,000 or 29%, to $1.5 million in the nine months ended September 30, 2000 from $1.2 million in the nine months ended September 30, 1999.

Gross profit. Gross profit increased by $19.3 million, or 338%, to $25.0 million in the nine months ended September 30, 2000, from $5.7 million in the nine months ended September 30, 1999. The increase in SiteMinder software revenues resulted in higher gross profit due to increased sales volume.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $15.2 million, or 195%, to $23.0 million in the nine months ended September 30, 2000, from $7.8 million in the nine months ended September 30, 1999. This increase is primarily a result of our continuing to build our sales and marketing infrastructure to support planned growth in sales of our SiteMinder product and services. We expect to increase the amount spent on SG&A in the foreseeable future as we continue to expand our market presence both domestically and internationally, and continue to invest in supporting infrastructure.

Research and development costs. Research and development costs increased by $3.6 million, or 147%, to $6.1 million in the nine months ended September 30, 2000, from $2.5 million in the nine months ended September 30, 1999. The increase was primarily due to our continued development of SiteMinder and our increase in research and development personnel. We expect to increase the amount spent on research and development in the foreseeable future as we continue to develop and enhance our product line to address the evolving needs of customers deploying large-scale and transaction-based e-commerce applications.

Non-cash stock compensation expense. The non-cash stock compensation expense decreased by $1.7 million to $292,000 in the nine months ended September 30, 2000 from $2.0 million in the nine months ended September 30, 1999. This expense represents the compensation charge for a common stock warrant for 100,000 shares issued to a director in connection with the January 1998 preferred stock financing. The warrant was being accounted for as a variable award, and as a result, the expense primarily related to the increase in the fair value of the Company's common stock during the respective periods. The expense was recognized over the vesting period until the warrant was exercised. As of June 30, 2000, these warrants were fully exercised.

Interest income (expense), net. Net interest income increased by $4.2 million, to $4.3 million in the nine months ended September 30, 2000, from $119,000 in the nine months ended September 30, 1999. This increase is mainly attributable to a higher average cash balance in the nine months ended September 30, 2000.

Provision for income taxes. For the nine months ended September 30, 2000 and 1999 we had no provision for income taxes due to the net losses incurred year-to-date.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands, except ratios)

                                                      September 30,         December 31,
Financial Condition as of                                 2000                 1999
                                                       ---------           ------------

Cash and cash equivalents                              $108,068              $102,879
Working capital                                         107,328               104,435
Current ratio                                              8.23                 24.02

LIQUIDITY AND CAPITAL RESOURCES


In recent years, we have funded our operations primarily from sales of securities.

Cash provided by operating activities in the nine months ended September 30, 2000 was $2.1 million, primarily due to increases in deferred revenue, accrued compensation and benefits, and accrued expenses and partially offset by an increase in accounts receivable.

Cash used for investing activities was $3.0 million in the nine months ended September 30, 2000. Investing activities for the period consisted primarily of the purchases of equipment, consisting largely of computer servers, workstations and networking equipment.

Cash provided by financing activities in the nine months ended September 30, 2000 was $6.1 million which primarily related to the exercise of warrants and stock options.

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

Not Applicable

ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS

          27.  Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NETEGRITY, INC.

Date: November 14, 2000                   By: /s/ Barry N. Bycoff
                                          -----------------------

                                                  Barry N. Bycoff President,
                                                  Chief Executive Officer,
                                                  Director and Chairman of the
                                                  Board

Date: November 14, 2000                   By: /s/ James E. Hayden
                                          -----------------------

                                                  James E. Hayden Vice
                                                  President, Finance and
                                                  Administration, and Chief
                                                  Financial Officer