Form 10-K
period 2000-12-31
NETEGRITY INC
filed 2001-02-28
CIK 840824

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                         COMMISSION FILE NUMBER 1-10139
                                       OR

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

                                     52 SECOND AVENUE
                                WALTHAM, MASSACHUSETTS 02451
                (Address of principal executive offices, including Zip Code)

                                 (781) 890-1700
              (Registrant's telephone number, including area code)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $1,737,777,751 based on the closing price of the registrant's Common Stock on February 2, 2001 as reported by the Nasdaq Over-the-Counter Interdealer Automated Quotation System ($57.047 per share). As of February 2, 2001, there were 30,462,211 shares of Common Stock outstanding.
================================================================================

Document incorporated by reference:
     Part III incorporates information by reference from the definitive proxy statement for the registrant's annual meeting to be held on May 17, 2001.

                          ANNUAL REPORT ON FORM 10-K
                         YEAR ENDED DECEMBER 31, 2000

                              TABLE OF CONTENTS


Part I

Item 1.  Business...................................................  1
Item 2.  Properties................................................. 18
Item 3.  Legal Proceedings.......................................... 18
Item 4.  Submission of Matters to a Vote of Security Holders........ 18

Part II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters...................................... 18
Item 6.  Selected Financial Data.................................... 19
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................... 21
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.. 24
Item 8.  Financial Statements and Supplementary Data................ 28
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................. 44

Part III

Item 10. Directors and Executive Officers of the Registrant......... 44
Item 11. Executive Compensation..................................... 44
Item 12. Security Ownership of Certain Beneficial Owners
           and Management........................................... 44
Item 13. Certain Relationships and Related Transactions............. 44

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K.............................................. 45

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     We are a leading provider of solutions for securely managing e-business. Our solutions are used to securely manage and personalize business-to-business, business-to-consumer, and Intranet portals. Our SiteMinder platform is part of the software infrastructure that is used to build and manage e-business web sites. SiteMinder manages the complex process of identifying users and assigning those users entitlements to multiple e-business applications on a company's portal. These assigned entitlements determine what information a user can see and what transactions a user can perform on the web site. SiteMinder enables our customers to centrally control access to e-business portals requiring secure log-in, while distributing the administrative responsibilities to the most appropriate parties. SiteMinder is designed to be scalable and reliable, to integrate with our customers' existing systems and to accommodate emerging Internet technology. We offer a wide range of consulting and support services that enable our customers to successfully implement SiteMinder into their organizations. As of December 31, 2000 we had 313 customers many of whom are the leaders in their respective industries. We sell our products through a direct sales force and through our distribution partners. To date, most of our customers' deployments of SiteMinder have supported business-to-business e-commerce applications. However, we are now expanding our markets with new product initiatives and customers in the service provider and e-marketplace sectors.

INDUSTRY BACKGROUND

     The growth in e-business is driving companies to develop a new set of web-based applications accessed by a large and diverse range of corporate users, including customers, business partners and employees. In many cases, these new applications are becoming the principal business processes of an organization. These include online retail, customer service, supply chain procurement, and delivery of operational and transactional data. This new generation of applications has created a demand for new Internet security and user management solutions to handle the size and scope of these applications.

     Before the advent of e-business and the transition to web-based computing, most large businesses deployed client/server architectures to support enterprise computing. In the client/server model, applications are generally limited to traditional enterprise resource planning functions such as accounting, human resources and material resource planning. Defined groups, limited to selected employees, access these applications through a company's internal computing resources or dedicated remote access solutions. As a result of this limited usage, controlling and securing access to these applications and administering the associated users and their rights of usage, or privileges, can be adequately handled by the organization's information technology, or IT, department. With only a limited number of applications and a small number of defined users, the assignment of entitlements to these users is accomplished by embedding the security and entitlement functions into each application.

     E-commerce, however, is fundamentally changing traditional business processes because companies now need to conduct business online with their customers and business partners. According to Forrester Research, Internet commerce is expected to grow to $3 trillion in 2003. Companies are developing new web-based applications that support key revenue and relationship management aspects of the companies' business processes. Companies are delivering these new services through portals which are becoming the new customer's gateway. International Data Corporation estimates that the global e-commerce application market will grow to over $13 billion in 2003. Companies are also attempting to leverage their existing investments in traditional enterprise applications by integrating them into their web sites. In this new e-commerce business model, applications accessed through the portal are not just supporting business operations, but, in many instances, become the focal point for companies' interactions with their constituencies, including remote and mobile employees, existing and potential customers, suppliers, vendors, distributors and other business partners.

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

THE NETEGRITY SOLUTION

     We are a leading provider of software and services for secure portal management for business applications. Key benefits of our solution include:

       Centralized portal access and entitlement management. SiteMinder provides centralized control of users and entitlements that extends across multiple web-based applications on a company's web site. SiteMinder manages the entitlements of customers, business partners and employees accessing applications on a company's portal. Our solution provides this centralized entitlement management as a shared service that includes all of the e-commerce applications deployed by our customers. This approach provides many benefits. Security changes can be effected swiftly and efficiently across all of a company's e-commerce applications. Moreover, it makes application developers much more productive because they are free to focus on business processes and leave security, privilege management and personalization to SiteMinder.

       Superior user experience through single sign-on and personalized content. With SiteMinder, users sign-on to a web site once and gain access to all relevant information as defined by their user entitlements. SiteMinder provides single sign-on across multiple applications, platforms, and multiple internet domains. Single sign- on provides access to a personalized view of content drawn from multiple applications which run on multiple servers, multiple operating systems, and across multiple Internet domains. This benefits end users by providing them with a high-quality user experience, personalized to meet their individual needs. By providing a superior user experience on its web site, a company is able to protect its brand and build customer loyalty.

       Delegated Management Services (DMS). SiteMinder provides policy-based administration of security policies, so that administrative responsibilities can be easily delegated to individual business units, remote trading partners or other administrators without jeopardizing control. Delegated administrators control only the users and policies for which they have been granted explicit responsibility. SiteMinder assigns administrative responsibility where the knowledge resides, while still maintaining the overall security of a site. DMS delegates user and management entitlement responsibility to organizational administrators both within and outside the portal boundaries. As a result, a company's administrative burdens and associated costs are dramatically reduced.

       Leverages existing investments in technology infrastructure. SiteMinder supports all leading infrastructure components and existing systems currently employed by companies and has been designed to easily accommodate emerging Internet technologies. SiteMinder integrates with leading user directories, web servers, application servers and authentication technologies. SiteMinder also provides support for multiple web servers and operating platforms involving Microsoft and Netscape Web servers, and Windows NT and UNIX platforms, which facilitates cross-platform development, deployment and migration. SiteMinder is the only portal platform that integrates a customer's existing directories, eliminating the need for duplicate user databases.

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

       Extend technology leadership in extranet access management market. We believe that our technology enables us to offer a complete and cost-effective secure portal management solution for web-based applications. By building upon our ability to use a company's existing directories rather than creating another database, a feature called native integration, single sign-on capabilities and our ability to scale to support millions of users, we believe we can extend our leadership in the secure portal management market by adding new features and capabilities. Specifically, we plan to offer additional platform support for our SiteMinder solution and integration with non-web-based, legacy applications. In addition, we intend to continue to incorporate industry-leading technologies such as support for eXtensible Markup Language, or XML into SiteMinder.

       Expand applications of SiteMinder into new markets. While most of our customers' deployments have been in the business-to-business e-commerce market, our customers are beginning to deploy SiteMinder in the service provider e-marketplace sector. We believe that our capabilities will enable us to offer solutions that support portal and targeted community applications in the business-to-consumer market. We will continue to expand and tailor SiteMinder as necessary to meet the requirements of our customers for new e-commerce applications.

       Expand strategic partnerships: We have developed strategic relationships in order to significantly increase market awareness and distribution for SiteMinder. To date we have focused primarily on key technology providers like iPlanet, Commerce One, Yahoo, I2 and Verisign. In addition to building strong partnerships with the technology providers we have worked with historically we are building partnerships with leading service and technology companies that provide critical infrastructure and online services for our expanded market focus on portal management for business to business, and business to consumer, and Service Providers to application hosting markets. We believe that building out our system integrator network will accelerate customer deployments.

       Continue international expansion: In 2000, we expanded our marketing efforts beyond the United States to Europe and Asia. We have begun to expand our sales force and support organizations with the objective of gaining broad international market acceptance of Netegrity's solution. In addition, we are developing products intended to address the specific needs of our international markets. These include developing localized versions of our products and local consulting services.

       Expand service resources: We have learned that a customer's decision to purchase our product is based, in part, on our ability to provide a high level of customer service and implementation support. As the worldwide demand for our product grows, it is critical for us to build these capabilities accordingly. We have a two pronged strategy to meet this demand. First, we continue to grow our internal resources. Second, we are aggressively recruiting the industry's leading systems integrators. We are building cooperative relationships with these companies to ensure they have the product knowledge and access to Netegrity resources to enable them to easily build SiteMinder into their client's applications.

       Strategic acquisitions: We believe that there are significant market opportunities that leverage our market position that can best be met through a strategic acquisition program. Our intention is to leverage Netegrity's valuation as well as our strong balance sheet position.

PRODUCTS AND SERVICES

  SiteMinder Product

     SiteMinder 4.5 was released in Q3 2000. SiteMinder interacts with the four main components of an e-business web site:

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

     - Directory Servers: SiteMinder provides native integration with all industry leading directory servers and utilizes them as repositories for all user and entitlement data.

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

     Q3 saw the release of SiteMinder 4.5, as well as a new product named Delegated Management Services (DMS). Key features of these products include:

     - SITEMINDER 4.5
       SiteMinder V4.5 provides a number of capabilities for a variety of customer environments.

       Specifically V4.5 provides new Application Server Agents for Java-based applications, establishing SiteMinder as the leading solution in the area of Java application server user access management.

       SiteMinder V4.5 also adds expanded platform support and directory support, support for Password Services for ODBC databases, and a number of other enhancements.

     - DELEGATED MANAGEMENT SERVICES

       As sites continue to grow, DELEGATED MANAGEMENT SERVICES (DMS) by Netegrity provides site administrators with an efficient and highly scalable solution for securely managing user profiles. With DMS, key administrators can centrally define and manage security policies, while delegating the user management to other individuals or partners most capable of managing the users.

       With Netegrity DMS administrators can establish a super administrator who can delegate administration privileges to distributed organizations and organization administrators. Super administrators can enable, disable, modify and move users anywhere within the e-business environment and can also create organizations and organization administrators for internal departments or external partners and business affiliates. Organization administrators can be granted full administration permission to enable and disable users, and modify user attributes within the organizations they are responsible for, or they can be given more constrained access such as to only modify user attributes for example. It is left to the discretion of the administrator as to what permissions are granted to the organization administrators. Users in all organizations can be given administration permission to modify all or a select set of their user attributes. The particular set of attributes is left to the administrators managing the organization the user belongs to.

       DMS also provides event-driven workflow for pre-process and post-process administration and registration events.

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

     Netegrity also offers three special pricing programs to meet the needs of specialized web focused companies.

     - Start up.com programs targeting business to consumer focused start up and private companies. Pricing is based on a three year annuity to match venture funding timelines for these companies.

     - The e-market program offers special pricing and licensing to e-market providers and hosting companies to match their unique business models. Pricing is divided into wide user tiers from 25,000 to 1 million users.

     - The service provider program offers subscription based pricing and licensing based on service provider subscriber numbers. Payment terms are monthly or quarterly to better match the service provider business model.

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

  SiteMinder Products in Development (as of February 1, 2001)

     In Q4-2000, we announced that we created the framework for the first standard security language that will enable the next generation of e-business to be securely transacted -- called S2ML, or Security Services Mock-up Language. We are collaborating with other technology industry leaders to define the XML-based standard. Today, over 200 technology companies are supporting the S2ML standards proposal, and the specification is being driven by the largest working group within the Oasis Standards Committee. S2ML is the standard on which Netegrity's next generation B2B secure transaction products are being built.

     Additional versions of SiteMinder, DMS and B2B transaction products are currently under development for scheduled release in the next twelve months.


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

SALES, MARKETING AND DISTRIBUTION

     We directly market our SiteMinder software and services domestically through a field sales organization supported by inside sales representatives. We also indirectly market through strategic partnerships and other third-party relationships with vendors of Internet-related systems and application software as well as through resellers and systems integrators. As of December 31, 2000, our sales and marketing organization consisted of 139 individuals.

     Direct Sales Force. As of December 31, 2000, our direct sales force consisted of 77 individuals, 36 of whom were field sales representatives covering six domestic regions and six international regions. Our sales organization identifies prospects that have e-commerce plans and requirements, and deploys a solution-selling approach once customers are qualified. Our inside sales representatives qualify, develop and pursue leads generated through a variety of sources. Our field sales group conducts on-site meetings with accounts that have substantial product and service requirements. We target SiteMinder software and services to large, corporate customers and smaller firms that need to protect access to mission-critical information while providing the users of their applications with a personalized, seamless experience. We generally sell to e-commerce business managers, product managers, web application development managers, Internet architects, security administrators, network/systems administrators and other people responsible for analyzing and selecting e-commerce solutions. We plan to continue to focus on building our direct sales force, especially our field sales representatives, both internationally and domestically.

     Indirect Distribution. We have signed partnership agreements with several leading technology providers and systems integrators. We classify our partner companies as follows:

     - Alliance Partners. Through our Alliance Partners, we license restricted use of our versions of our SiteMinder product to sell with their platforms or applications.

     - Hosted Services Partners. We have licensed our products to be offered as a service to several major providers of hosted transaction services or other value added hosting services.

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

     Product Marketing Programs. We engage in a broad range of product marketing activities, including sponsoring seminars for prospective customers, exhibiting at targeted conferences for both the technology and financial communities, as well as providing paper and e-mail based direct mailings. We also maintain an active public relations program. This program issues press releases highlighting major customer additions, strategic partnerships and new product releases, manages relations with industry analysts and promotes coverage of the firm in the trade and business press. We devote significant resources to our web site to provide product and company information as well as customer profiles. We continue to enhance our web site with features, including presentations and seminar content online and more customer application stories. In addition, we plan to launch a series of banner campaigns on leading Internet portal sites.

     Our product marketing programs are aimed at informing customers of the capabilities and benefits of the SiteMinder solution and increasing demand across all industry segments. We plan to continue to devote significant resources to marketing our product and brand.

CUSTOMERS

     As of December 31, 2000, we licensed SiteMinder software to 313 end-user customers. Our customer base spans multiple industry segments, including financial services, manufacturing, health care, high tech, government, banking and service providers.

     No single customer, including direct end users or resellers, accounted for more than 10% of our total revenues during the years ended December 31, 2000, 1999 and 1998.

     As of December 31, 2000, we sold Check Point Software Technologies' Firewall-1 to over 100 customers and continue to provide support to most of them.

PURCHASING

     The Company purchases 100% of its FireWall-1 product directly through Check Point Software Technologies, Ltd. The Company also purchases firewall-related accessory products through various third-party vendors. The Company has not experienced any material difficulties or delays in acquiring any of the products that it distributes.

DISTRIBUTION AND BACKLOG

     The Company generally ships product within one to three days of the receipt of an order from a customer. Consequently, backlog is currently not a material factor.

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

     Initially, our primary source of competition was from custom-built secure portal management software developed in-house. Many of our potential customers have the resources to establish in-house software development capabilities, and some of them, from time to time, may choose to develop their own secure portal management technology competitive with ours. Our primary competitors now include IBM, Entrust and Securant as well as many smaller players. In addition, a number of other security and software companies have indicated that they offer products which may compete with ours. Additional competition may develop as the market matures and other companies begin to offer similar products, and as our product offerings expand to other segments of the marketplace. Current and potential competitors have established, or may in the future establish, cooperative selling relationships with third parties to increase the distribution of their products to the marketplace. Accordingly, it is possible that new competitors may emerge and rapidly acquire significant market share.

     We face a number of competitors in this market area. Many of our competitors have shorter operating histories, and less financial and technical resources than we have. In addition, these smaller competitors have smaller customer bases than we currently do. Some of our newer competitors, however, are larger companies who have large financial reserves, well-established development and support teams, and large customer bases. These larger competitors may initiate pricing policies which would make it more difficult for us to maintain our competitive position against these companies.

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

     Our FireWall-1 reseller business experiences competition from companies that offer products competing with Check Point Software Technologies' FireWall-1 product, including Symantec Technologies, Cisco Systems and Trusted Information Systems. We also compete with other resellers of FireWall-1.

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

     E-commerce applications have significant requirements for scalability, reliability, sophisticated security and ease of administration. These increased demands drive the need for a centralized access control model for administrators and a single point of access for end-users. With the growing implementation of standards-based user directories, such as LDAP, and the proliferation of flexible and easy-to-use security products, businesses are able to take advantage of best-of-breed solutions as they deploy e-commerce applications across heterogeneous networks. We have made, and expect to continue to make, a substantial investment in research and development. In the years ended December 31, 1998, 1999 and 2000, we spent approximately $2.0, $3.7 and $9.1 million, or 42%, 29%, and 17% of total revenues on research and development of our SiteMinder product. We will continue our product development efforts for our current product, as well as developing next generation versions of our product line. As of December 31, 2000, we had 72 employees engaged in research and development activities.

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

EMPLOYEES

     As of December 31, 2000, we had a total of 292 full-time employees, of which 72 were involved in research and development, 158 in sales, marketing and customer support, 34 in consulting and 28 in administration and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that our relationships with employees are good. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense.

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

                                  RISK FACTORS

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In that context, the discussion in this Item contains forward-looking statements which involve certain degrees of risk and uncertainty, including statements relating to liquidity and capital resources. Except for the historical information contained herein, the matters discussed in this section are such forward-looking statements that involve risks and uncertainties, including:

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

     Until recently, we have incurred substantial losses. We cannot predict if we will remain profitable for any substantial period of time. Failure to maintain levels of profitability as expected by investors may adversely affect the market price of our common stock. In the year ended December 31, 2000, we had net income of $2.7 million. As a result of historical operating losses, at December 31, 2000, we had an accumulated deficit of $22.1 million. We have continued to invest in all areas, particularly in research and development and sales and marketing, in order to execute our business plan. Although we have experienced revenue growth in connection with SiteMinder in recent periods, the growth has been off of a small base, and it is unlikely that the recent growth rates are sustainable.

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

     Our quarterly revenues may fluctuate for several reasons, including the following:

     - customers choosing to push out their purchase commitment or purchase in smaller than expected quantities due to a general slow down in the economy;

     - market acceptance of our SiteMinder products;

     - our success in obtaining follow-on sales to existing customers;

     - the long sales and deployment cycle of SiteMinder;

     - our ability to hire and retain personnel, particularly in development, services and sales and marketing;

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

     Most of our expenses, such as employee compensation and rent, are relatively fixed. Moreover, our expense levels are based, in part, on our expectations regarding future revenue increases. As a result, any shortfall in revenues in relation to our expectations could cause significant changes in our operating results from quarter to quarter and could result in future losses.

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MARKET SITEMINDER AND RELATED SERVICES SUCCESSFULLY.

     The sale of SiteMinder licenses and related services provides a substantial majority of our total revenues. These sales accounted for 93% of our total revenues for the year ended December 31, 2000. We expect that our future financial performance will depend on SiteMinder sales. Prior to the release of SiteMinder 3.0 in June 1998, there had been very few commercial installations of SiteMinder. Since June 1998, commercial deployments of SiteMinder have grown to include not only business-to-business, e-business applications, but large intranet and multi-million user business-to-consumer deployments, as well. Broad market acceptance of SiteMinder will depend on the development of the market for secure portal management, including usage of

SiteMinder for business-to-consumer applications, and customer demand for the specific functionality of SiteMinder. We cannot be sure that either will occur. Like most technology products at an early stage of development, SiteMinder may require extensive reengineering or upgrading if it fails to meet the performance needs or expectations of our customers when shipped or contains significant software defects or bugs. If we fail in marketing SiteMinder products and services, for whatever reason, our business would be harmed.

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

WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The market for secure user management products and services is relatively immature and highly competitive. We expect the level of competition to increase as a result of the anticipated growth of e-commerce. Until recently, our primary source of competition was from secure user management software developed in-house. In addition, we have faced competition from web development professional services organizations. Today our primary competitors include IBM, Securant, Entrust, and many early-stage companies. In addition, a number of other security and software companies have indicated that they offer products which may compete with ours. We expect that additional competitors will emerge in the future. Current and potential competitors have established, or may in the future establish, cooperative relationships with third parties to increase the availability of their products to the marketplace. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Potential competitors may have significantly greater financial, marketing, technical and other competitive resources than we have. If, in the future, a competitor chooses to bundle a competing secure user management product with other e-commerce applications, the demand for our products might be substantially reduced. Many of these factors are out of our control, and there can be no assurance that we can maintain or enhance our competitive position against current and future competitors.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP OUR DIRECT SALES AND INDIRECT DISTRIBUTION CHANNELS.

     To increase our revenues, we must develop our direct sales channel and increase the number of our indirect channel partners. A failure to do so could have a material adverse effect on our business, operating results and financial condition. There is intense competition for sales personnel in our business, and we cannot be sure that we will be successful in attracting, integrating, motivating and retaining sales personnel. In addition, we must increase the number of strategic partnerships and other third-party relationships with system integrators, vendors of Internet-related systems and application software and resellers. Our existing, or future, channel partners may choose to devote greater resources to marketing and supporting the products of other companies. In addition, we will need to resolve potential conflicts among our sales force and channel partners. If we fail to develop these relationships, our revenue could suffer.

OUR FAILURE TO EXPAND OUR PROFESSIONAL SERVICES RESOURCES COULD LIMIT THE SUCCESS OF SITEMINDER.

     Our professional services organization and our system integrators provide critical support to our customers' installation and deployment of SiteMinder. If we fail to expand our professional services resources and or adequately develop our system integrator relationships, our ability to increase sales of SiteMinder may be limited. In addition, if we cannot adequately support SiteMinder installations, our customers' use of our products may fail, which could harm our reputation and hurt our business.

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

OUR FAILURE TO MANAGE OUR RAPID GROWTH EFFECTIVELY COULD HURT OUR BUSINESS.

     Our failure to manage our rapid growth effectively could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. We have been experiencing a period of rapid growth that has been placing a significant strain on all of our resources. From December 31, 1999 to December 31, 2000, the number of our employees increased from 138 to 292. To manage future growth effectively we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

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

AS WE CONTINUE TO EXPAND OUR INTERNATIONAL OPERATIONS, WE WILL FACE CONTINUED RISKS TO OUR SUCCESS.

We intend to continue to expand our international operations in the future. This expansion will require additional resources and management attention, and will subject us to increased regulatory, economic and political risks. We have very little experience in international markets. As a result, we cannot be sure that our continued expansion into global markets will be successful. In addition, we will face increased risks in doing business internationally. These risks could reduce demand for our products and services, increase the prices at which we can sell our products and services, or otherwise have an adverse effect on our operating results. Among the risks we believe are most likely to affect us are:

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

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF OUR PRODUCTS CONTAIN ERRORS.

     Software products as complex as ours may contain undetected errors or "bugs" that result in product failures. The occurrence of errors could result in loss of, or delay in, revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, or damage to our efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition.

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

ITEM 2. PROPERTIES

     The Company's headquarters consist of a leased office suite located at 52 Second Ave in Waltham, Massachusetts. We occupy 50,345 square feet of space under a lease expiring in March 2003.

     In order to support our field sales and consulting staff, we lease office space in Los Angeles and San Jose, California; New York, New York; Chicago, Illinois; Reston, Virginia; Atlanta, Georgia; Paris, France; London, England; Ngee Ann City, Singapore; Toronto, Canada; Frankfurt, Germany; and Sydney, Australia.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.

                                    Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "NETE." It was traded on the Nasdaq SmallCap Market prior to September 28, 1999. The following table sets forth, for the periods indicated, the range of high and low close prices per share of our common stock, as reported on the Nasdaq SmallCap Market for the period prior to September 28, 1999 and on the Nasdaq National Market for the time period from September 28, 1999 through December 31, 2000.

                                                       Price Range of
                                                        Common Stock
                                                    ---------------------
                                                      High          Low
                                                    --------      -------
1999 FISCAL YEAR
  First Quarter ................................    $11.500       $ 2.667
  Second Quarter ...............................    $13.333       $ 6.167
  Third Quarter ................................    $20.000       $10.583
  Fourth Quarter ...............................    $43.333       $14.209

2000 FISCAL YEAR
  First Quarter ................................    $62.000       $30.042
  Second Quarter ...............................    $50.209       $18.000
  Third Quarter ................................    $72.500       $49.209
  Fourth Quarter ...............................    $79.375       $40.000

     In September 2000, the Company effected a three-for-two stock split in the form of a stock dividend. All share and per share data has been adjusted to reflect the split.

As of December 31, 2000, there were 176 holders of record of common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                    NINE MONTHS
                                       ENDED                      YEARS ENDED
                                    DECEMBER 31,                  DECEMBER 31,
                                    ------------   ----------------------------------------------
                                        1996        1997       1998         1999          2000
                                      -------      -------    --------    --------     ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  SiteMinder software.............         --      $   237     $ 1,483    $  7,527    $    37,688
  SiteMinder services.............         --           12         468       2,211         12,693
  Other...........................    $ 3,637        4,484       2,840       3,008          3,655
                                      -------      -------     -------    --------    -----------
  Total revenues..................      3,637        4,733       4,791      12,746         54,036
Cost of SiteMinder software.......         --           47         203         631          2,549
Cost of SiteMinder services.......         --           --         110       1,227          7,415
Cost of other.....................      2,176        2,423       1,451       1,620          2,169
                                      -------      -------     -------    --------    -----------
  Total cost of revenues..........      2,176        2,470       1,764       3,478         12,133
                                      -------      -------     -------    --------    -----------
Gross profit......................      1,461        2,263       3,027       9,268         41,903
Selling, general and
  administrative expenses
  (including non-cash stock
  compensation expense of $235,
  $4,488, and $292 for the years
  ending December 31, 1998, 1999,
  and 2000, respectively..........      2,303        5,509       6,630      16,294         36,094
Research and development costs....        705        1,028       1,991       3,744          9,103
                                      -------      -------     -------    --------    -----------
Income (loss) from operations.....     (1,547)      (4,274)     (5,594)    (10,770)        (3,294)
Interest income ..................        181          203         130         824          6,103
Share of loss from investment in
  Encotone, Inc. .................        (40)        (132)         --          --             --
Write off of investment in
  Encotone LTD....................         --       (1,049)         --          --             --
                                      -------      -------     -------    --------    -----------
Income (loss) from continuing
  operations......................     (1,406)      (5,252)     (5,464)     (9,946)         2,809
Income (loss) from discontinued
  operation.......................       (520)          --          --          --             --
Gain on sale of assets of
  discontinued operations.........      6,000           --          --          --             --
                                      -------      -------     -------    --------    -----------
Income (loss) before provision for
  income taxes....................      4,074       (5,252)     (5,464)     (9,946)         2,809
Provision for income taxes........         74           --          --          --             75
                                      -------      -------     -------    --------    -----------
Net income (loss).................      4,000       (5,252)     (5,464)     (9,946)         2,734
Recognition of beneficial
  conversion feature and
  accretion of preferred stock....         --           --       2,784         413             --
                                      -------      -------     -------    --------    -----------
Net income (loss) attributable to
  common stockholders ............    $ 4,000      $(5,252)    $(8,248)   $(10,359)   $     2,734
                                      =======      =======     =======    ========    ===========
Earnings per share:
  From continuing operations
    Basic.........................    $ (0.10)     $ (0.38)    $ (0.59)   $  (0.59)   $      0.09
    Diluted.......................      (0.10)       (0.38)      (0.59)      (0.59)          0.08
  From discontinued operations....      (0.04)          --          --          --             --
  Gain on Sale of Assets..........       0.44           --          --          --             --
                                      -------      -------     --------   --------    -----------
  Net income (loss) attributable
   to common stockholders
   Basic..........................    $  0.30      $ (0.38)    $  (0.59)  $  (0.59)   $      0.09
   Diluted........................    $  0.30      $ (0.38)    $  (0.59)  $  (0.59)   $      0.08
                                      =======      =======     ========   ========    ===========
Weighted average shares
  outstanding
  Basic...........................     13,416       13,919       14,043     17,472         29,010
  Diluted.........................     13,416       13,919       14,043     17,472         33,407

                                                                         DECEMBER 31,
                                                     ----------------------------------------------------
                                                       1996      1997      1998       1999         2000
                                                     -------    -------   -------   --------     --------
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.........................   $ 6,791    $2,134    $1,175    $102,879     $115,747
Working capital...................................     4,629         9        47     104,435      112,330
Total assets......................................    10,259     4,849     4,225     110,970      138,379
Total stockholders' equity (deficit)..............     6,149     1,016    (3,492)    106,434      117,899

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

     In 1999, the Company delivered two major SiteMinder releases - Release 3.5 which featured UNIX support, and significant improvements in scalability and performance, and; Release 3.6 that contained expanded single sign-on capabilities across multiple domains.

     In 2000, the Company shipped SiteMinder Release 4.0 in the first quarter of 2000 which included a broad range of new technologies to securely manage and personalize business-to-business and business-to-consumer portals. Along with Release 4.0, Netegrity shipped its Affiliate Services product to enable e-business web sites to securely manage inter-site users. SiteMinder 4.5 shipped in the third quarter of 2000, as did our new Delegated Management Services product (DMS). DMS enables organizations to delegate user administration to business partners, remote business units, and employees and customers, satisfying a critical need of enterprises, service providers, and e-marketplaces.

     We derive our revenues from the sale of SiteMinder software and services and from revenues related to the resale of Check Point Software Technologies' FireWall-1 software product. SiteMinder software revenues are derived from the sale of SiteMinder product licenses. SiteMinder service revenues are derived from fees related to the implementation and maintenance of SiteMinder and training on the SiteMinder product. Other revenues are derived from the resale, through a dedicated sales organization, of FireWall-1, complementary products from other vendors and related maintenance, consulting and training services. SiteMinder software revenues accounted for 70% of total revenues in the year ended December 31, 2000 and 59% of total revenues in the year ended December 31, 1999. SiteMinder services revenues accounted for 23% of total revenues in the year ended December 31, 2000 and 17% of total revenues in the year ended December 31, 1999. Other revenues accounted for 7% of total revenues in the year ended December 31, 2000 and 24% of total revenues in the year ended December 31, 1999. We expect SiteMinder software and services revenues to increase as a percentage of total revenues.

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

     Our cost of revenues includes, among other things, royalties due to third parties for technology included in our products, product fulfillment costs, and salaries and related expenses for our consulting, education and technical support services organizations, and the associated cost of training facilities.

     Our operating expenses are classified into two general categories: selling, general and administrative and research and development. Selling, general and administrative expenses consist primarily of salaries and other related costs for selling, administrative and marketing personnel, sales commissions, travel, legal and accounting services, public relations, marketing materials, trade shows and certain facilities-related expenses. Research and development expenses consist primarily of personnel and outside contractor costs to support product development.

     Since 1996, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our research and development, sales, marketing and professional services departments, and to establish an administrative organization. Prior to Q3 2000, we incurred substantial losses and we had an accumulated deficit of $22.1 million as of December 31, 2000. We anticipate that our operating expenses will increase substantially in future quarters as we increase sales and marketing operations, expand distribution channels, increase research and development, broaden professional services, expand facilities and support, and improve operational and financial systems. Accordingly, in order to maintain and enhance our profitability, it will be necessary to achieve continued growth in revenues.

     Although we have experienced significant growth in revenues in recent periods, that growth has been from a relatively small base, and there can be no assurance that those growth rates are sustainable. Therefore, historical growth rates should not be considered indicative of future operating results. There can also be no assurance that we will be able to continue to increase our revenues or sustain profitability.

RESULTS OF OPERATIONS

     The following table presents statement of operations data as percentages of total revenues for the periods indicated:


                                                          YEARS ENDED
                                                          DECEMBER 31,
                                                    ------------------------
                                                    1998      1999      2000
                                                    ----      ----      ----
STATEMENT OF OPERATIONS DATA:
Revenues:
  SiteMinder software.........................        31%       59%       70%
  SiteMinder services.........................        10        17        23
  Other.......................................        59        24         7
                                                    ----      ----      ----
  Total revenues..............................       100       100       100
Cost of SiteMinder software...................         4         4         5
Cost of SiteMinder services...................         2        10        14
Cost of other.................................        31        13         3
                                                    ----      ----      ----
  Total cost of revenues......................        37        27        22
                                                    ----      ----      ----
Gross profit..................................        63        73        78
Selling, general and administrative
  expenses (including non-cash stock
  compensation of 5%, 35% and 1% of revenue
  for the years ended December 31, 1998,
  1999 and 2000, respectively)...............        138       128        67
Research and development costs................        42        29        17
                                                    ----      ----      ----
Loss from operations..........................      (117)      (84)       (6)
Interest income ..............................         3         6        11
                                                    ----      ----      ----
Income (loss) from operations.................      (114)      (78)        5
                                                    ----      ----      ----
Income (loss) before provision for income
  taxes.......................................      (114)      (78)        5
Provision for income taxes....................        --        --        --
                                                    ----      ----      ----
Net income (loss).............................      (114)%     (78)%       5%
                                                    ====      ====      ====

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues. Total revenues increased by approximately $41.3 million, or 325%, to $54.0 million in the year ended December 31, 2000, from $12.7 million in the year ended December 31, 1999.

     SiteMinder software revenues increased by approximately $30.2 million, or 403%, to $37.7 million in the year ended December 31, 2000, from $7.5 million in the year ended December 31, 1999. This increase is due to the continued increase in market awareness and the acceptance of the SiteMinder product together with the expansion of our sales organization.

     SiteMinder services revenues increased by approximately $10.5 million, or 477%, to $12.7 million in the year ended December 31, 2000, from $2.2 million in the year ended December 31, 1999. This increase reflected the continued growth in the installed base of SiteMinder software licenses and the increasing demand to provide installation and integration services for customers.

     Other revenues increased by approximately $700,000, or 23%, to $3.7 million in the year ended December 31, 2000, from $3.0 million in the year ended December 31, 1999. This increase is due to existing customer upgrades.

     Cost of revenues. Total cost of revenues increased by approximately $8.6 million or 246%, to $12.1 million in the year ended December 31, 2000, from $3.5 million in the year ended December 31, 1999.

     Cost of SiteMinder software increased by approximately $1.9 million, or 317%, to $2.5 million in the year ended December 31, 2000 from $600,000 in the year ended December 31, 1999. The increase is primarily due to increases in royalties due to third parties for technology included in our product as SiteMinder software revenues continue to increase.

     Cost of SiteMinder services increased by approximately $6.2 million or 517%, to $7.4 million in the year ended December 31, 2000 from $1.2 million in the year ended December 31, 1999. The increase is due to increases in salaries and related personnel expenses for our consulting and training organizations as a result of increased SiteMinder service revenues.

     Cost of other increased by approximately $600,000 or 38%, to $2.2 million in the year ended December 31, 2000 from $1.6 million in the year ended December 31, 1999. The increase is due to increases in product fulfillment costs principally as a result of increased other revenues.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately $19.8 million, or 121%, to $36.1 million in the year ended December 31, 2000, from $16.3 million in the year ended December 31, 1999. This increase was primarily a result of the continued development of our sales and marketing infrastructure to support continued growth in sales of our SiteMinder product and services. Included within selling, general, and administrative expenses is a non-cash stock compensation expense, which decreased by approximately $4.2 million to $292,000 in the year ended December 31, 2000 from $4.5 million in the year ended December 31, 1999. This expense represents the compensation charge for a common stock warrant for 150,000 shares issued to a director in connection with the January 1998 preferred stock financing. The warrant was accounted for as a variable award, and as a result, the expense primarily relates to the increase in the fair market value of the Company's common stock during the respective periods. The expense was recognized over the vesting period until the warrant was exercised. As of June 30, 2000, these warrants were fully exercised.


     Research and development costs. Research and development costs increased by approximately $5.4 million, or 146%, to $9.1 million in the year ended December 31, 2000, from $3.7 million in the year ended December 31, 1999. The increase was primarily due to our continued development of SiteMinder and other related products, and our increase in research and development personnel. We expect to continue to increase the amount spent on research and development in the foreseeable future as we continue to develop and enhance our product line to address the evolving needs of customers deploying large-scale and transaction-based e-commerce applications.

     Interest income. Interest income increased by approximately $5.3 million, or 640%, to $6.1 million in the year ended December 31, 2000, from $824,000 in the year ended December 31, 1999. This increase was mainly attributable to a higher average cash balance in the year ended December 31, 2000.

     Provision for income taxes. Provision for income taxes for the year ended December 31, 2000 was $75,000. For the year ended December 31, 1999 we had no provision for income taxes due to the Company's loss position for the year. As of December 31, 2000, we had net operating loss carryforwards of $83.7 million, against which a full valuation allowance has been provided, available for federal purposes to reduce future taxable income expiring on various dates through 2020. Of the $83.7 million of net operating loss carry forwards, $59.4 million is attributable to tax deductions relating to stock options. The benefit of these deductions included in net operating loss carryforwards will be credited to additional paid-in capital when realized. Provisions of the Internal Revenue Code may limit the net operating loss available for use in any given year, based upon significant past or future changes of our ownership.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues. Total revenues increased by approximately $7.9 million, or 165%, to $12.7 million in the year ended December 31, 1999, from $4.8 million in the year ended December 31, 1998.

     SiteMinder software revenues increased by approximately $6.0 million, or 400%, to $7.5 million in the year ended December 31, 1999, from $1.5 million in the year ended December 31, 1998. This increase is due to the continued increase in market awareness and the acceptance of the SiteMinder product and expansion of our sales organization. There were no significant revenues from SiteMinder prior to the release of SiteMinder 3.0 in June 1998.

     SiteMinder services revenues increased by approximately $1.7 million, or 340% to $2.2 million in the year ended December 31, 1999, from $500,000 in the year ended December 31, 1998. This increase reflected the continued growth in the installed base of SiteMinder software licenses and the increasing demand to provide installation and integration services for customers.

     Other revenues increased by approximately $200,000, or 7%, to $3.0 million in the year ended December 31, 1999, from $2.8 million in the year ended December 31, 1998.

     Cost of revenues. Total cost of revenues increased by approximately $1.7 million, or 94%, to $3.5 million in the year ended December 31, 1999, from $1.8 million in the year ended December 31, 1998.

     Cost of SiteMinder software increased by approximately $428,000, or 211%, to $631,000 in the year ended December 31, 1999 from $203,000 in the year ended December 31, 1998. The increase is due to increases in royalties due to third parties for technology included in our product as SiteMinder software revenue continue to increase.

     Cost of SiteMinder services increased by approximately $1.1 million to $1.2 million in the year ended December 31, 1999 from $110,000 in the year ended December 31, 1998. The increase is due to increases in salaries and related personnel expenses for our consulting and training organizations as a result of increased SiteMinder service revenues.

     Cost of other increased by approximately $100,000, or 7%, to $1.6 million in the year ended December 31, 1999 from $1.5 million in the year ended December 31, 1998. The increase is due to increases in product fulfillment costs principally as a result of increased other revenues.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately $9.7 million, or 147%, to $16.3 million in the year ended December 31, 1999, from $6.6 million in the year ended December 31, 1998. This increase was primarily a result of our continued development of our sales and marketing infrastructure to support planned growth in sales of our SiteMinder product and services. Included within selling, general, and administrative expenses is a non-cash stock compensation expense, which increased by approximately $4.3 million, to $4.5 million in the year ended December 31, 1999 from $235,000 in the year ended December 31, 1998. This expense represents the compensation charge for a common stock warrant for 150,000 shares issued to a director in connection with the January 1998 preferred stock financing. The warrant was accounted for as a variable award, and as a result, the expense primarily relates to the increase in the fair market value of the Company's common stock during the respective periods. The expense was recognized over the vesting period until the warrant was exercised. Approximately 105,000 shares of common stock were exercised under this warrant during the fourth quarter of 1999.

     Research and development costs. Research and development costs increased by approximately $1.7 million, or 85%, to $3.7 million in the year ended December 31, 1999, from $2.0 million in the year ended December 31, 1998. The increase was primarily due to our continued development of SiteMinder and our increase in research and development personnel. We expect to continue to increase the amount spent on research and development in the foreseeable future as we continue to develop and enhance our product line to address the evolving needs of customers deploying large-scale and transaction based e-commerce applications.

     Interest income. Interest income increased by approximately $694,000, or 534%, to $824,000 in the year ended December 31, 1999, from $130,000 in the year ended December 31, 1998. This increase was mainly attributable to a higher average cash balance in the year ended December 31, 1999.

     Provision for income taxes. For the years ended December 31, 1999 and 1998 we had no provision for income taxes due to the net losses incurred.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities in the year ended December 31, 2000 was $9.2 million, primarily due to net income of $2.7 million and an increase in accrued compensation and benefits and deferred revenue, partially offset by an increase in accounts receivable.

     Cash used for investing activities was $4.8 million in the year ended December 31, 2000. Investing activities for the period consisted primarily of the purchases of equipment, consisting largely of computer servers, workstations, and networking equipment.

     Cash provided by financing activities in the year ended December 31, 2000 was approximately $8.4 million, primarily related to the exercise of warrants and stock options.

     As of December 31, 2000, our primary financial commitments consisted of obligations outstanding under operating leases.

     As of December 31, 2000, we had cash and cash equivalents totaling $115.7 million and working capital of $112.3 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") as amended by SAB 101A and SAB 101B. SAB 101 summarize the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted SAB 101 in fiscal 2000 without a significant impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements and the related auditors' report are presented in the following pages. The consolidated financial statements filed in this Item 8 are as follows:

     - Report of Independent Accountants

     - Consolidated Balance Sheets--December 31, 1999 and 2000

     - Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000

     - Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and 2000

     - Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

     - Notes to Consolidated Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Stockholders of Netegrity, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Netegrity, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                                      PricewaterhouseCoopers LLP
Boston, Massachusetts
January 25, 2001

                                NETEGRITY, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               DECEMBER 31,     DECEMBER 31,
                                                                   1999             2000
                                                               ------------     ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $102,879         $115,747
  Accounts receivable-trade, net of allowances of $484 at
    December 31, 1999; $951 at December 31, 2000............      4,731           15,758
  Prepaid expenses and other current assets.................      1,361            1,305
                                                               --------         --------
    TOTAL CURRENT ASSETS....................................    108,971          132,810
Property and equipment, net.................................      1,885            4,528
Restricted cash.............................................         --              942
Other assets................................................        114               99
                                                               --------         --------
TOTAL ASSETS................................................   $110,970         $138,379
                                                               ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable-trade....................................      1,091            1,698
  Accrued compensation and benefits.........................      1,420            7,695
  Other accrued expenses....................................        676            2,608
  Deferred revenue..........................................      1,349            8,479
                                                               --------         --------
    TOTAL CURRENT LIABILITIES...............................      4,536           20,480

COMMITMENTS AND CONTINGENCIES (NOTE C)

STOCKHOLDERS' EQUITY:
  Common stock, voting, $.01 par value; 55,000 shares
    authorized; 25,672 shares issued and
    25,634 shares outstanding at December 31, 1999;
    30,184 issued and 30,147 outstanding at
    December 31, 2000.......................................        257              302

  Additional paid-in capital................................    131,200          139,886
  Accumulated deficit.......................................    (24,809)         (22,075)
  Loan to officer ..........................................       (130)            (130)
                                                               --------         --------
                                                                106,518          117,983
Less -- Treasury Stock, at cost: 38 shares..................        (84)             (84)
                                                               --------         --------
TOTAL STOCKHOLDERS' EQUITY .................................    106,434          117,899
                                                               --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................   $110,970         $138,379
                                                               ========         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             YEARS ENDED DECEMBER 31,
                                        -----------------------------------
                                         1998          1999          2000
                                        -------       -------       -------
Revenues:
  SiteMinder software...............    $ 1,483       $ 7,527       $37,688
  SiteMinder services...............        468         2,211        12,693
  Other.............................      2,840         3,008         3,655
                                        -------       -------       -------
  Total revenues....................      4,791        12,746        54,036
Cost of SiteMinder software.........        203           631         2,549
Cost of SiteMinder services.........        110         1,227         7,415
Cost of other.......................      1,451         1,620         2,169
                                        -------       -------       -------
  Total cost of revenues............      1,764         3,478        12,133
                                        -------       -------       -------
Gross profit........................      3,027         9,268        41,903
Selling, general and administrative
  expenses (including non-cash stock
  compensation of $235, $4,488, and
  $292 for the years ended December
  31, 1998, 1999 and 2000,
  respectively).....................      6,630        16,294        36,094
Research and development costs......      1,991         3,744         9,103
                                        -------       -------       -------
Loss from operations................     (5,594)      (10,770)       (3,294)
Interest income ....................        130           824         6,103
                                        -------       -------       -------
Income (loss) before provision for
  income taxes......................     (5,464)       (9,946)        2,809
Provision for income taxes..........         --            --            75
                                        -------       -------       -------
Net income (loss)...................     (5,464)       (9,946)        2,734
Accretion of preferred stock........     (2,784)         (413)           --
                                        -------       -------       -------
Net income (loss) attributable to
  common stockholders                   $(8,248)     $(10,359)      $ 2,734
                                        =======       =======       =======
Net income (loss) per share
  attributable to common
  stockholders:
    Basic...........................    $ (0.59)      $ (0.59)      $  0.09
    Diluted.........................    $ (0.59)      $ (0.59)      $  0.08
Weighted average shares
  outstanding.......................
    Basic...........................     14,043        17,472        29,010
    Diluted.........................     14,043        17,472        33,407


   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                        ACCUMULATED
                                          ADDITIONAL        OTHER                                                TOTAL
                                COMMON      PAID-IN    COMPREHENSIVE  ACCUMULATED    LOAN TO    TREASURY    STOCKHOLDERS'
                                STOCK       CAPITAL         INCOME      DEFICIT       OFFICER     STOCK    EQUITY (DEFICIT)
                               --------   ------------ -------------  ------------   ---------   --------   -------------
BALANCE AT DECEMBER 31,
  1997......................   $    139   $    10,532     $     28    $     (9,399)  $    (200)  $    (84)   $     1,016
                               --------   ------------    --------    ------------   ---------   --------    -----------
Net income(loss)............         --             --          --          (5,464)         --         --         (5,464)
Recognition of beneficial
  conversion feature on
  preferred stock...........         --          2,369          --              --          --         --          2,369
Accretion of beneficial
  conversion feature on
  preferred stock...........         --         (2,369)         --              --          --         --         (2,369)
Recognition of compensation
  expense on warrant........         --            235          --              --          --         --            235
Issuance of warrant in
  connection with preferred
  stock financing...........         --            878          --              --          --         --            878
Accrual of dividends on
  preferred stock and
  accretion to redemption
  value.....................         --           (415)         --              --          --         --           (415)
Issuance of common stock
  under stock plans
  (219 shares)..............          2            256          --              --          --         --            258
Other comprehensive
  income -- translation
  adjustment ...............         --             28         (28)             --          --         --             --
                               --------   ------------    --------    ------------   ---------   --------   ------------
BALANCE AT DECEMBER 31,
  1998 .....................        141         11,514          --         (14,863)       (200)       (84)        (3,492)
                               --------   ------------    --------    ------------   ---------   --------   ------------
Net income (loss)...........         --             --          --          (9,946)         --         --         (9,946)
Issuance of common stock
  (5,764 shares,
  $116,075, net of
  issuance costs of
  $6,857)...................         58        109,161          --              --          --         --        109,219
Recognition of compensation
  expense on warrant........         --          4,488          --              --          --         --          4,488
Accrual of dividends on
  preferred stock and
  accretion to redemption
  value.....................         --           (413)         --              --          --         --           (413)
Issuance of common stock
  under stock plans (771
  shares)...................          8          1,600          --              --          --         --          1,608
Conversion of preferred
  stock (5,000 shares)......         50          4,850          --              --          --         --          4,900
Repayment of loan
  to officer................         --             --          --              --          70         --             70
                               --------   ------------    --------    ------------   ---------   --------   ------------
BALANCE AT DECEMBER 31, 1999        257        131,200          --         (24,809)       (130)       (84)       106,434
                               --------   ------------    --------    ------------   ---------   --------   ------------
Net income .................         --             --          --           2,734          --         --          2,734
Issuance of common stock
  (2,251 shares)............         22          2,980          --              --          --         --          3,002
Issuance of common stock
  under stock plans
  (2,294 shares)............         23          5,414          --              --          --         --          5,437
Recognition of compensation
  expense on warrant........         --            292          --              --          --         --            292
                               --------   ------------    --------    ------------   ---------   --------   ------------

BALANCE AT DECEMBER 31, 2000   $    302   $    139,886    $     --    $    (22,075)  $    (130)  $    (84)  $    117,899
                               ========   ============    ========    ============   =========   ========   ============



   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                          YEARS ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                 1998             1999           2000
                                                              -----------     ------------    ------------
OPERATING ACTIVITIES:
Net income (loss) .......................................         $(5,464)        $ (9,946)       $  2,734
Adjustments to reconcile net loss to net cash provided
    by (used for)
  operating activities:
  Depreciation and amortization..........................             366              490           1,124
  Provision for doubtful accounts receivable.............             237              291           1,409
  Compensation expense related to warrant................             235            4,488             292
  Loss on disposal of property and equipment.............              --               --              46
Changes in operating assets and liabilities:
  Accounts receivable....................................          (1,192)          (3,275)        (12,436)
  Prepaid expenses and other current assets..............             (42)          (1,007)             56
  Other assets...........................................              --              (77)             15
  Accounts payable-trade.................................            (609)             193             607
  Accrued compensation and benefits......................             141              837           6,275
  Other accrued expenses.................................            (672)             151           1,932
  Deferred revenue.......................................             556              124           7,130
                                                              -----------     ------------    ------------
  Net cash (used for) provided by operating activities...          (6,444)          (7,731)          9,184

INVESTING ACTIVITIES:
  Proceeds from sale of certain assets...................              26               --              --
  Escrow receivable related to 1996 asset sale...........             600               --              --
  Capital expenditures for equipment and leasehold
    improvements.........................................            (375)          (1,462)         (3,813)
  Additions to capitalized software costs................             (34)              --              --
  Investment in Encotone, Inc. ..........................              82               --              --
  Increase in restricted cash............................              --               --            (942)
                                                              -----------     ------------    ------------
  Net cash (used for) provided by investing activities...             299           (1,462)         (4,755)
                                                              -----------     ------------    ------------
FINANCING ACTIVITIES:
  Net proceeds from issuance of preferred stock..........           4,950               --              --
  Net proceeds from issuance of common stock.............              --          109,219           3,002
  Issuance of common stock under stock plans.............             258            1,608           5,437
  Repayment of loan to officer...........................              --               70              --
  Principal payments under capital leases................             (22)              --              --
                                                              -----------     ------------    ------------
  Net cash provided by financing activities..............           5,186          110,897           8,439
                                                              -----------     ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS..................            (959)         101,704          12,868
Cash and cash equivalents at beginning of year...........           2,134            1,175         102,879
                                                              -----------     ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR.................         $ 1,175         $102,879       $ 115,747
                                                              ===========     ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     The Company currently operates in the secure user management market.

  Principles of Consolidation

     The financial statements of the Company also include the accounts and operations of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in these consolidated financial statements.

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

  Cash and Cash Equivalents

     Cash and cash equivalents include time deposits and funds held at reputable financial institutions, and highly liquid investments with an original maturity of three months or less at the date of purchase.

     The Company invests its excess cash in overnight repurchase agreements and highly liquid commercial paper which generally mature within one to two months of the initial investment. Accordingly, these investments are subject to minimal credit and market risk. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its investments as held-to-maturity which have been recorded at amortized cost on the Company's balance sheet, which approximates fair value. Dividends and interest income are recorded when earned on all cash and cash equivalents.

  Restricted Cash

     Restricted cash represents a time deposit held at a financial institution in connection with the Company's lease of office space. As of December 31, 2000, the restricted cash is offset by a outstanding letter of credit expiring in 2002.

  Concentration of Credit Risk and Fair Value of Financial Instruments

     The amounts reflected in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair value due to their short maturities. Our cash and cash equivalents are held with financial institutions with high credit standings. Financial instruments that potentially subject us to concentration of credit risk consist primarily of trade receivables. Our customer base consists of large numbers of customers dispersed across many industries. As a result, concentration of credit risk with respect to trade receivables is not significant.

  Revenue Recognition

     The Company's revenues are primarily generated from the sale of its proprietary SiteMinder products and services and from licensing the rights to use software products developed by Checkpoint Software Technologies, Ltd. to end users and resellers. The Company generates its services revenue from consulting and training services performed for customers and from support (i.e., maintenance). Revenues from software license agreements are recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable and collection is reasonably assured. The Company does not offer a right of return on its products.

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

                                NETEGRITY, INC.

  Research and Development and Software Development Costs

     Research and development expenditures are charged to operations as incurred. Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to cost of software. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Such costs are amortized over the estimated economic life of the product. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. The Company regularly compares the unamortized costs of capitalized software to the expected future net realizable value of the products. If the unamortized costs exceed the expected future net realizable value of the products, the excess amount is written off. For the years ended December 31, 1998, 1999 and 2000, the Company amortized $134,000, $176,000 and $0 of software development costs.

  Comprehensive Income

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. For the year ended December 31, 1998, comprehensive income (loss) was not materially different from net income (loss). For the years ended December 31, 1999 and 2000, there was no difference between comprehensive income (loss) and net income (loss).

  Property and Equipment

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method, based upon the following asset lives:

Computer equipment and purchased software       3-5 years
Furniture office equipment                      5-7 years
Leasehold improvements                          Shorter of lease term or useful
                                                life of asset

     Maintenance and repairs are charged to operations as incurred. Renewals and betterments which materially extend the life of assets are capitalized and depreciated. Upon disposal, the asset cost and related accumulated depreciation are removed from their respective accounts. Any resulting gain or loss is reflected in earnings.

  Income Taxes

     The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", pursuant to which deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.


  Advertising Expenses

     Advertising expenses are charged to selling, general and administrative expenses as incurred. Advertising expenses were immaterial for all periods presented.

                                NETEGRITY, INC.

  Earnings Per Share

     Basic earnings per share ("EPS") is calculated by dividing net income
(loss) by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options and warrants using the "treasury stock" method. In loss making periods, diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options and warrants are anti-dilutive. The following table presents the calculation for both basic and diluted EPS (in thousands, except per share data):

                                                      Year Ended
                                             ------------------------------
                                              1998        1999        2000
                                             ------      ------      ------
Net income (loss) attributable to common
  stockholders                              $(8,248)    $(10,359)   $ 2,734
Basic weighted average shares outstanding    14,043       17,472     29,010
Dilutive effect of stock options and
  warrants                                       --           --      4,397

Diluted shares outstanding                   14,043       17,472     33,407

Basic EPS                                   $ (0.59)    $  (0.59)   $  0.09
Diluted EPS                                 $ (0.59)    $  (0.59)   $  0.08

-------------------------------------------------------------------------------

     Options to purchase 275,000 shares for the year ended December 31, 2000, were outstanding but were not included in the computations of diluted EPS because the price of the options was greater than the average market price of the common stock for the period reported.

  Stock-Based Compensation

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. Under APB 25, no compensation cost is recognized when the option price is equal to the market price of the underlying stock on the date of grant. An alternative method of accounting is SFAS 123, Accounting for Stock-Based Compensation. Under SFAS 123, employee stock options are valued at the grant date using a valuation model, and compensation cost is recognized ratably over the vesting period. The impact of recording stock-based compensation under the provisions of SFAS 123 is disclosed in Note G.

  Export Sales

     The Company generates revenues from international business. For the year ended December 31, 2000, export sales accounted for approximately $10.0 million, or 18%, of total revenue. Export sales for prior periods presented are immaterial. Mostly all export sales are billed in U.S. dollars.

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

  New Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") as amended by SAB 101A and SAB 101B. SAB 101 summarize the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted SAB 101 in fiscal 2000 without a significant impact on our financial position or results of operations.

                                NETEGRITY, INC.

NOTE B: PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and consist of the following (in thousands):

                                                              DECEMBER 31,
                                                            ----------------
                                                             1999      2000
                                                            ------    ------
Computer equipment and purchased software.................  $2,220    $4,819
Leasehold improvements....................................      97       201
Furniture and office equipment............................     261     1,274
                                                            ------    ------
                                                             2,578     6,294
Less accumulated depreciation.............................    (693)   (1,766)
                                                            ------    ------
                                                            $1,885    $4,528
                                                            ======    ======

     Depreciation expense for the years ended December 31, 1998, 1999 and 2000, was $232,000, $314,000 and $1,124,000, respectively.


NOTE C: COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities under noncancellable operating leases. For the years ended December 31, 1998, 1999 and 2000 the Company incurred total operating

                                NETEGRITY, INC.

lease expense of $300,000, $549,000 and $2,239,000, respectively. Future minimum lease payments under these leases are as follows:

YEARS ENDING DECEMBER 31, (IN THOUSANDS)
----------------------------------------
  2001..................................................    $2,053
  2002..................................................     1,758
  2003..................................................       421
                                                            ------
                                                            $4,232
                                                            ======

NOTE D: LOAN TO OFFICER

     In May, 1996, an Officer of the Company exercised an option to purchase 300,000 shares of the Company's common stock at a price of $0.67 per share. The Company's Board of Directors approved a loan to the Officer as payment for this transaction. The Officer issued the Company a full recourse note that is also secured by the 300,000 shares of common stock. This note has an interest rate of 7% per annum.

                                NETEGRITY, INC.

NOTE E: INCOME TAXES

     Significant components of the deferred tax assets and liabilities are as follows (in thousands):

                                                         DECEMBER 31,
                                                     --------------------
                                                       1999        2000
                                                     --------    --------
Net operating loss carryforwards...................  $ 11,304    $ 33,531
Loss on investment.................................       908         908
Accruals and reserves..............................       537         733
Research and development tax credits...............       128       1,363
Other..............................................       123          50
Valuation allowance................................   (13,000)    (36,585)
                                                     --------    --------
                                                     $     --    $     --
                                                     ========    ========

     The provision for income taxes differs from the federal statutory rate of 34% as follows (in thousands):

                                                   FOR THE YEARS ENDED
                                                       DECEMBER 31,
                                            ---------------------------------
                                              1998         1999        2000
                                            -------     --------      -------
Federal tax provision (benefit)...........  $(1,858)     $(3,382)     $   955
Other.....................................       14           30           81
Valuation allowance.......................    1,844        3,352         (961)
                                            -------      -------      -------
                                            $    --      $    --      $    75
                                            =======      =======      =======

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

     At December 31, 2000, the Company has available for federal and state income tax purposes net operating loss carryforwards of approximately $83,725,000 and $80,577,000, respectively, expiring at various dates through fiscal 2020 and 2005, respectively. Certain provisions in the Internal Revenue Code may limit the net operating loss available for use in any given year in the event of any significant change of ownership.

     The net operating loss carryforwards of $83,725,000 include $59,369,000 of tax deductions relating to stock options. The benefit of these deductions included in net operating loss carryforwards will be credited to additional paid-in capital when realized.

NOTE F: CAPITAL STOCK AND CAPITAL STOCK WARRANTS

                                NETEGRITY, INC.

     Between January 6, 1998 and June 30, 1998, the Company sold various amounts of Series D Preferred stock to an institutional investor under an original, and later amended, Preferred Stock and Warrant Purchase Agreement.

     When issued, each share of Series D Preferred Stock in 1998 was convertible into one share of common stock, which represented a discount from the fair value of common stock on the date of issuance. The value attributable to this conversion feature represented a beneficial conversion feature which was recognized as a return to preferred stockholders. This amount, which equaled $2,369,000, has been recorded as accretion of preferred stock to redemption value in the year ended December 31, 1998, and represents a non-cash charge in the determination of net loss attributable to common stockholders. The Series D Preferred Stock converted one for one to common stock in September 1999.

     In conjunction with the Agreement as described above, warrants to purchase a total of 2,251,000 shares of common stock exercisable at $1.33 were issued to an institutional investor expiring on January 7, 2003. The fair value of these warrants was determined using the Black-Scholes option pricing model based on the following assumptions: 100% volatility, terms of up to five years and risk-free interest rates of approximately 5.5%. The value of the warrants totaled $878,000 and has been recorded in additional paid-in capital.

     As part of the Agreement with the institutional investor described above, James McNiel joined the Board of Directors of the Company, as designee of the Pequot Entities and the Company granted Mr. McNiel a warrant for the purchase of 150,000 shares of common stock exercisable at $1.00 expiring on January 7, 2003 for his services as a director. Due to certain terms of the warrant, the warrant was accounted for as a variable award. As a result, a non-cash compensation charge was recorded for the increase in the fair market value of the Company's common stock compared to the exercise price since the warrant was issued. The expense was recognized over the two year vesting period of the warrant and through the date of exercise. During the years ended December 31, 1998, 1999, and 2000 compensation expense of $235,000, $4,488,000, and $292,000, respectively was recorded related to this warrant. As of December 31, 2000, all warrants have been exercised.

     As of December 31, 1999 and 2000, the Company has authorized 5 million shares of preferred stock, $0.01 par value, with none issued and outstanding for both years.

Common Stock: On February 8, 1999 the Company sold 1,194,000 shares of common stock at $3.83 per share. On September 9, 1999, the Company sold 801,000 shares of common stock to certain investors in a private placement at a price of $13.73 per share. On November 10, 1999, the Company sold 3,750,000 shares of common stock at a price of $26.67 per share in a follow on public offering. On December 9, 1999 the Company sold an additional 19,000 shares of common stock at a price of $26.67 per share pursuant to the exercise of the underwriter overallotment option.

In July 2000, the Board of Directors approved a three for two stock split of the Company's common stock in the form of a stock dividend which was effective September 1, 2000 for all holders of record as of August 18, 2000. All common share data presented in this 10-K have been adjusted for the stock split.

NOTE G: STOCK PLANS

     The Company has stock option plans as described hereunder. All options issued under the plans are granted at fair market value at the date of grant, and become exercisable at varying rates, generally over three or four years, as determined by the Board of Directors, and generally expire ten years from the date of grant.

     Stock Option Plans for Outside Directors: The Company's stock option plans for outside directors provide for the granting of options to members of the Board of Directors who are neither employees nor officers of the Company. The timing, amounts, recipients and other terms of the option grants are determined by the provisions of or formulas in, the directors' option plans. At December 31, 2000, options for 28,000 shares were available for future grant.

     Stock Option Plans for Employees and Officers: The Company's stock option plans for employees, consultants and officers provide for the granting of options as inducement to obtain and retain the services of qualified persons. Incentive stock options may be granted to officers and employees, and non-qualified stock options may be granted to directors, officers, employees or consultants. At December 31, 2000, options for 1,620,000 shares were available for grant.

     1990 Employee Stock Purchase Plan: The 1990 Employee Stock Purchase Plan ("Stock Purchase Plan") is intended as an incentive to, and to encourage stock ownership by, all eligible employees of the Company and participating subsidiaries and to encourage them to remain in the employ of the Company. All employees of the Company, prior to the start of the period, are eligible to participate in the Stock Purchase Plan. Under the terms of the plan employees may elect to set aside a portion of their after-tax income for automatic purchase of the company stock.

                                NETEGRITY, INC.

     The Stock Purchase Plan originally authorized the issuance of 150,000 shares of common stock (subject to adjustment for capital changes) pursuant to the exercise of nontransferable options granted to participating employees. The weighted average of the fair value of purchase rights for the years ended December 31, 1998, 1999 and 2000 are $0.48, $4.43 and $15.33, respectively.
During the years ended December 31, 1998, 1999 and 2000, 21,000, 32,000 and 32,000 shares of the Company's common stock were issued under the Stock Purchase Plan.

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income (loss) and income (loss) per share for the years ended December 31, 1998, 1999 and 2000 would have been the pro-forma amounts indicated below (in thousands, except per share data):

                           YEAR ENDED DECEMBER 31, 1998   YEAR ENDED DECEMBER 31, 1999      YEAR ENDED DECEMBER 31, 2000
                           ----------------------------   -----------------------------   ---------------------------------
                                            LOSS PER                        LOSS PER          NET          INCOME (LOSS) PER
                            NET LOSS      DILUTED SHARE     NET LOSS      DILUTED SHARE   INCOME (LOSS)      DILUTED SHARE
                           -----------    -------------   -------------   -------------   -------------    -----------------

As reported...............  $(5,464)        $(0.59)         $ (9,946)        $(0.59)        $  2,734            $ 0.08
Pro-forma.................   (5,897)         (0.42)          (12,443)         (0.71)        $(20,518)           $(0.71)


     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                      DECEMBER 31
                            ---------------------------------
                               1998        1999        2000
                            ----------   ---------   --------
Expected life (years).....     5.2           5.0         5.0
Risk free interest rate...    5.09%         5.96%       6.45%
Volality..................     100%          101%        107%
Dividend yield............    ----          ----        ----



     The weighted average of the fair value of stock options for the years ended December 31, 1998, 1999 and 2000 was $1.27, $17.82 and $34.94, respectively.

     Stock options outstanding at December 31, 2000 (in thousands, except per share data):

                                                                                            EXERCISEABLE OPTIONS
                                                                 OPTIONS OUTSTANDING        ----------------------
                                                              --------------------------                 WEIGHTED
                                                              WEIGHTED       WEIGHTED                     AVERAGE
                                                 SHARES       AVERAGE        AVERAGE                      EXERCISE
RANGE OF EXERCISE PRICES                       OUTSTANDING    LIFE(a)     EXERCISE PRICE      SHARES       PRICE
------------------------                       -----------    --------    --------------    -----------  ---------
 $.52-$2.75   ...............................    1,857          6.2          $ 1.40           1,262       $ 1.34
 $3.83-$8.92  ...............................      277          8.2            6.26              18         4.84
$14.83-$20.00 ...............................      849          8.7           16.28             139        16.44
$27.17-$47.17 ...............................    2,695          9.4           36.09             295        35.17
$50.21-$78.00 ...............................      705          9.6           58.89              --           --
                                                 -----          ---          ------           -----       ------
 $.52-$78.00  ...............................    6,383          8.3          $24.58           1,714       $ 8.42
                                                 =====                                        =====

------------
(a) Average contractual life remaining in years.

                                NETEGRITY, INC.

     A summary of the status of the Company's stock option plans as of December 31, 1998, 1999 and 2000 and changes during the periods ending on those dates is presented below (In thousands, except price and per share data):

                                                                                FOR THE YEAR ENDED
                                                                                   DECEMBER 31,
                                          -----------------------------------------------------------------------------------------
                                                     1998                          1999                            2000
                                          -----------------------------   --------------------------    ---------------------------
                                                          WEIGHTED                     WEIGHTED                       WEIGHTED
                                                       AVERAGE EXERCISE             AVERAGE EXERCISE               AVERAGE EXERCISE
                                            SHARES          PRICE          SHARES        PRICE           SHARES          PRICE
                                            ------     ----------------    ------   ----------------     ------    ----------------

Options outstanding at beginning of
  year................................       3,605       $ 1.19            4,655        $ 1.22            6,530         $ 9.98
Option activity during the year:
  Granted.............................       1,838         1.67            2,719         22.68            2,310          43.54
  Exercised...........................        (198)        1.94             (635)         1.15           (2,215)          2.10
  Canceled............................        (590)        1.01             (209)         6.68             (242)         25.00
                                             -----         ----            -----          ----            -----          -----
Options outstanding at end of year....       4,655       $ 1.22            6,530        $ 9.98            6,383         $24.58
                                             =====                         =====                          =====
Options exercisable...................       1,676                         2,843                          1,714

------------

NOTE H: SEGMENT REPORTING

     The Company considers that it has the following five reportable operating segments based on differences in products and services. Operating segments are defined as components of the enterprise about which separate financial information is available that is reviewed regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing their performance. Summarized financial information is as follows (in thousands):

                                                      1998                          1999                          2000
                                              ---------------------          ---------------------         ----------------------
                                                             GROSS                          GROSS                          GROSS
                                              REVENUE        MARGIN          REVENUE        MARGIN         REVENUE         MARGIN
                                              -------        ------          -------        ------         -------         ------
Operating Segments:

  SiteMinder software                          $1,483         $1,280         $  7,527       $6,896         $37,688        $35,139
                                               ------         ------         --------       ------         -------        -------
  SiteMinder services:
     Maintenance                                  144            144              666          666           4,114          3,656
     Training and consulting                      324            214            1,545          318           8,579          1,622
                                               ------         ------         --------       ------         -------        -------
                                                  468            358            2,211          984          12,693          5,278
                                               ------         ------         --------       ------         -------        -------
Other:
   Software and related products                1,392            602            1,603          613           1,984            528
   Services                                     1,448            787            1,405          775           1,671            958
                                               ------         ------         --------       ------         -------        -------
                                                2,840          1,389            3,008        1,388           3,655          1,486
                                               ------         ------         --------       ------         -------        -------
   Totals                                      $4,791         $3,027          $12,746       $9,268         $54,036        $41,903
                                               ------         ------         --------       ------         -------        -------

     Prior to fiscal year 2000, certain expenses related to maintenance were included in operating expenses based upon the Company's management reporting practice and it was not practical to allocate these expenses to cost of maintenance.

NOTE I: SUMMARIZED QUARTERLY DATA (UNAUDITED)

     The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2000 and 1999 is as follows (in thousands, except per share data):

                                                 1ST QUARTER     2ND QUARTER     3RD QUARTER     4TH QUARTER
2000
Revenues                                          $ 6,746         $10,496          $15,333          $21,461
Gross profit                                        5,258           7,844           11,866           16,935
Operating income (loss)                            (2,151)         (1,422)            (878)           1,157
Net income (loss)                                    (935)           (106)             911            2,864
Basic net earnings (loss) per common share          (0.02)          (0.01)            0.03             0.10
Diluted net earnings (loss) per common share        (0.02)          (0.01)            0.03             0.08

1999
Revenues                                          $ 2,060         $ 2,638          $ 3,328          $ 4,720
Gross profit                                        1,345           1,860            2,490            3,573
Operating income (loss)                            (2,103)         (1,958)          (2,562)          (4,147)
Net income (loss)                                  (2,083)         (1,911)          (2,510)          (3,442)
Net income (loss) attributable to common
 stockholders                                      (2,220)         (2,049)          (2,648)          (3,442)
Basic net earnings (loss) per common share          (0.15)          (0.13)           (0.16)           (0.15)
Diluted net earnings (loss) per common share        (0.15)          (0.13)           (0.16)           (0.15)

                                NETEGRITY, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    Part III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the information under the caption "Election of Directors" contained in the Company's Definitive Proxy Statement for the annual meeting of stockholders to be held in 2001.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.   Financial Statements

     The following financial statements are included in Item 8:

        a. Report of Independent Accountants

        b. Consolidated Balance Sheets -- December 31, 1999 and 2000

        c. Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000

        d. Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and 2000

        e. Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

        f. Notes to Consolidated Financial Statements

2.   Financial Statement Schedules

     Included at the end of this report are the following:

        a. Report of Independent Accountants

        b. Schedule II: Valuation of Qualifying Accounts and Reserves

     Schedules other than those listed above have been omitted since they are either not required or the information is otherwise included.

3.   List of Exhibits

     The following exhibits, required by Item 601 of Regulation S-K, are filed as part of this Annual Report on Form 10-K. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

EXHIBIT
ITEM NO.                                      ITEM AND REFERENCE
--------                                      ------------------

 3.01     Restated Certificate of Incorporation, as amended, of the Registrant (filed as Exhibit 3 to
          Registrant's quarterly report on Form 10-Q for the quarter ending September 30, 1999, and incorporated by reference).

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

EXHIBIT
ITEM NO.                                      ITEM AND REFERENCE
--------                                      ------------------

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

10.17     Commercial Lease dated as of March 31, 2000 between the Registrant and Renaissance Worldwide,
          Inc. (filed herewith).

10.18     Preferred Stock and Warrant Purchase Agreement among the Company, Pequot Private Equity
          Fund L.P. and Pequot Offshore Private Equity Fund, Inc. (filed as Exhibit 4 to Report on
          Form 8-K filed on January 15, 1998, and incorporated by reference).

10.19     Employment Agreement between Netegrity, Inc. and Barry Bycoff dated as of May 31, 1996
          (filed as Exhibit 10.1 to Annual Report on Form 10-K/A for the year ended December 31,
          1998, and incorporated by reference).

10.20     Netegrity Inc. 2000 Stock Incentive Plan (filed as Exhibit 4.1 to Registration Statement on Form S-8 filed October 23, 2000 and incorporated by reference.)

21.1      Subsidiaries of the Registrant (filed herewith).

23.1      Consent of PricewaterhouseCoopers LLP (filed herewith).

B. REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the fourth quarter ended December 31, 2000.

C. EXHIBITS:

     The Company hereby files as part of this Form 10-K the exhibits listed in 14(A)(3) above.

D. FINANCIAL STATEMENT SCHEDULES:

     The Company hereby files as part of this Form 10-K in Item 14(A) attached hereto the financial statement schedule listed in Item 14(A)(2) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NETEGRITY, INC.


                                       By: /s/ Barry N. Bycoff
                                           ----------------------------------
                                           Barry N. Bycoff
                                           President, Chief Executive Officer,
                                           Director (Principal Executive
February 15, 2001                          Officer) and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                       TITLE                           DATE

/s/ Barry N. Bycoff          President, Chief Executive     February 28, 2001
-------------------------    Officer, Director and
Barry N. Bycoff              Chairman of the Board


/s/ James E. Hayden          Chief Financial Officer,       February 28, 2001
-------------------------    Vice President of Finance
James E. Hayden              and Administration and
                             Treasurer

/s/ Paul F. Deninger         Director                       February 28, 2001
-------------------------
Paul F. Deninger


/s/ Eric R. Giler            Director                       February 28, 2001
-------------------------
Eric R. Giler


/s/ Michael L. Mark          Director                       February 28, 2001
-------------------------
Michael L. Mark


/s/ Ralph B. Wagner          Director                       February 28, 2001
-------------------------
Ralph B. Wagner

/s/ Lawrence D. Lenihan      Director                       February 28, 2001
-------------------------
Lawrence D. Lenihan

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Netegrity, Inc.:


Our audits of the consolidated financial statements referred to in our report dated January 25, 2001, appearing in this Annual Report on Form 10-K of Netegrity, Inc. also included an audit of the financial statement schedule listed in Item 14(A)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                                      PricewaterhouseCoopers LLP
Boston, Massachusetts
January 25, 2001

NETEGRITY, INC.
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                       (IN THOUSANDS)


                                                       ADDITIONS
                                                 ------------------------
                                   BALANCE AT    CHARGED TO    CHARGED TO                     BALANCE AT
                                   BEGINNING      COSTS &        SALES                           END
                                   OF PERIOD      EXPENSES     ALLOWANCE      DEDUCTIONS      OF PERIOD
                                   ----------    ----------    ----------     ----------      ----------

Year ended December 31, 2000:
Allowance for doubtful accounts
  receivable.....................       $484           469         940           (942)            $951

Year ended December 31, 1999:
Allowance for doubtful accounts
  receivable.....................       $247           291          --            (54)            $484

Year ended December 31, 1998:
Allowance for doubtful accounts
  receivable.....................       $ 65           236          --            (54)            $247


-----------------
(1) Uncollectible accounts written off, net of recoveries.