Form 10-Q
period 2001-03-31
NETEGRITY INC
filed 2001-05-11
CIK 840824

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE TRANSITION PERIOD FROM_______ TO_______


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes No [ ]


As of May 4, 2001 there were 30,834,211 shares of Common Stock outstanding, exclusive of Treasury stock.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS

Facing Sheet..........................................................................................................      1

Table of Contents.....................................................................................................      2

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001......................................      3

          Consolidated Statements of Operations for the three months ended March 31, 2000 and 2001....................      4

          Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 2001....................      5

          Notes to Consolidated Financial Statements..................................................................      6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........................      7

Item 3. Quantitative and Qualitative Disclosures About Market Risk....................................................     14

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................................................     15

Item 2.   Changes in Securities.......................................................................................     15

Item 3.   Defaults upon Senior Securities.............................................................................     15

Item 4.   Submission of Matters to a Vote of Security Holders.........................................................     15

Item 5.   Other Information...........................................................................................     15

Item 6.   Exhibits....................................................................................................     15

SIGNATURES............................................................................................................     15

                         PART I. - FINANCIAL INFORMATION

                                 NETEGRITY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             DECEMBER 31,     MARCH 31,
                                                                 2000           2001
                                                                             (UNAUDITED)
                                                            ----------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............................    $     115,747  $     118,059
  Accounts receivable-trade, net of allowances of $951
    at December 31, 2000; $971 at March 31, 2001........           15,758         18,918
  Prepaid expenses and other current assets.............            1,305          1,335
                                                            -------------  -------------
     Total current assets...............................          132,810        138,312
Property and equipment, net.............................            4,528          5,667
Restricted cash.........................................              942            942
Other assets............................................               99            137
                                                            -------------  -------------
     Total Assets.......................................    $     138,379  $     145,058
                                                            =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable-trade................................            1,698          1,278
  Accrued compensation and benefits.....................            7,695          4,933
  Other accrued expenses................................            2,608          4,872
  Deferred revenue......................................            8,479          9,731
                                                            -------------  -------------
     Total Current Liabilities..........................           20,480         20,814

STOCKHOLDERS' EQUITY:
  Common stock, voting, $.01 par value;
    55,000 shares authorized; 30,184 shares issued and
    30,147 shares outstanding at December 31, 2000;
    30,782 shares issued and 30,744 shares outstanding
    at March 31, 2001...................................              302            308

  Additional paid-in capital............................          139,886        142,876
  Accumulated deficit...................................          (22,075)       (18,726)
  Loan to officer.......................................             (130)          (130)
                                                            -------------  -------------
                                                                  117,983        124,328
Less -- Treasury stock, at cost: 38 shares..............              (84)           (84)
                                                            -------------  -------------
     Total Stockholders' Equity.........................          117,899        124,244
                                                            -------------  -------------
     Total Liabilities and Stockholders' Equity.........    $     138,379  $     145,058
                                                            =============  =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                                 2000                          2001
                                                             -----------                    -----------

Revenues:
  SiteMinder software..................................      $     4,762                    $    18,772
  SiteMinder services..................................            1,254                          6,193
  Other................................................              730                          1,071
                                                             -----------                    -----------
  Total revenues.......................................            6,746                         26,036
Cost of SiteMinder software............................              349                            886
Cost of SiteMinder services............................              760                          3,881
Cost of other..........................................              379                            701
                                                             -----------                    -----------
  Total cost of revenues...............................            1,488                          5,468
                                                             -----------                    -----------
Gross profit...........................................            5,258                         20,568
Selling, general and administrative
expenses(including non-cash stock compensation of
$353 and $0 for the three months ended March 31,
2000 and 2001, respectively)...........................            5,923                         14,448
Research and development costs.........................            1,486                          3,956
                                                             -----------                    -----------

Income (loss) from operations..........................           (2,151)                         2,164
Interest income........................................            1,216                          1,500
                                                             -----------                    -----------
Income (loss) before provision for income taxes........      $      (935)                   $     3,664
Provision for income taxes.............................               --                            315
                                                             -----------                    -----------
Net income (loss)                                            $      (935)                   $     3,349
                                                             ===========                    ===========
Net income (loss) per share attributable to
common stockholders:
  Basic                                                      $     (0.03)                   $      0.11
  Diluted                                                    $     (0.03)                   $      0.10
Weighted average shares outstanding:
  Basic................................................           27,174                         30,424
  Diluted..............................................           27,174                         33,274


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                                                  2000                2001
                                                                ---------           ---------

OPERATING ACTIVITIES:
Net income (loss)                                               $    (935)          $   3,349
Adjustments to reconcile net loss to net cash provided
by (used for) operating activities:
   Depreciation and amortization                                      171                 514
   Provision for doubtful accounts receivable                          --                  20
   Compensation expense related to warrant                            353                  --
 Changes in operating assets and liabilities:
   Accounts receivable                                             (1,548)             (3,180)
   Prepaid expenses and other current assets                         (875)                (30)
   Other assets                                                       (35)                (38)
   Accounts payable-trade                                            (690)               (420)
   Accrued compensation and benefits                                   37              (2,762)
   Other accrued expenses                                             (61)              2,264
   Deferred revenue                                                 1,119               1,252
                                                                ---------           ---------
Net cash provided by (used for) operating activities               (2,464)                969
                                                                ---------           ---------

INVESTING ACTIVITIES:
   Capital expenditures for equipment and
     leasehold improvements                                        (1,189)             (1,653)
                                                                ---------           ---------
Net cash used for investing activities                             (1,189)             (1,653)
                                                                ---------           ---------

FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                       3,002                  --
   Issuance of common stock under stock plans                         988               2,996
                                                                ---------           ---------
Net cash provided by financing activities                           3,990               2,996
                                                                ---------           ---------
Net change in cash and cash equivalents                               337               2,312
Cash and cash equivalents at beginning of period                  102,878             115,747
                                                                ---------           ---------
Cash and cash equivalents at end of period                      $ 103,215           $ 118,059
                                                                =========           =========


                 The accompanying notes are an integral part of
                           the financial statements.

                                 NETEGRITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - The unaudited financial information furnished herein reflects all adjustments which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the Company's financial position, cash flows and results of operations for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. This information should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 2000, included in Form 10-K filed on February 28, 2001.

NOTE 2 - The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the remainder of the year ending December 31, 2001.

NOTE 3 - The Company's revenues are primarily generated from the sale of its proprietary SiteMinder products and services and from licensing the rights to use software products developed by Checkpoint Software Technologies, Ltd. to end users and resellers. The Company generates its services revenue from consulting and training services performed for customers and from support (i.e., maintenance). Revenues from software license agreements are recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable and collection is reasonably assured. The Company does not offer a right of return on its products. Revenues under such arrangements, which may include multiple software products and services sold together, are allocated to each element based on the residual method in accordance with Statement of Position No. 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient vendor specific objective evidence for professional services, training and maintenance and support services. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services. Revenues for maintenance are recognized ratably over the term of the support period. Revenues from consulting and training services are recognized as the services are performed.

NOTE 4 - Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted Earnings Per Share
(EPS) is based upon the weighted average number of common and common equivalent shares outstanding during the period.

The following table sets forth basic and diluted income (loss) per share computational data for the periods presented (in thousands, except per share data):


                                                   (In thousands)
                                             FOR THE THREE MONTHS ENDED
                                                      MARCH 31,
                                           ------------------------------
                                               2000               2001
                                           ------------       -----------
Net income (loss) attributable
to common stockholders                     $       (935)      $      3,349
                                           ------------       ------------

Weighted average shares outstanding
used in computing basic net income
(loss) per share                                 27,174             30,424

Weighted average common equivalent shares
outstanding:
     employee stock options and warrants             --              2,850
                                           ------------       ------------
Total weighted average common and
     common equivalent shares outstanding
     used in computing diluted net income
     (loss) per share                            27,174             33,274
                                           ------------       ------------
Basic net income (loss) per share          $      (0.03)      $       0.11
                                           ============       ============
Diluted net income (loss) per share        $      (0.03)      $       0.10
                                           ============       ============

Options to purchase 129,000 and 1.4 million shares for the 3 months ended March 31, 2000 and 2001, respectively, were outstanding but were not included in the computations of diluted EPS because the exercise price of the options was greater than the average market price of the common stock for the period reported.

NOTE 5 - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. For the three months ended March 31, 2000 and 2001, there was no difference between comprehensive income
(loss) and net income (loss).

NOTE 6 - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") as amended by SAB 101A and SAB 101B. SAB 101 summarize the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted SAB 101 in fiscal year 2000 without a material impact on it's financial position or results of operations.

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

                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                   ----------------------------------------------------------
                                             2000                              2001
                                   ------------------------          ------------------------
                                                     GROSS                             GROSS
                                   REVENUE          MARGIN           REVENUE          MARGIN
                                   -------          -------          -------          -------

Operating Segments:
SiteMinder software                $ 4,762          $ 4,413          $18,772          $17,886
                                   -------          -------          -------          -------
SiteMinder services:
  Maintenance                          326              326            2,647            2,097
  Training and consulting              928              168            3,546              215
                                   -------          -------          -------          -------
                                     1,254              494            6,193            2,312
                                   -------          -------          -------          -------
Other
  Software and related
    products                           305              113              713              171
  Services                             425              238              358              199
                                   -------          -------          -------          -------
                                       730              351            1,071              370
                                   -------          -------          -------          -------
  Totals                           $ 6,746          $ 5,258          $26,036          $20,568
                                   =======          =======          =======          =======

NOTE 8 - In July 2000, the Board of Directors approved a three for two stock split of the Company's common stock in the form of a stock dividend which was effective September 1, 2000 for all holders of record as of August 18, 2000. All common share data presented in this 10-Q have been adjusted for the stock split.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

     Until recently, we have incurred substantial losses. We cannot predict if we will remain profitable for any substantial period of time. Failure to maintain levels of profitability as expected by investors may adversely affect the market price of our common stock. In the three months ended March 31, 2001, we had net income of $3.3 million. As a result of historical operating losses, at March 31, 2001, we had an accumulated deficit of $18.7 million. We have continued to invest in all areas, particularly in research and development and sales and marketing, in order to execute our business plan. Although we have experienced revenue growth in connection with SiteMinder in recent periods, the growth has been off of a small base, and it is unlikely that the recent growth rates are sustainable.

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

     Our quarterly revenues may fluctuate for several reasons, including the following:

     - customers choosing to push out their purchase commitment or purchase in smaller than expected quantities due to a general slowdown in the economy;

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

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MARKET SITEMINDER AND RELATED SERVICES SUCCESSFULLY.

     The sale of SiteMinder licenses and related services provides a substantial majority of our total revenues. These sales accounted for 96% of our total revenues for the three months ended March 31, 2001. We expect that our future financial performance will depend on SiteMinder sales. Prior to the release of SiteMinder 3.0 in June 1998, there had been very few commercial installations of SiteMinder. Since June 1998, commercial deployments of SiteMinder have grown to include not only business-to-business, e-business applications, but large intranet and multi-million user business-to-consumer deployments, as well. Broad market acceptance of SiteMinder will depend on the development of the market for secure portal management, including usage of SiteMinder for business-to-consumer applications, and customer demand for the specific functionality of SiteMinder. We cannot be sure that either will occur. Like most technology products at an early stage of development, SiteMinder may require extensive reengineering or upgrading if it fails to meet the performance needs or expectations of our customers when shipped or contains significant software defects or bugs. If we fail in marketing SiteMinder products and services, for whatever reason, our business would be harmed.

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

WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

     The market for secure user management products and services is relatively immature and highly competitive. We expect the level of competition to increase as a result of the anticipated growth of e-commerce. Until recently, our primary source of competition was from secure user management software developed in-house. In addition, we have faced competition from web development professional services organizations. Today our primary competitors include IBM, Securant, Entrust, Open Network, Baltimore Technology and many early-stage companies. In addition, a number of other security and software companies have indicated that they offer products which may compete with ours. We expect that additional competitors will emerge in the future. Current and potential competitors have established, or may in the future establish, cooperative relationships with third parties to increase the availability of their products to the marketplace. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Potential competitors may have significantly greater financial, marketing, technical and other competitive resources than we have. If, in the future, a competitor chooses to bundle a competing secure user management product with other e-commerce applications, the demand for our products might be substantially reduced. Many of these factors are out of our control, and there can be no assurance that we can maintain or enhance our competitive position against current and future competitors.

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

OUR FAILURE TO MANAGE OUR RAPID GROWTH EFFECTIVELY COULD HURT OUR BUSINESS.

     Our failure to manage our rapid growth effectively could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. We have been experiencing a period of rapid growth that has been placing a significant strain on all of our resources. From December 31, 2000 to March 31, 2001, the number of our employees increased from 292 to 394. To manage future growth effectively we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

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


RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto:

                                                                               PERIOD TO PERIOD %
                                                                               INCREASE (DECREASE)
                                                   % OF TOTAL REVENUES         THREE MONTHS ENDED
FOR THE THREE MONTHS                                                                MARCH 31,
ENDED MARCH 31, 2001                            2000                2001          2000 VS. 2001
                                          ----------------    ---------------- --------------------
Revenues:
  SiteMinder software                               71%                 72%               294%
  SiteMinder services                               18                  24                394
  Other                                             11                   4                 47
                                              --------            --------           --------
     Total revenues                                100                 100                286
                                              --------            --------           --------
Cost of Revenues:
  Cost of SiteMinder software                        5                   3                154
  Cost of SiteMinder services                       11                  15                411
  Cost of other                                      6                   3                 85
                                              --------            --------           --------
     Total cost of revenues                         22                  21                267
                                              --------            --------           --------
Gross profit                                        78                  79                291

Selling, general and administrative
expenses (including non-cash stock
compensation of 5.2% and 0% of revenue
for the three months ended March 31,
2000 and 2001, respectively                         88                  56                144

Research and development costs                      22                  15                166
                                              --------            --------           --------
Income (loss) from operations                      (32)                  8                201

Interest income                                     18                   6                 23
                                              --------            --------           --------
Income (loss) before provision for
income taxes                                       (14)                 14                492
                                              --------            --------           --------
Provision for income taxes                          --                   1                N/A
                                              --------            --------           --------

Net income (loss)                                  (14)%                13%               458%
                                              ========            ========           ========

     Revenues. Total revenues increased by $19.3 million, or 286%, to $26.0 million in the three months ended March 31, 2001, from $6.7 million in the three months ended March 31, 2000.

     SiteMinder software revenues increased by $14.0 million, or 294%, to $18.8 million in the three months ended March 31, 2001, from $4.8 million in the three months ended March 31, 2000. This increase is due to the continued increase in market awareness and the acceptance of the SiteMinder product and expansion of our sales organization.

     SiteMinder services revenues increased by $4.9 million, or 394%, to $6.2 million in the three months ended March 31, 2001, from $1.3 million in the three months ended March 31, 2000. This increase reflects the continued growth in the installed base of SiteMinder software licenses and the increasing demand to provide installation and integration services for customers.

     Other revenues increased by $341,000, or 47%, to $1.1 million in the three months ended March 31, 2001, from $730,000 in the three months ended March 31, 2000.

     Cost of revenues. Total cost of revenue increased by $4.0 million or 267%, to $5.5 million in three months ended March 31, 2001, from $1.5 million in the three months ended March 31, 2000.

     Cost of SiteMinder software increased by $537,000, or 154%, to $886,000 in the three months ended March 31, 2001 from $349,000 in the three months ended March 31, 2000. The increase is primarily the result of increased volumes associated with SiteMinder Software revenue.

     Cost of SiteMinder services increased by $3.1 million or 411%, to $3.9 million in the three months ended March 31, 2001 from $760,000 in the three months ended March 31, 2000. The increase is primarily due to growth in personnel related expenses for our consulting and education organizations as a result of increased SiteMinder service revenues.

     Cost of other increased by $322,000 or 85%, to $701,000 in the three months ended March 31, 2001 from $379,000 in the three months ended March 31, 2000. This increase is primarily due to the proportional growth in other revenues for the same period, coupled with higher costs associated with reselling third party products.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $8.5 million, or 144%, to $14.5 million in the three months ended March 31, 2001, from $5.9 million in the three months ended March 31, 2000. This increase is primarily a result of our continuing to build our sales and marketing infrastructure to support planned growth in sales of our SiteMinder product and services. We expect to increase the amount spent on selling, general and administrative expenses in the foreseeable future as we continue to expand our market presence both domestically and internationally, and continue to invest in supporting infrastructure. Included within selling, general and administrative expenses is a non-cash stock compensation expense of $353,000 for the three months ended March 31, 2000. There is no non-cash stock compensation expense for the three months ended March 31, 2001. This expense represents the compensation charge for a common stock warrant for 100,000 shares issued to a director in connection with the January 1998 preferred stock financing. The warrant was accounted for as a variable award, and as a result, the expense primarily related to the increase in the fair value of the Company's common stock during the respective periods. The expense was recognized over the vesting period until the warrant was exercised. As of June 30, 2000 these warrants were fully exercised.

     Research and development costs. Research and development costs increased by $2.5 million, or 166%, to $4.0 million in the three months ended March 31, 2001, from $1.5 million in the three months ended March 31, 2000. The increase was primarily due to our continued development of SiteMinder and AffiliateMinder and our increase in research and development personnel. We expect to increase the amount spent on research and development in the foreseeable future as we continue to develop and enhance our product line to address the evolving needs of customers deploying large-scale and transaction-based e-commerce applications.

     Interest income. Interest income increased by $284,000, to $1.5 million in the three months ended March 31, 2001, from $1.2 million in the three months ended March 31, 2000. This increase is mainly attributable to a higher average cash balance in the three months ended March 31, 2001.

     Provision for income taxes. Provision for income taxes for the three months ended March 31, 2001 was $315,000. The provision is lower than the statutory rate due to a reduction in the valuation allowance related to federal net operating loss carryforwards. The resulting provision relates primarily to state and foreign taxes. For the three months ended March 31, 2000 we had no provision for income taxes due to the Company's loss position for the period.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities in the three months ended March 31, 2001 was $1.0 million, primarily due to net income and increases in deferred revenue and other accrued expenses and partially offset by an increase in accounts receivable and a decrease in accrued compensation and benefits.

Cash used for investing activities was $1.7 million in the three months ended March 31, 2001. Investing activities for the period consisted primarily of the purchases of equipment and software, consisting largely of computer servers, workstations, networking equipment and business application software.

Cash provided by financing activities in the three months ended March 31, 2001 was $3.0 million which primarily related to the exercise of stock options.

     As of March 31, 2001, our primary financial commitments consisted of obligations outstanding under operating leases.

     As of March 31, 2001, we had cash and cash equivalents totaling $118.1 million and working capital of $117.5 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Not Applicable

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NETEGRITY, INC.

Date: May 11, 2001               By: /s/ Barry N. Bycoff
                                    --------------------------------------------
                                 Barry N. Bycoff
                                 President, Chief Executive Officer, Director
                                 and Chairman of the Board

Date: May 11, 2001               By: /s/ James E. Hayden
                                    --------------------------------------------
                                 James E. Hayden
                                 Vice President, Finance and
                                 Administration, and Chief
                                 Financial Officer