Form 10-Q
period 2001-06-30
NETEGRITY INC
filed 2001-08-09
CIK 840824

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes No [ ]

As of August 6, 2001 there were 31,196,903 shares of Common Stock outstanding, exclusive of Treasury stock.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS


Facing Sheet..............................................................    1

Table of Contents.........................................................    2

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of December 31, 2000 and
           June 30, 2001..................................................    3

         Consolidated Statements of Operations for the three months
           ended June 30, 2000 and 2001...................................    4

         Consolidated Statements of Operations for the six months
           ended June 30, 2000 and 2001...................................    5

         Consolidated Statements of Cash Flows for the six months
           ended June 30, 2000 and 2001...................................    6

         Notes to Consolidated Financial Statements.......................    7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................    9

Item 3. Quantitative and Qualitative Disclosures About Market Risk........   19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................   20

Item 2.  Changes in Securities............................................   20

Item 3.  Defaults upon Senior Securities..................................   20

Item 4.  Submission of Matters to a Vote of Security Holders..............   20

Item 5.  Other Information................................................   20

Item 6.  Exhibits.........................................................   20

SIGNATURES................................................................   20

                         PART I. - FINANCIAL INFORMATION

                                 NETEGRITY, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    DECEMBER 31,      JUNE 30,
                                                       2000             2001
                                                                    (UNAUDITED)
                                                     ---------       ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...................      $ 115,747       $ 112,333
  Accounts receivable-trade, net of allowances
   of $951 and $1,383 at December 31, 2000
   and June 30, 2001, respectively.............         15,758          21,408
  Prepaid expenses and other current assets ...          1,305           1,839
                                                     ---------       ---------
     Total current assets .....................        132,810         135,580
Property and equipment, net ...................          4,528           7,335
Long-term marketable securities................             --          10,640
Restricted cash ...............................            942             620
Other assets ..................................             99             157
                                                     ---------       ---------
     Total Assets .............................      $ 138,379       $ 154,332
                                                     =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable-trade ......................          1,698           1,394
  Accrued compensation and benefits ...........          7,695           6,028
  Other accrued expenses ......................          2,608           4,965
  Deferred revenue ............................          8,479          11,243
                                                     ---------       ---------
     Total Current Liabilities ................         20,480          23,630

STOCKHOLDERS' EQUITY:
  Common stock, voting, $.01 par value;
    55,000 shares authorized; 30,184 shares
    issued and 30,147 shares outstanding at
    December  31, 2000; 31,170 shares issued
    and 31,132 outstanding at June 30, 2001 ...            302             312

  Additional paid-in capital ..................        139,886         146,128
  Accumulated other comprehensive income.......             --             101
  Accumulated deficit .........................        (22,075)        (15,625)
  Loan to officer .............................           (130)           (130)
                                                     ---------       ---------
                                                       117,983         130,786
Less -- Treasury stock, at cost: 38 shares ....            (84)            (84)
                                                     ---------       ---------
     Total Stockholders' Equity ...............        117,899         130,702
                                                     ---------       ---------
     Total Liabilities and Stockholders' Equity      $ 138,379       $ 154,332
                                                     =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 FOR THE THREE MONTHS ENDED JUNE 30,
                                                       2000           2001
                                                     --------       --------
Revenues:
  SiteMinder software .........................      $  6,848       $ 16,054
  SiteMinder services .........................         2,699          7,913
  Other .......................................           949            793
                                                     --------       --------
  Total revenues ..............................        10,496         24,760
Cost of SiteMinder software ...................           483            482
Cost of SiteMinder services ...................         1,562          3,767
Cost of other .................................           606            447
                                                     --------       --------
  Total cost of revenues ......................         2,651          4,696
                                                     --------       --------
Gross profit ..................................         7,845         20,064
Selling, general and administrative
expenses.......................................         7,405         13,893
Research and development costs ................         1,862          4,053
                                                     --------       --------

Income (loss) from operations .................        (1,422)         2,118
Interest income ...............................         1,316          1,275
                                                     --------       --------
Income (loss) before provision for income taxes      $   (106)      $  3,393
Provision for income taxes ....................            --            292
                                                     --------       --------
Net income (loss) .............................      $   (106)      $  3,101
                                                     ========       ========
Net income (loss) per share attributable to
common stockholders:
  Basic .......................................      $   0.00       $   0.10
  Diluted .....................................      $   0.00       $   0.09
Weighted average shares outstanding:
  Basic .......................................        29,147         30,914
  Diluted .....................................        29,147         32,962

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  FOR THE SIX MONTHS ENDED JUNE 30,
                                                       2000           2001
                                                     --------       --------
Revenues:
  SiteMinder software .........................      $ 11,611       $ 34,826
  SiteMinder services .........................         3,952         14,106
  Other .......................................         1,679          1,864
                                                     --------       --------
  Total revenues ..............................        17,242         50,796
Cost of SiteMinder software ...................           833          1,367
Cost of SiteMinder services ...................         2,322          7,648
Cost of other .................................           984          1,148
                                                     --------       --------
  Total cost of revenues ......................         4,139         10,163
                                                     --------       --------
Gross profit ..................................        13,103         40,633
Selling, general and administrative
 expenses......................................        13,328         28,342
Research and development costs ................         3,348          8,008
                                                     --------       --------

Income (loss) from operations .................        (3,573)         4,283
Interest income ...............................         2,532          2,774
                                                     --------       --------
Income (loss) before provision for income taxes      $ (1,041)      $  7,057
Provision for income taxes ....................            --            607
                                                     --------       --------
Net income (loss) .............................      $ (1,041)      $  6,450
                                                     ========       ========
Net income (loss) per share attributable to
common stockholders:
  Basic .......................................      $  (0.04)      $   0.21
  Diluted .....................................      $  (0.04)      $   0.19
Weighted average shares outstanding:
  Basic .......................................        28,187         30,670
  Diluted .....................................        28,187         33,124


                                 NETEGRITY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                                         2000           2001
                                                      ----------      ---------
OPERATING ACTIVITIES:
Net income (loss) ..............................      $  (1,041)      $   6,450
Adjustments to reconcile net loss to net cash
 provided by (used for) operating activities:
   Depreciation and amortization ...............            382           1,186
   Provision for doubtful accounts receivable ..            350             432
   Compensation expense related to warrant .....            292              --
 Changes in operating assets and liabilities:
   Accounts receivable .........................         (4,283)         (6,082)
   Prepaid expenses and other current assets ...           (545)           (534)
   Other assets ................................            (47)            (58)
   Accounts payable-trade ......................           (118)           (304)
   Accrued compensation and benefits ...........          3,340          (1,667)
   Other accrued expenses ......................            517           2,357
   Deferred revenue ............................          4,214           2,764
                                                      ---------       ---------
Net cash provided by (used for) operating
 activities.....................................          3,061           4,544
                                                      ---------       ---------

INVESTING ACTIVITIES:
Restricted cash.................................           (943)            322
Purchases of property and equipment.............         (1,982)         (3,987)
Purchases of marketable securities..............             --         (10,640)
                                                      ---------       ---------
Net cash used for investing activities .........         (2,925)        (14,305)
                                                      ---------       ---------

FINANCING ACTIVITIES:
Issuance of common stock under stock plans .....          4,959           6,252
                                                      ---------       ---------
Net cash provided by financing activities ......          4,959           6,252
Effect of exchange rate changes on cash and
cash equivalents................................             --              95
                                                      ---------       ---------
Net change in cash and cash equivalents ........          5,095          (3,414)
Cash and cash equivalents at beginning of period        102,879         115,747
                                                      ---------       ---------
Cash and cash equivalents at end of period .....      $ 107,974       $ 112,333
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

The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the remainder of the year ending December 31, 2001.

NOTE 2 - Cash equivalents are stated at cost plus accrued interest, which approximates market value, and have maturities of three months or less at the date of purchase.

Marketable securities are classified as held-to-maturity, as the Company has the intent and ability to hold to maturity. Marketable securities are reported at amortized cost. Cash equivalents and marketable securities are invested in high-quality credit instruments, primarily U.S. Government obligations and corporate obligations. As of June 30, 2001, the Company's marketable securities have remaining contractual maturities ranging from 485 to 654 days.

NOTE 3 - The Company's revenues are primarily generated from the sale of its proprietary SiteMinder products and services and from licensing the rights to use software products developed by Checkpoint Software Technologies, Ltd. to end users and resellers. The Company generates its services revenue from consulting and training services performed for customers and from support (i.e., maintenance). Revenues from software license agreements are recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable and collection is reasonably assured. The Company does not offer a right of return on its products. Revenues may include multiple software products and services sold together; these are allocated to each element based on the residual method in accordance with Statement of Position No. 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient vendor specific objective evidence for professional services, training and maintenance and support services. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services. Revenues for maintenance are recognized ratably over the term of the support period. Revenues from consulting and training services are recognized as the services are performed.

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

The following table sets forth basic and diluted income (loss) per share computational data for the periods presented (in thousands, except per share data):

                                                     (IN THOUSANDS)
                                            FOR THE THREE MONTHS ENDED JUNE 30,
                                            -----------------------------------
                                                 2000           2001
                                               ---------      --------
Net income (loss) attributable
to common stockholders ..................      $   (106)      $  3,101
                                               --------       --------

Weighted average shares outstanding
used in computing basic net income
(loss) per share ........................        29,147         30,914

Weighted average common equivalent
 shares outstanding:
  employee stock options and warrants ...            --          2,048
                                               --------       --------
Total weighted average common and
     common equivalent shares outstanding
     used in computing diluted net income
     (loss) per share ...................        29,147         32,962
                                               --------       --------
Basic net income (loss) per share .......      $   0.00       $   0.10
                                               ========       ========
Diluted net income (loss) per share .....      $   0.00       $   0.09
                                               ========       ========

                                                    (IN THOUSANDS)
                                           FOR THE SIX MONTHS ENDED JUNE 30,
                                           ---------------------------------
                                                 2000           2001
                                               --------       --------
Net income (loss) attributable
to common stockholders ..................      $ (1,041)      $  6,450
                                               --------       --------

Weighted average shares outstanding
used in computing basic net income
(loss) per share ........................        28,187         30,670

Weighted average common equivalent
 shares outstanding:
   employee stock options and warrants ..            --          2,454
                                               --------       --------
Total weighted average common and
     common equivalent shares outstanding
     used in computing diluted net income
     (loss) per share ...................        28,187         33,124
                                               --------       --------
Basic net income (loss) per share .......      $  (0.04)      $   0.21
                                               ========       ========
Diluted net income (loss) per share .....      $  (0.04)      $   0.19
                                               ========       ========

Options to purchase a total of 5.9 million weighted shares outstanding for the three months ended June 30, 2000 and 6.0 million weighted shares outstanding for the six months ended June 30, 2000 were outstanding but were not included in the computation of diluted EPS because the options are anti-dilutive, as the Company was in a net loss position. Options to purchase 3.3 million weighted shares outstanding for the three months ended June 30, 2001 and 2.3 million weighted shares outstanding for the six months ended June 30, 2001 were outstanding but were not included in the computations of diluted EPS because the exercise price of the options was greater than the average market price of the common stock for the period reported.

NOTE 5 - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. For the three and six months ended June 30, 2000, the comprehensive loss does not differ from the reported loss. For the three and six months ended June 30, 2001, the difference between the comprehensive income of $3.2 million and $6.6 million, respectively, and the net income is due to the effect of the Company's cumulative translation adjustment.

NOTE 6 - In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") as amended by SAB 101A and SAB 101B. SAB 101 summarizes the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted SAB 101 in fiscal year 2000 without a material impact on it's financial position or results of operations.

NOTE 7 - In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. Statement No. 142 discusses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Beginning on January 1, 2002, with the adoption of Statement No. 142, goodwill and certain purchased intangibles existing on June 30, 2001, will no longer be subject to amortization over their estimated useful life. Rather the goodwill and certain purchased intangibles will be subject to an assessment for impairment. The provisions of Statement No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not anticipate the adoption of these statements to have an impact on its financial statements.

NOTE 8 - The Company considers that it has the following five reportable operating segments based on differences in products and services. Operating segments are defined as components of the enterprise about which separate financial information is available that is reviewed regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing their performance. The Company evaluates the performance of each reportable segment based on gross margins. Summarized financial information is as follows (in thousands):

                                    FOR THE THREE MONTHS ENDED JUNE 30,
                                      2000                      2001
                               --------------------      --------------------
                                            GROSS                     GROSS
                               REVENUE      MARGIN       REVENUE      MARGIN
                               -------      -------      -------      -------
Operating Segments:
SiteMinder software .....      $ 6,848      $ 6,365      $16,054      $15,572
                               -------      -------      -------      -------
SiteMinder services:
  Maintenance ...........          636          636        3,185        2,607
  Training and consulting        2,063          501        4,728        1,539
                               -------      -------      -------      -------
                                 2,699        1,137        7,913        4,146
                               -------      -------      -------      -------
Other
  Software and related
    products ............          558          133          358           86
  Services ..............          391          210          435          260
                               -------      -------      -------      -------
                                   949          343          793          346
                               -------      -------      -------      -------
  Totals ................      $10,496      $ 7,845      $24,760      $20,064
                               =======      =======      =======      =======

                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                       2000                      2001
                               --------------------      -------------------
                                GROSS                                  GROSS
                               REVENUE      MARGIN       REVENUE      MARGIN
                               -------      -------      -------      -------
Operating Segments:
SiteMinder software .....      $11,611      $10,778      $34,826      $33,459
                               -------      -------      -------      -------
SiteMinder services:
  Maintenance ...........          961          961        5,832        4,705
  Training and consulting        2,991          669        8,274        1,753
                               -------      -------      -------      -------
                                 3,952        1,630       14,106        6,458
                               -------      -------      -------      -------
Other
  Software and related
    products ............          863          246        1,071          257

  Services ..............          816          449          793          459
                               -------      -------      -------      -------
                                 1,679          695        1,864          716
                               -------      -------      -------      -------
  Totals ................      $17,242      $13,103      $50,796      $40,633
                               =======      =======      =======      =======

NOTE 9 - In July 2000, the Board of Directors approved a three for two stock split of the Company's common stock in the form of a stock dividend which was effective September 1, 2000 for all holders of record as of August 18, 2000. All common share data presented in this 10-Q have been adjusted for the stock split.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

    Until recently, we have incurred substantial losses. We cannot predict if we will remain profitable for any substantial period of time. Failure to maintain levels of profitability as expected by investors may adversely affect the market price of our common stock. In the three months ended March 31, 2001, we had net income of $3.3 million; in the six months ended June 30, 2001, we had net income of $6.5 million. As a result of historical operating losses, at June 30, 2001, we had an accumulated deficit of $15.6 million. We have continued to invest in all areas, particularly in research and development and sales and marketing, in order to execute our business plan. Although we have experienced revenue growth in connection with SiteMinder in recent periods, the growth has been off of a small base, and it is unlikely that the recent growth rates are sustainable.

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

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MARKET SITEMINDER AND RELATED SERVICES SUCCESSFULLY.

    The sale of SiteMinder licenses and related services provides a substantial majority of our total revenues. These sales accounted for 96% of our total revenues for the six months ended June 30, 2001. We expect that our future financial performance will depend on SiteMinder sales. Prior to the release of SiteMinder 3.0 in June 1998, there had been very few commercial installations of SiteMinder. Since June 1998, commercial deployments of SiteMinder have grown to include not only business-to-business, e-business applications, but large intranet and multi-million user business-to-consumer deployments, as well. Broad market acceptance of SiteMinder will depend on the development of the market for secure portal management, including usage of SiteMinder for business-to-consumer applications, and customer demand for the specific functionality of SiteMinder. We cannot be sure that either will occur. Like most technology products at an early stage of development, SiteMinder may require extensive reengineering or upgrading if it fails to meet the performance needs or expectations of our customers when shipped or contains significant software defects or bugs. If we fail in marketing SiteMinder products and services, for whatever reason, our business would be harmed.

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

WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

    The market for secure user management products and services is relatively immature and highly competitive. We expect the level of competition to increase as a result of the anticipated growth of e-commerce. Until recently, our primary source of competition was from secure user management software developed in-house. In addition, we have faced competition from web development professional services organizations. Today our primary competitors include IBM, Securant, Entrust, Open Network, Baltimore Technology, Oblix, Novell and many early-stage companies. In addition, a number of other security and software companies have indicated that they offer products which may compete with ours. We expect that additional competitors will emerge in the future. Current and potential competitors have established, or may in the future establish, cooperative relationships with third parties to increase the availability of their products to the marketplace. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Potential competitors may have significantly greater financial, marketing, technical and other competitive resources than we have. If, in the future, a competitor chooses to bundle a competing secure user management product with other e-commerce applications, the demand for our products might be substantially reduced. Many of these factors are out of our control, and there can be no assurance that we can maintain or enhance our competitive position against current and future competitors.

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

OUR FAILURE TO MANAGE OUR RAPID GROWTH EFFECTIVELY COULD HURT OUR BUSINESS.

    Our failure to manage our rapid growth effectively could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. We have been experiencing a period of rapid growth that has been placing a significant strain on all of our resources. From December 31, 2000 to June 30, 2001, the number of our employees increased from 292 to 417. To manage future growth effectively we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

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

AS WE CONTINUE TO EXPAND OUR INTERNATIONAL OPERATIONS, WE WILL FACE CONTINUED RISKS TO OUR SUCCESS.

    We intend to continue to expand our international operations in the future. This expansion will require additional resources and management attention, and will subject us to increased regulatory, economic and political risks. We have very little experience in international markets. As a result, we cannot be sure that our continued expansion into global markets will besuccessful. In addition, we will face increased risks in doing business internationally. These risks could reduce demand for our products and services, increase the prices at which we can sell our products and services, or otherwise have an adverse effect on our operating results. Among the risks we believe are most likely to affect us are:

    -    longer decision making cycles

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

RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto:


                                                  % OF TOTAL REVENUES        PERIOD TO PERIOD %
                                              -------------------------      INCREASE (DECREASE)
                                                                             THREE MONTHS ENDED
        FOR THE THREE MONTHS                                                     JUNE 30,
        ENDED JUNE 30, 2001                     2000             2001          2000 VS. 2001
        --------------------                  -------           -------      ------------------
Revenues:
  SiteMinder software ..............              65%               65%             134%
  SiteMinder services ..............              26                32              193
  Other ............................               9                 3              (16)
                                              ------            ------           ------
     Total revenues ................             100               100              136
                                              ------            ------           ------
Cost of Revenues:
  Cost of SiteMinder software ......               5                 2               --
  Cost of SiteMinder services ......              14                15              141
  Cost of other ....................               6                 2              (26)
                                              ------            ------           ------
     Total cost of revenues ........              25                19               77
                                              ------            ------           ------
Gross profit .......................              75                81              156

Selling, general and administrative
expenses (including non-cash stock
compensation of 1% and 0% of revenue
for the three months ended June 30,
2000 and 2001, respectively ........              71                56               88

Research and development costs .....              18                16              118
                                              ------            ------           ------
Income (loss) from operations ......             (14)                9              249

Interest income ....................              13                 5               (3)
                                              ------            ------           ------
Income (loss) before provision for
income taxes .......................              (1)               14            3,301
                                              ------            ------           ------
Provision for income taxes .........              --                 1              N/A
                                              ------            ------           ------

Net income (loss) ..................              (1)%              13%           3,025%
                                              ======            ======           ======

    Revenues. Total revenues increased by $14.3 million, or 136%, to $24.8 million in the three months ended June 30, 2001, from $10.5 million in the three months ended June 30, 2000.

    SiteMinder software revenues increased by $9.2 million, or 134%, to $16.1 million in the three months ended June 30, 2001, from $6.8 million in the three months ended June 30, 2000. This increase is due to the continued increase in market awareness and the acceptance of the SiteMinder product and expansion of our sales organization.

    SiteMinder services revenues increased by $5.2 million, or 193%, to $7.9 million in the three months ended June 30, 2001, from $2.7 million in the three months ended June 30, 2000. This increase reflects the continued growth in the installed base of SiteMinder software licenses and the increasing demand to provide installation and integration services for customers.

    Other revenues decreased by $156,000, or 16%, to $793,000 in the three months ended June 30, 2001, from $949,000 in the three months ended June 30, 2000.

    Cost of revenues. Total cost of revenue increased by $2.0 million or 77%, to $4.7 million in three months ended June 30, 2001, from $2.7 million in the three months ended June 30, 2000.

    Cost of SiteMinder software decreased by $1,000 to $482,000 in the three months ended June 30, 2001 from $483,000 in the three months ended June 30, 2000. This variance is primarily due to the proportional increase in software revenues for the same period offset by lower proportional royalty and production costs.

    Cost of SiteMinder services increased by $2.2 million or 141%, to $3.8 million in the three months ended June 30, 2001 from $1.6 million in the three months ended June 30, 2000. The increase is primarily due to growth in personnel related expenses for our consulting and education organizations as a result of increased SiteMinder service revenues.

    Cost of other decreased by $159,000 or 26%, to $447,000 in the three months ended June 30, 2001 from $606,000 in the three months ended June 30, 2000. This decrease is primarily due to the proportional decrease in other revenues for the same period, coupled with lower costs associated with reselling third party products.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased by $6.5 million, or 88%, to $13.9 million in the three months ended June 30, 2001, from $7.4 million in the three months ended June 30, 2000. This increase is primarily a result of our continuing to build our sales and marketing infrastructure to support planned growth in sales of our SiteMinder product and services.

    Research and development costs. Research and development costs increased by $2.2 million, or 118%, to $4.1 million in the three months ended June 30, 2001, from $1.9 million in the three months ended June 30, 2000. The increase was primarily due to our continued development of SiteMinder, Secure Reverse Proxy, TransactionMinder and AffiliateMinder and our increase in research and development personnel.

    Interest income. Interest income decreased by $41,000, to $1.3 million in the three months ended June 30, 2001, from $1.3 million in the three months ended June 30, 2000. This decrease is mainly attributable to a lower average interest rate in the three months ended June 30, 2001.

    Provision for income taxes. Provision for income taxes for the three months ended June 30, 2001 was $292,000. The provision is lower than the statutory rate due to a reduction in the valuation allowance related to federal net operating loss carryforwards. The resulting provision relates primarily to state and foreign taxes. For the three months ended June 30, 2000 we had no provision for income taxes due to the Company's loss position for the period.

RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto:


                                               % OF TOTAL REVENUES      PERIOD TO PERIOD %
                                              ---------------------    INCREASE (DECREASE)
                                                                        SIX MONTHS ENDED
          FOR THE SIX MONTHS                                                JUNE 30,
         ENDED JUNE 30, 2001                   2000           2001        2000 VS. 2001
         -------------------                  ------          -----    -------------------
Revenues:
  SiteMinder software ..............            67%             69%           200%
  SiteMinder services ..............            23              28            257
  Other ............................            10               3             11
                                              ----            ----           ----
     Total revenues ................           100             100            195
                                              ----            ----           ----
Cost of Revenues:
  Cost of SiteMinder software ......             5               3             64
  Cost of SiteMinder services ......            13              15            229
  Cost of other ....................             6               2             17
                                              ----            ----           ----
     Total cost of revenues ........            24              20            146
                                              ----            ----           ----
Gross profit .......................            76              80            210

Selling, general and administrative
expenses (including non-cash stock
compensation of 2% and 0% of revenue
for the three months ended June 30,
2000 and 2001, respectively ........            78              56            113

Research and development costs .....            19              16            139
                                              ----            ----           ----
Income (loss) from operations ......           (21)              8            220

Interest income ....................            15               6             10
                                              ----            ----           ----
Income (loss) before provision for
income taxes .......................            (6)             14            778
                                              ----            ----           ----
Provision for income taxes .........            --               1            N/A
                                              ----            ----           ----

Net income (loss) ..................            (6)%            13%           720%
                                              ====            ====           ====

    Revenues. Total revenues increased by $33.6 million, or 195%, to $50.8 million in the six months ended June 30, 2001, from $17.2 million in the six months ended June 30, 2000.

    SiteMinder software revenues increased by $23.2 million, or 200%, to $34.8 million in the six months ended June 30, 2001, from $11.6 million in the six months ended June 30, 2000. This increase is due to the continued increase in market awareness and the acceptance of the SiteMinder product and expansion of our sales organization.

    SiteMinder services revenues increased by $10.2 million, or 257%, to $14.1 million in the six months ended June 30, 2001, from $4.0 million in the six months ended June 30, 2000. This increase reflects the continued growth in the installed base of SiteMinder software licenses and the increasing demand to provide installation and integration services for customers.

    Other revenues increased by $185,000, or 11%, to $1.9 million in the six months ended June 30, 2001, from $1.7 million in the six months ended June 30, 2000.

    Cost of revenues. Total cost of revenue increased by $6.0 million or 146%, to $10.2 million in six months ended June 30, 2001, from $4.1 million in the six months ended June 30, 2000.

    Cost of SiteMinder software increased by $534,000 or 64% to $1.4 million in the six months ended June 30, 2001 from $833,000 in the six months ended June 30, 2000. This variance is primarily due to the proportional increase in software revenues for the same period offset by lower proportional royalty and production costs.

    Cost of SiteMinder services increased by $5.3 million or 229%, to $7.6 million in the six months ended June 30, 2001 from $2.3 million in the six months ended June 30, 2000. The increase is primarily due to growth in personnel related expenses for our consulting and education organizations as a result of increased SiteMinder service revenues.

    Cost of other increased by $164,000 or 17%, to $1.1 million in the six months ended June 30, 2001 from $984,000 in the six months ended June 30, 2000. This decrease is primarily due to the proportional decrease in other revenues for the same period, coupled with lower costs associated with reselling third party products.

    Selling, general and administrative expenses. Selling, general and administrative expenses increased by $15.0 million, or 113%, to $28.3 million in the six months ended June 30, 2001, from $13.3 million in the six months ended June 30, 2000. This increase is primarily a result of our continuing to build our sales and marketing infrastructure to support planned growth in sales of our SiteMinder product and services.

    Research and development costs. Research and development costs increased by $4.7 million, or 139%, to $8.0 million in the six months ended June 30, 2001, from $3.3 million in the six months ended June 30, 2000. The increase was primarily due to our continued development of SiteMinder, Secure Reverse Proxy, TransactionMinder and AffiliateMinder and our increase in research and development personnel.

    Interest income. Interest income increased by $242,000, to $2.8 million in the six months ended June 30, 2001, from $2.5 million in the six months ended June 30, 2000. This increase is mainly attributable to a higher average cash balance in the six months ended June 30, 2001.

    Provision for income taxes. Provision for income taxes for the six months ended June 30, 2001 was $607,000. The provision is lower than the statutory rate due to a reduction in the valuation allowance related to federal net operating loss carryforwards. The resulting provision relates primarily to state and foreign taxes. For the six months ended June 30, 2000 we had no provision for income taxes due to the Company's loss position for the period.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities in the six months ended June 30, 2001 was $4.5 million, primarily due to net income and increases in other accrued expenses and deferred revenue and partially offset by an increase in accounts receivable and a decrease in accrued compensation and benefits.

Cash used for investing activities was $14.3 million in the six months ended June 30, 2001. Investing activities for the period consisted primarily of the purchases of equipment and software, consisting largely of computer servers, workstations, networking equipment and business application software coupled with the purchase of long-term marketable securities.

Cash provided by financing activities in the six months ended June 30, 2001 was $6.3 million which primarily related to the exercise of stock options.

    As of June 30, 2001, our primary financial commitments consisted of obligations outstanding under operating leases.

    As of June 30, 2001, we had cash and cash equivalents totaling $112.3 million and working capital of $112.0 million. The Company also had $10.6 million in long-term marketable securities.

    In recent years, we have significantly increased our operating expenses. In the foreseeable future, we expect to maintain our current levels of operating expenses. These operating expenses and capital expenditures will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to our business.

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

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 30, 2001, the Company held its Annual Meeting of Stockholders. At the meeting, Barry N. Bycoff, Paul F. Deninger, Eric R. Giler, Lawrence D. Lenihan, Jr., Michael L. Mark, Ralph B. Wagner were re-elected as Directors to serve in accordance with the bylaws and until their successors are duly chosen and qualify. The voting results were as follows:

     Barry N. Bycoff           For 27,476,832       Withheld  1,844,347
     Paul F. Deninger          For 29,311,796       Withheld      9,383
     Eric R. Giler             For 29,311,196       Withheld      9,383
     Lawrence D. Lenihan, Jr.  For 29,312,048       Withheld      9,131
     Michael L. Mark           For 29,311,448       Withheld      9,731
     Ralph B. Wagner           For 29,311,196       Withheld      9,983

     At the meeting, the stockholders approved an amendment of the 2000 Stock Option Plan increasing the number of shares of common stock reserved issuance thereunder to 2,300,000 shares. The vote was as follows:

     For 12,803,757            Against 12,316,758        Abstain 29,709

     The Stockholders did not approve an amendment of the 2000 Stock Option Plan which would have increased automatically on an annual basis the number of shares of common stock reserved for issuance thereunder. The vote was as follows:

     For 12,094,498            Against 13,026,599        Abstain 29,127

     The Stockholders also approved an amendment of the Certificate of Incorporation of the Company increasing the number of shares of common stock which the Company has the authority to issue from 55,000,000 shares to 135,000,000 shares. The vote was as follows:

     For 21,244,065            Against  8,057,067        Abstain 20,047

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS

Not Applicable

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NETEGRITY, INC.


Date: August 9, 2001                     By: /s/ Barry N. Bycoff
                                            ------------------------------------
                                         Barry N. Bycoff
                                         President, Chief Executive Officer,
                                         Director and Chairman of the Board


Date: August 9, 2001                     By: /s/ James E. Hayden
                                            ------------------------------------
                                         James E. Hayden
                                         Vice President, Finance and
                                         Administration, and Chief Financial
                                         Officer