Form 10-Q
period 2001-09-30
NETEGRITY INC
filed 2001-11-14
CIK 840824

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

  As of November 12, 2001 there were 31,324,276 shares of Common Stock outstanding, exclusive of Treasury stock.

                                    FORM 10-Q

                                QUARTERLY REPORT

                                TABLE OF CONTENTS


Facing Sheet...................................................................................................................  1

Table of Contents..............................................................................................................  2

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets as of December 31, 2000 and September 30, 2001 (unaudited) .....................  3

         Consolidated Condensed Statements of Operations for the three months ended September 30, 2000 and 2001 (unaudited)....  4

         Consolidated Condensed Statements of Operations for the nine months ended September 30, 2000 and 2001 (unaudited).....  5

         Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2000 and 2001 (unaudited).....  6

         Notes to Consolidated Condensed Financial Statements..................................................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations................................. 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................................................ 20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................................... 21

Item 2.  Changes in Securities................................................................................................. 21

Item 3.  Defaults upon Senior Securities....................................................................................... 21

Item 4.  Submission of Matters to a Vote of Security Holders................................................................... 21

Item 5.  Other Information..................................................................................................... 21

Item 6.  Exhibits.............................................................................................................. 21

SIGNATURES..................................................................................................................... 21

                         PART I. - FINANCIAL INFORMATION

                                 NETEGRITY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                                       SEPTEMBER 30,
                                                                                                      DECEMBER 31,         2001
                                                                                                         2000           (UNAUDITED)
                                                                                                      -----------       -----------
ASSETS
CURRENT ASSETS:
  Cash, cash equivalents and marketable securities ...........................................         $ 115,747          $  51,202
  Marketable securities ......................................................................                --             55,109
  Accounts receivable-trade, net of allowances of $951 and $1,853 at December 31, 2000 and
     September 30, 2001, respectively ........................................................            15,758             15,984
  Prepaid expenses and other current assets ..................................................             1,305              1,918
                                                                                                       ---------          ---------
     Total current assets ....................................................................           132,810            124,123
Property and equipment, net ..................................................................             4,528              6,821
Long-term marketable securities ..............................................................                --             20,468
Restricted cash ..............................................................................               942                626
Other assets .................................................................................                99                219
                                                                                                       ---------          ---------
     Total Assets ............................................................................         $ 138,379          $ 152,257
                                                                                                       =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable-trade .....................................................................             1,698              1,210
  Accrued compensation and benefits ..........................................................             7,695              4,723
  Other accrued expenses .....................................................................             2,608              6,461
  Deferred revenue ...........................................................................             8,479             11,190
                                                                                                       ---------          ---------
     Total Current Liabilities ...............................................................            20,480             23,584

STOCKHOLDERS' EQUITY:
  Common stock, voting, $.01 par value; 135,000 shares authorized;
  30,184 shares issued and 30,146 shares outstanding at December 31, 2000;
  31,267 shares issued and 31,229 outstanding at September 30, 2001 ..........................               302                312

  Additional paid-in capital .................................................................           139,886            146,442
  Accumulated other comprehensive income .....................................................                --                150
  Accumulated deficit ........................................................................           (22,075)           (18,017)
  Loan to officer ............................................................................              (130)              (130)
                                                                                                       ---------          ---------
                                                                                                         117,983            128,757
Less -- Treasury stock, at cost: 38 shares ...................................................               (84)               (84)
                                                                                                       ---------          ---------
     Total Stockholders' Equity ..............................................................           117,899            128,673
                                                                                                       ---------          ---------
     Total Liabilities and Stockholders' Equity ..............................................         $ 138,379          $ 152,257
                                                                                                       =========          =========

         The accompanying notes are an integral part of the consolidated condensed financial statements.

                                 NETEGRITY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                         2000              2001
                                                                  -----------------    -------------
Revenues:
  License software .............................................        $ 10,586         $  9,016
  Services .....................................................           3,922            6,780
  Other ........................................................             825              908
                                                                        --------         --------
  Total revenues ...............................................          15,333           16,704
Cost of license software .......................................             695              136
Cost of services ...............................................           2,259            3,027
Cost of other ..................................................             513              522
                                                                        --------         --------
  Total cost of revenues .......................................           3,467            3,685
                                                                        --------         --------
Gross profit ...................................................          11,866           13,019
Selling, general and administrative expenses ...................           9,956           12,275
Research and development costs .................................           2,788            3,857
Non-recurring expenses .........................................              --              603
                                                                        --------         --------
Loss from operations............................................            (878)          (3,716)
Interest income ................................................           1,789            1,324
                                                                        --------         --------
Income (loss) before provision for income taxes ................             911           (2,392)
Provision for income taxes .....................................              --               --
                                                                        --------         --------
Net income (loss) ..............................................        $    911         $ (2,392)
                                                                        ========         ========
Net income (loss) per share attributable to common stockholders:
  Basic ........................................................        $   0.03         $  (0.08)
  Diluted ......................................................        $   0.03         $  (0.08)
Weighted average shares outstanding:
  Basic ........................................................          29,652           31,203
  Diluted ......................................................          34,008           31,203


         The accompanying notes are an integral part of the consolidated condensed financial statements.

                                 NETEGRITY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                          2000             2001
                                                                  -----------------     ----------------
Revenues:
  License software .............................................        $ 22,198         $43,842
  Services .....................................................           7,873          20,887
  Other ........................................................           2,503           2,772
                                                                        --------         -------
  Total revenues ...............................................          32,574          67,501
Cost of license software .......................................           1,528           1,503
Cost of services ...............................................           4,581          10,675
Cost of other ..................................................           1,497           1,671
                                                                        --------         -------
  Total cost of revenues .......................................           7,606          13,849
                                                                        --------         -------
Gross profit ...................................................          24,968          53,652
Selling, general and administrative expenses ...................          23,283          40,617
Research and development costs .................................           6,136          11,865
Non-recurring expenses .........................................              --             603
                                                                        --------         -------

Income (loss) from operations ..................................          (4,451)            567
Interest income ................................................           4,321           4,098
                                                                        --------         -------
Income (loss) before provision for income taxes ................            (130)          4,665
Provision for income taxes .....................................              --             607
                                                                        --------         -------
Net income (loss) ..............................................        $   (130)        $ 4,058
                                                                        ========         =======
Net income (loss) per share attributable to common stockholders:
  Basic ........................................................        $   0.00         $  0.13
  Diluted ......................................................        $   0.00         $  0.12
Weighted average shares outstanding:
  Basic ........................................................          28,676          30,850
  Diluted ......................................................          28,676          32,962

       The accompanying notes are an integral part of the consolidated condensed financial statements

                                 NETEGRITY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                    2000                2001
                                                                                             -----------------     ----------------
OPERATING ACTIVITIES:
Net income (loss) ........................................................................        $    (130)        $   4,058
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization .........................................................              668             1,936
   Provision for doubtful accounts receivable ............................................              717               902
   Compensation expense related to warrant ...............................................              292                --
 Changes in operating assets and liabilities:
   Accounts receivable ...................................................................           (7,981)           (1,128)
   Prepaid expenses and other current assets .............................................             (748)             (613)
   Other assets ..........................................................................              (57)             (120)
   Accounts payable-trade ................................................................              395              (488)
   Accrued compensation and benefits .....................................................            3,059            (2,972)
   Other accrued expenses ................................................................            2,252             3,853
   Deferred revenue ......................................................................            4,604             2,711
                                                                                                  ---------         ---------
Net cash provided by operating activities ................................................            3,071             8,139
                                                                                                  ---------         ---------

INVESTING ACTIVITIES:
Restricted cash ..........................................................................             (942)              316
Purchases of property and equipment ......................................................           (3,044)           (4,223)
Purchases of marketable securities .......................................................               --           (75,317)
                                                                                                  ---------         ---------
Net cash used for investing activities ...................................................           (3,986)          (79,224)
                                                                                                  ---------         ---------

FINANCING ACTIVITIES:
Issuance of common stock under stock plans ...............................................            6,105             6,566
                                                                                                  ---------         ---------
Net cash provided by financing activities ................................................            6,105             6,566
Effect of exchange rate changes on cash and cash equivalents .............................               --               (26)
                                                                                                  ---------         ---------
Net increase (decrease) in cash and cash equivalents .....................................            5,190           (64,545)
Cash and cash equivalents at beginning of period .........................................          102,878           115,747
                                                                                                  ---------         ---------
Cash and cash equivalents at end of period ...............................................        $ 108,068         $  51,202
                                                                                                  =========         =========



       The accompanying notes are an integral part of the consolidated condensed financial statements

                                 NETEGRITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The unaudited financial information furnished herein reflects all adjustments which are of a normal recurring nature, which in the opinion of management are necessary to fairly state the Company's financial position, cash flows and results of operations for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the remainder of the year ending December 31, 2001. This information should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 2000, included in Form 10-K filed on February 28, 2001.

(b) CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash equivalents are stated at cost plus accrued interest, which approximates market value and have maturities of three months or less at the date of purchase. All investments with a maturity greater than three months are accounted for under Financial Accounting Standards Board (FASB) No. 115, Accounting for certain investments in Debt and Equity Securities. The Company determines the appropriate classification at the time of purchase.

Marketable securities are classified as available for sale and are reported at fair value, with any unrealized gains and losses, net of tax, excluded from earnings and reported in a separate component of stockholders' equity. Realized gains and losses are included in other income. Marketable securities are invested in high-quality credit instruments, primarily U.S. Government obligations and corporate bonds. The Company has recorded an unrealized gain on available for sale securities of $170,000 as of September 30, 2001. As of September 30, 2001, the marketable securities have remaining contractual maturities ranging from 111 to 715 days.

The following is a summary of available-for-sale securities as of September 30, 2001:

                                        (In Thousands)
                         ----------------------------------------
                                      Unrealized
                                   ----------------
                         Cost      Gains     Losses    Fair Value
                         ----      -----     ------    ----------
Corporate Bonds        $68,432      $291      $(461)    $68,262
Government Debt
  Securities             7,315        --         --       7,315
                       -------      ----      -----     -------
                       $75,747      $291      $(461)    $75,577
                       =======      ====      ======    =======

(c) REVENUE RECOGNITION

The Company's revenues are primarily generated from the sale of its proprietary SiteMinder products and services and from licensing the rights to use software products developed by Checkpoint Software Technologies, Ltd. to end users and DMS resellers. (Such Checkpoint revenue is included in "other" revenue in the accompanying statement of operations.) The Company generates its services revenue from consulting and training services performed for customers and from support (i.e., maintenance). Revenues from software license agreements are recognized upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable and collection is reasonably assured. The Company does not offer a right of return on its products. Revenues may include multiple software products and services sold together; these are allocated to each element based on the residual method in accordance with Statement of Position No. 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient vendor specific objective evidence for professional services, training and maintenance and support services based on the price when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with professional services, training and maintenance and support services. Revenues for maintenance are recognized ratably over the term of the support period. Revenues from consulting and training services are recognized as the services are performed.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101) as amended by SAB 101A and SAB 101B. SAB 101 summarizes the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted SAB 101 in fiscal year 2000 without a material impact on it's financial position or results of operations.

(d) COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. For the three and nine months ended September 30, 2000, the comprehensive loss does not differ from the reported loss. For the three and nine months ended September 30, 2001, the difference between the comprehensive income (loss) of ($2.2 million) and $4.2 million, respectively, and the net income (loss) is due to the effect of the Company's cumulative translation adjustment and unrealized gains (losses) on marketable securities.

(e) NET INCOME (LOSS) PER SHARE

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

The following table sets forth basic and diluted income (loss) per share computational data for the periods presented (in thousands, except per share data):

                                                                                                   (IN THOUSANDS)
                                                                                      FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                                      ----------------------------------------
                                                                                                2000            2001
                                                                                            -----------      -----------
Net income (loss) attributable to common stockholders .................................        $   911        $ (2,392)
                                                                                               -------        --------

Weighted average shares outstanding used in computing basic net income (loss)
  per share ...........................................................................         29,652          31,203

Weighted average common equivalent shares outstanding:
  employee stock options and warrants .................................................          4,356              --
                                                                                               -------        --------
Total weighted average common and common equivalent shares outstanding used
  in computing diluted net income (loss) per share ....................................         34,008          31,203
                                                                                               -------        --------
Basic net income (loss) per share .....................................................        $  0.03        $  (0.08)
                                                                                               =======        ========
Diluted net income (loss) per share ...................................................        $  0.03        $  (0.08)
                                                                                               =======        ========

                                                                                          (IN THOUSANDS)
                                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                               ---------------------------------------
                                                                                        2000             2001
                                                                                    ------------     -----------
Net income (loss) attributable to common stockholders ........................        $   (130)        $ 4,058
                                                                                      --------         -------
Weighted average shares outstanding used in computing basic net income (loss)
   per share .................................................................          28,676          30,850

Weighted average common equivalent shares outstanding:
   employee stock options and warrants .......................................              --           2,112
                                                                                      --------         -------
Total weighted average common and common equivalent shares outstanding used in
  computing diluted net income (loss) per share ..............................          28,676          32,962
                                                                                      --------         -------
Basic net income (loss) per share ............................................        $   0.00         $  0.13
                                                                                      ========         =======
Diluted net income (loss) per share ..........................................        $   0.00         $  0.12
                                                                                      ========         =======

Options to purchase a total of 2.2 million and 4.2 million weighted shares outstanding for the three months ended September 30, 2000 and 2001, respectively, and 1.5 million and 2.5 million weighted shares outstanding for the nine months ended September 30, 2000 and 2001, respectively, were outstanding but were not included in the computation of diluted EPS because the options are anti-dilutive.

(f) RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. Statement No. 142 discusses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition and also how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Beginning on January 1, 2002, with the adoption of Statement No. 142, goodwill and certain purchased intangibles existing on June 30, 2001, will no longer be subject to amortization over their estimated useful life. Rather the goodwill and certain purchased intangibles will be subject to an annual assessment for impairment. The provisions of Statement No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 will not have a material impact on the Company's financial statements. The Company will apply SFAS 142 to the transaction discussed in Note 6.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30, SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

NOTE 2:  RESTRUCTURING CHARGES AND NON-RECURRING EXPENSES

The Company recorded a non-recurring expense of $603,000 during the third quarter of 2001. These costs are associated with the Company's restructuring plan and other non-recurring expenses.

A)   RESTRUCTURING PLAN

On September 28, 2001, the Company announced a restructuring plan designed to reduce expenses and align its cost structure with its revised business outlook. The restructuring plan included a worldwide workforce reduction, and the consolidation of excess facilities.

The restructuring plan resulted in the reduction of the worldwide workforce by approximately 33 people, or 8%. Approximately 60%, 24% and 16% of the headcount reduction related to selling, general and administrative, development and other areas respectively. The affected employees are entitled to severance and other benefits for which the Company recorded a charge of $342,000 in the third quarter of 2001. The Company recorded a charge of $25,000 for consolidation of excess facilities.

The following table summarizes the activity in the restructuring accruals for the period ended September 30, 2001.

                                     Beginning
                                      Accrual      Amounts      Accrual As of
                                      Balance       Paid      September 30, 2001
Workforce reduction                   $342,000        --           $342,000
Consolidation of facilities             25,000        --             25,000
                                       -------     -------         --------
Total                                 $367,000        --           $367,000

B)   OTHER NON-RECURRING EXPENSES

The Company recorded a non-recurring charge in the third quarter of 2001 of $236,000 which is included in accrued expenses. The other non-recurring charges include a contribution to the James Hayden Memorial Fund and the acceleration of his options.

Remaining cash expenditures relating to the workforce reductions will be substantially paid in the fourth quarter of fiscal 2001. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through May 31, 2002. The Company expects to substantially complete its restructuring plan during the first half of fiscal 2002.

NOTE 3:  SEGMENT REPORTING

(a) SEGMENT REPORTING

The Company considers that it has the following five reportable operating segments based on differences in products and services. Operating segments are defined as components of the enterprise about which separate financial information is available that is reviewed regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing their performance. The Company evaluates the performance of each reportable segment based on gross margins. Summarized unaudited financial information is as follows (in thousands):

                                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                 2000                           2001
                                                         ----------------------         ----------------------
                                                                         GROSS                          GROSS
                                                         REVENUE         MARGIN         REVENUE         MARGIN
                                                         -------         ------         -------         ------
Operating Segments:
License software.....................................   $ 10,586        $ 9,891        $  9,016        $  8,881
                                                        --------        -------        --------        --------
Services:
  Maintenance........................................      1,402          1,402           3,503           2,927
  Training and consulting............................      2,520            260           3,277             826
                                                        --------        -------        --------        --------
                                                           3,922          1,662           6,780           3,753
                                                        --------        -------        --------        --------
Other
  Software and related products......................        425             92             505             158
  Services...........................................        400            221             403             227
                                                        --------        -------        --------        --------
                                                             825            313             908             385
                                                        --------        -------        --------        --------
  Totals.............................................   $ 15,333        $11,866        $ 16,704        $ 13,019
                                                        ========        =======        ========        ========

                                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                     2000                       2001
                                                           ---------------------        ---------------------
                                                            GROSS                                       GROSS
                                                           REVENUE        MARGIN        REVENUE        MARGIN
                                                           -------        ------        -------        ------
Operating Segments:
License software.....................................     $ 22,198       $ 20,670      $ 43,842       $ 42,339
                                                          --------       --------      --------       --------
Services:
  Maintenance........................................        2,363          2,363         9,335          7,632
  Training and consulting............................        5,511            929        11,552          2,580
                                                          --------       --------      --------       --------
                                                             7,874          3,292        20,887         10,212
                                                          --------       --------      --------       --------
Other
  Software and related products......................        1,287            337         1,079            415
  Services...........................................        1,215            669         1,693            686
                                                          --------       --------      --------       --------
                                                             2,502          1,006         2,772          1,101
                                                          --------       --------      --------       --------
  Totals.............................................     $ 32,574       $ 24,968      $ 67,501       $ 53,652
                                                          ========       ========      ========       ========

(B) GEOGRAPHIC INFORMATION

     The geographic distribution of the Company's revenues are summarized in the following tables.

                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                        (unaudited)                                    (unaudited)
                               2000                     2001                  2000                     2001
Revenues:
     North America            13,935                   12,391                29,886                   55,496
     Europe                    1,005                    3,265                 2,090                    8,626
     Asia Pacific                393                    1,048                   598                    3,378
                              ------                   ------                ------                   ------
     Total                    15,333                   16,704                32,574                   67,501

Long-Lived Assets:
     North America                                                            5,569                   27,338
     Europe                                                                      --                      187
     Asia Pacific                                                                --                      609
                                                                             ------                   ------
     Total                                                                    5,569                   28,134

NOTE 4:  STOCKHOLDERS' EQUITY

In July 2000, the Board of Directors approved a three for two stock split of the Company's common stock in the form of a stock dividend which was effective September 1, 2000 for all holders of record as of August 18, 2000. All common share data presented in this 10-Q have been adjusted for the stock split.

NOTE 5:  RELATED-PARTY TRANSACTIONS

On August 2, 2001, the Company entered into an agreement with Broadview International LLC ("Broadview"). The Managing Director of Broadview is a member of the Company's board of directors. Broadview will assist the Company in negotiating and structuring the acquisition from a defined set of companies with portal service products. For each acquisition transaction Broadview participates, it will be entitled to a transaction fee equal to $750,000 for which a definitive agreement is executed or a transaction is consummated within a twelve-month period.

NOTE 6:  SUBSEQUENT EVENTS

On October 24, 2001, the Company signed a definitive agreement to acquire the stock of privately-held DataChannel, Incorporated, headquartered in Bellevue, Washington. DataChannel, a leading provider of enterprise portal solutions, delivers a standards based platform with robust administration, scalability and development capabilities. The consideration for the acquisition is $15 million in cash and 2.5 million in common shares.


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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

     In recent years, we have incurred substantial losses. We cannot predict if we will achieve profitability for any substantial period of time. Failure to maintain levels of profitability as expected by investors may adversely affect the market price of our common stock. In the three months ended September 31, 2001, we had net loss of $2.4 million; in the nine months ended September 30, 2001, we had net income of $4.1 million. As a result of historical operating losses, at September 30, 2001, we had an accumulated deficit of $18.0 million. We have continued to invest in all areas, particularly in research and development and sales and marketing, in order to execute our business plan.

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

     Our quarterly revenues may fluctuate for several reasons, including the following:

     - customers choosing to push out their purchase commitment or purchase in smaller than expected quantities due to a general slowdown in the economy and/or the uncertainties associated with the events of September 11, 2001 and their aftermath;

     -    market acceptance of our SiteMinder and related products;

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

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MARKET SITEMINDER AND RELATED SERVICES SUCCESSFULLY.

     The sale of SiteMinder licenses and related services provides a substantial majority of our total revenues. These sales accounted for 65% of our total revenues for the nine months ended September 30, 2001. We expect that our future financial performance will depend on SiteMinder sales. Prior to the release of SiteMinder 3.0 in June 1998, there had been very few commercial installations of SiteMinder. Since June 1998, commercial deployments of SiteMinder have grown to include not only business-to-business, e-business applications, but large intranet and multi-million user business-to-consumer deployments, as well. Broad market acceptance of SiteMinder will depend on the development of the market for access control and identity management, including usage of SiteMinder for business-to-consumer applications, and customer demand for the specific functionality of SiteMinder. We cannot be sure that either will occur. If we fail in marketing SiteMinder products and services, for whatever reason, our business would be harmed.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO ENHANCE OUR SITEMINDER PRODUCT LINE AND DEVELOP NEW PRODUCTS.

     We believe our success is dependent, in large part, on our ability to enhance and broaden our SiteMinder product line to meet the evolving needs of both the business-to-business intranet and business-to-consumer market. We cannot be sure that we will be able to respond effectively to technological changes or new industry standards or developments. In the past, we have been forced to delay introduction of several new product versions. In the future, we could be adversely affected if we incur significant delays or are unsuccessful in enhancing our SiteMinder product line or developing new products, or if any of our enhancements or new products do not gain market acceptance.

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

WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

     The market for access control and intranet management products and services is highly competitive. We expect the level of competition to increase as a result of the anticipated growth of e-business. Until recently, our primary source of competition was from software developed in-house. In addition, we have faced competition from web development professional services organizations. Today our primary competitors include IBM, RSA/Securant, Entrust, Open Network Technology, Baltimore Technologies, Oblix and many early-stage companies. In addition, a number of other security and software companies have indicated that they offer products which may compete with ours. We expect that additional competitors will emerge in the future. Current and potential competitors have established, or may in the future establish, cooperative relationships with third parties to increase the availability of their products to the marketplace. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Potential competitors may have significantly greater financial, marketing, technical and other competitive resources than we have. If, in the future, a competitor chooses to bundle a competing secure user management product with other e-commerce applications, the demand for our products might be substantially reduced. Many of these factors are out of our control, and there can be no assurance that we can maintain or enhance our competitive position against current and future competitors.

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

WE MUST HIRE AND RETAIN SKILLED PERSONNEL.

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

OUR FAILURE TO MANAGE OUR RAPID GROWTH EFFECTIVELY COULD HURT OUR BUSINESS.

     Our failure to manage our rapid growth effectively could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. We have been experiencing a period of rapid growth that has been placing a significant strain on all of our resources. From December 31, 2000 to September 30, 2001, the number of our employees increased from 292 to 404. To manage future growth effectively we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

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

ACQUISITIONS MAY INCREASE RISKS

     On October 24, 2001, the Company signed a definitive agreement to acquire the stock of privately-held DataChannel, Incorporated. (See Note 6 of Notes to the Company's Consolidated Financial Statements). In the future, we may pursue other acquisitions to obtain complementary products, services and technologies. Any such acquisition may not produce the revenues, earnings or business synergies that we anticipated, and an acquired product, service or technology might not perform as we expected. In pursuing any acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition. If we complete an acquisition, we would probably have to devote a significant amount of management resources to integrate the acquired business with our existing business.

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

     The events of September 11, 2001 and their aftermath have also caused significant volatility in the stock markets. The continued threat of terrorism in the United States and abroad, the resulting military action and heightened security measures undertaken in response to that threat can be expected to cause continued volatility in securities markets.

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

RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto:

                                                                              % OF TOTAL REVENUES
                                                                  ------------------------------------------      PERIOD TO PERIOD %
                                                                                                                 INCREASE (DECREASE)
                                                                                                                 THREE MONTHS ENDED
                   FOR THE THREE MONTHS                                                                              SEPTEMBER 30,
                   ENDED SEPTEMBER 30, 2001                               2000                  2001                2000 VS. 2001
                  --------------------------                      --------------------  -------------------- --------------------
Revenues:
  License software.............................................             69%                   54%                    (15)%
  Services.....................................................             26                    41                      73
  Other........................................................              5                     5                      10
                                                                           ---                   ---                    ----
     Total revenues............................................            100                   100                       9
                                                                           ---                   ---                    ----
Cost of Revenues:
  Cost of license software.....................................              5                     1                     (80)
  Cost of services.............................................             15                    18                      34
  Cost of other................................................              3                     3                       2
                                                                           ---                   ---                    ----
     Total cost of revenues....................................             23                    22                       6
                                                                           ---                   ---                    ----
Gross profit...................................................             77                    78                      10

Selling, general and administrative expenses...................             65                    73                      23
Research and development costs.................................             18                    23                      38
Non-recurring expenses.........................................             --                     4                      --
                                                                           ---                   ---                    ----
Loss from operations...........................................             (6)                  (22)                   (323)

Interest income................................................             12                     8                     (26)
                                                                           ---                   ---                    ----
Income (loss) before provision for income taxes................              6                   (14)                   (363)
                                                                           ---                   ---                    ----
Provision for income taxes.....................................             --                    --                      --
                                                                           ---                   ---                    ----

Net income (loss)..............................................              6%                  (14)%                  (363)%
                                                                           ===                   ===                    ====

     Revenues. Total revenues increased by $1.4 million, or 9%, to $16.7 million in the three months ended September 30, 2001, from $15.3 million in the three months ended September 30, 2000.

     License software revenues decreased by $1.6 million, or 15%, to $9.0 million in the three months ended September 30, 2001, from $10.6 million in the three months ended September 30, 2000. This decrease is due to the difficult economic environment, exacerbated by the events of September 11, 2001, which led deals to be reduced in size or deferred.

     Services revenues increased by $2.9 million, or 73%, to $6.8 million in the three months ended September 30, 2001, from $3.9 million in the three months ended September 30, 2000. This increase reflects the continued growth in the installed base of SiteMinder software licenses and the increasing demand to provide installation and integration services for customers.

     Other revenues increased by $83,000 or 10%, to $908,000 in the three months ended September 30, 2001, from $825,000 in the three months ended September 30, 2000.

     Cost of revenues. Total cost of revenues increased by $218,000 or 6%, to $3.7 million in three months ended September 30, 2001, from $3.5 million in the three months ended September 30, 2000.

     Cost of license software decreased by $559,000 to $136,000, or 80%, in the three months ended September 30, 2001 from $695,000 in the three months ended September 30, 2000. This variance is primarily due to the proportional decrease in software revenues for the same period in addition to lower royalty and production costs.

     Cost of services increased by $768,000 or 34%, to $3.0 million in the three months ended September 30, 2001 from $2.3 million in the three months ended September 30, 2000. The increase is primarily due to growth in personnel related expenses for our consulting and education organizations as a result of increased SiteMinder service revenues.

     Cost of other increased by $9,000 or 2%, to $522,000 in the three months ended September 30, 2001 from $513,000 in the three months ended September 30, 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $2.3 million, or 23%, to $12.3 million in the three months ended September 30, 2001, from $10.0 million in the three months ended September 30, 2000. This increase is primarily a result of our continuing to build our sales and marketing infrastructure to support planned growth in sales of our SiteMinder products and related services.

     Research and development costs. Research and development costs increased by $1.1 million, or 38%, to $3.9 million in the three months ended September 30, 2001, from $2.8 million in the three months ended September 30, 2000. The increase was primarily due to our continued development of SiteMinder, Secure Reverse Proxy, TransactionMinder and AffiliateMinder and our increase in research and development personnel.

     Interest income. Interest income decreased by $465,000, or 26%, to $1.3 million in the three months ended September 30, 2001, from $1.8 million, in the three months ended September 30, 2000. This decrease is mainly attributable to a lower average interest rate in the three months ended September 30, 2001.

     Provision for income taxes. For the three months ended September 30, 2001 and September 30, 2000 there was no provision for income taxes due to the Company's loss position for the period in 2001 and a reduction of the valuation allowance in 2000.

RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and notes thereto:

                                                                          % OF TOTAL REVENUES
                                                               ---------------------------------------      PERIOD TO PERIOD %
                                                                                                           INCREASE (DECREASE)
                                                                                                            NINE MONTHS ENDED
                   FOR THE NINE MONTHS                                                                        SEPTEMBER 30,
                   ENDED SEPTEMBER 30, 2001                           2000                2001                2000 VS. 2001
                   -------------------------                   ------------------  ------------------      -------------------
Revenues:
  License software..........................................            68%                 65%                     98%
  Services..................................................            24                  31                     165
  Other.....................................................             8                   4                      11
                                                                       ---                 ---                  ------
     Total revenues.........................................           100                 100                     107
                                                                       ---                 ---                  ------
Cost of Revenues:
  Cost of license software..................................             5                   2                      (2)
  Cost of services..........................................            14                  16                     133
  Cost of other.............................................             4                   2                      12
                                                                       ---                 ---                  ------
     Total cost of revenues.................................            23                  21                      82
                                                                       ---                 ---                  ------
Gross profit................................................            77                  79                     115

Selling, general and administrative expenses (including
non-cash stock compensation of 1% and 0% of revenue for the
three months ended September 30, 2000 and 2001, respectively            72                  60                      74
Research and development costs..............................            19                  18                      93
Non-recurring expenses                                                  --                   1                      --
                                                                       ---                 ---                  ------
Income (loss) from operations...............................           (14)                  1                     113

Interest income.............................................            13                   6                      (5)
                                                                       ---                 ---                  ------
Income (loss) before provision for income taxes.............            (1)                  7                    (N/A)
                                                                       ---                 ---                  ------
Provision for income taxes..................................            --                   1                      --
                                                                       ---                 ---                  ------

Net income (loss)...........................................            (1)%                 6%                   (N/A)
                                                                       ===                 ===                  ======

     Revenues. Total revenues increased by $34.9 million, or 107%, to $67.5 million in the nine months ended September 30, 2001, from $32.6 million in the nine months ended September 30, 2000.

     License software revenues increased by $21.6 million, or 98%, to $43.8 million in the nine months ended September 30, 2001, from $22.2 million in the nine months ended September 30, 2000. This increase is due to the continued increase in market awareness and the acceptance of the SiteMinder product and expansion of our sales organization.

     Services revenues increased by $13.0 million, or 165%, to $20.9 million in the nine months ended September 30, 2001, from $7.9 million in the nine months ended September 30, 2000. This increase reflects the continued growth in the installed base of SiteMinder software licenses and the increasing demand to provide installation and integration services for customers.

     Other revenues increased by $269,000, or 11%, to $2.8 million in the nine months ended September 30, 2001, from $2.5 million in the nine months ended September 30, 2000.

     Cost of revenues. Total cost of revenue increased by $6.2 million or 82%, to $13.8 million in nine months ended September 30, 2001, from $7.6 million in the nine months ended September 30, 2000.

     Cost of license software decreased by $25,000 or 2% to $1.5 million in the nine months ended September 30, 2001 from $1.5 million in the nine months ended September 30, 2000.

     Cost of services increased by $6.1 million or 133%, to $10.7 million in the nine months ended September 30, 2001 from $4.6 million in the nine months ended September 30, 2000. The increase is primarily due to growth in personnel related expenses for our consulting and education organizations as a result of increased SiteMinder service revenues.

     Cost of other increased by $174,000 or 12%, to $1.7 million in the nine months ended September 30, 2001 from $1.5 million in the nine months ended September 30, 2000. This increase is primarily due to the proportional increase in other revenues for the same period in prior year.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $17.3 million, or 74%, to $40.6 million in the nine months ended September 30, 2001, from $23.3 million in the nine months ended September 30, 2000. This increase is primarily a result of our continuing to build our sales and marketing infrastructure to support planned growth in sales of our SiteMinder product and services.

     Research and development costs. Research and development costs increased by $5.7 million, or 93%, to $11.9 million in the nine months ended September 30, 2001, from $6.1 million in the nine months ended September 30, 2000. The increase was primarily due to our continued development of SiteMinder, Secure Reverse Proxy, TransactionMinder and AffiliateMinder and our increase in research and development personnel.

     Interest income. Interest income decreased by $223,000, or 5%, to $4.1 million in the nine months ended September 30, 2001, from $4.3 million in the nine months ended September 30, 2000. 1. This decrease is mainly attributable to a lower average interest rate in the nine months ended September 30, 2001.

     Provision for income taxes. Provision for income taxes for the nine months ended September 30, 2001 was $607,000. The provision is lower than the statutory rate due to a reduction in the valuation allowance related to federal net operating loss carryforwards. The resulting provision relates primarily to state and foreign taxes. For the nine months ended September 30, 2000 we had no provision for income taxes due to the Company's breakeven position for the period.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities in the nine months ended September 30, 2001 was $8.1 million, primarily due to net income and increases in other accrued expenses and deferred revenue, partially offset by an increase in accounts receivable and a decrease in accrued compensation and benefits.

Cash used for investing activities was $79.2 million in the nine months ended September 30, 2001. Investing activities for the period consisted primarily of the purchase of marketable securities of $75.3 million. In addition, the Company purchased $4.2 million of equipment and software, consisting largely of computer servers, workstations, networking equipment and business application software.

Cash provided by financing activities in the nine months ended September 30, 2001 was $6.6 million which primarily related to the exercise of stock options.

     As of September 30, 2001, our primary financial commitments consisted of obligations outstanding under operating leases.

     As of September 30, 2001, we had cash and cash equivalents totaling $51.2 million, short term marketable securities of $55.0 million and working capital of $100.5 million. The Company also had $20.1 million in long-term marketable securities.

     On October 24, 2001, the Company signed a definitive agreement to acquire the stock of privately-held DataChannel, Incorporated. The consideration for the acquisition is $15 million in cash and 2.5 million in common shares. (See Note 6 of Notes to the Company's Consolidated Condensed Financial Statements.)

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

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS

Not Applicable

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NETEGRITY, INC.

Date:  November 14, 2001              By: /s/ Barry N. Bycoff
                                         ---------------------------------------
                                         Barry N. Bycoff
                                         President, Chief Executive
                                         Officer, Director and
                                         Chairman of the Board


Date:  November 14, 2001              By: /s/ Charles Kroll
                                         ---------------------------------------
                                         Charles Kroll
                                         Vice President of Finance
                                         (Chief Accounting Officer)