Form 10-Q/A
period 2001-09-30
NETEGRITY INC
filed 2001-12-04
CIK 840824

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

                                Netegrity, Inc.

The Registrant's 10-Q for the quarter ended September 30, 2001 filed with the Securities Exchange Commission on November 14, 2001 is amended as indicated on the following pages to correct certain clerical errors on the September 30, 2001 Consolidated Condensed Balance Sheet in the line items related to "Marketable securities" and "Other comprehensive income" and to make related corrections to Footnotes 1(b), 1(d) and the Liquidity And Capital Resources section of Management's Discussion.

                         PART I. - FINANCIAL INFORMATION

                                 NETEGRITY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                                       SEPTEMBER 30,
                                                                                                      DECEMBER 31,         2001
                                                                                                         2000           (UNAUDITED)
                                                                                                      -----------       -----------
ASSETS
CURRENT ASSETS:
  Cash, cash equivalents and marketable securities ...........................................         $ 115,747          $  51,202
  Marketable securities ......................................................................                --             55,019
  Accounts receivable-trade, net of allowances of $951 and $1,853 at December 31, 2000 and
     September 30, 2001, respectively ........................................................            15,758             15,984
  Prepaid expenses and other current assets ..................................................             1,305              1,918
                                                                                                       ---------          ---------
     Total current assets ....................................................................           132,810            124,123
Property and equipment, net ..................................................................             4,528              6,821
Long-term marketable securities ..............................................................                --             20,298
Restricted cash ..............................................................................               942                626
Other assets .................................................................................                99                219
                                                                                                       ---------          ---------
     Total Assets ............................................................................         $ 138,379          $ 152,087
                                                                                                       =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable-trade .....................................................................             1,698              1,210
  Accrued compensation and benefits ..........................................................             7,695              4,723
  Other accrued expenses .....................................................................             2,608              6,461
  Deferred revenue ...........................................................................             8,479             11,190
                                                                                                       ---------          ---------
     Total Current Liabilities ...............................................................            20,480             23,584

STOCKHOLDERS' EQUITY:
  Common stock, voting, $.01 par value; 135,000 shares authorized;
  30,184 shares issued and 30,146 shares outstanding at December 31, 2000;
  31,267 shares issued and 31,229 outstanding at September 30, 2001 ..........................               302                312

  Additional paid-in capital .................................................................           139,886            146,442
  Accumulated other comprehensive income .....................................................                --                (20)
  Accumulated deficit ........................................................................           (22,075)           (18,017)
  Loan to officer ............................................................................              (130)              (130)
                                                                                                       ---------          ---------
                                                                                                         117,983            128,587
Less -- Treasury stock, at cost: 38 shares ...................................................               (84)               (84)
                                                                                                       ---------          ---------
     Total Stockholders' Equity ..............................................................           117,899            128,503
                                                                                                       ---------          ---------
     Total Liabilities and Stockholders' Equity ..............................................         $ 138,379          $ 152,087
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

(b) CASH EQUIVALENTS AND MARKETABLE SECURITIES

Cash equivalents are stated at cost plus accrued interest, which approximates market value and have maturities of three months or less at the date of purchase. All investments-with a maturity greater than three months, which primarily consists of government securities and corporate debt, are accounted for under Financial Accounting Standards Board (FASB) No. 115, Accounting for certain investments in Debt and Equity Securities (SFAS 115). In accordance with SFAS 115, investments are classified as held to maturity, available for sale or trading securities. The Company determines the appropriate classification at the time of purchase. As of September 30, 2001, all investments in marketable securities are classified as trading securities. Investments that are bought and held principally for the purposes of selling them in the near term are designated as trading securities. Trading securities are measured at fair value in the Company's balance sheet. Changes in fair value of trading securities are reflected in interest income in the statement of operations. The net change in unrealized gains included in the statement of operations for the three and nine months ended September 30, 2001 was $170,000.

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

(d) COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. For the three and nine months ended September 30, 2000, the comprehensive loss does not differ from the reported loss. For the three and nine months ended September 30, 2001, the difference between the comprehensive income (loss) of ($2.4 million) and $4.0 million, respectively, and the net income (loss) is due to the effect of the Company's cumulative translation adjustment.

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
                                                          ========       ========      ========       ========

(B) GEOGRAPHIC INFORMATION

     The geographic distribution of the Company's revenues are summarized in the following tables.

                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                        (unaudited)                                    (unaudited)
                               2000                     2001                  2000                     2001
Revenues:
     North America            13,935                   12,391                29,886                   55,496
     Europe                    1,005                    3,265                 2,090                    8,626
     Asia Pacific                393                    1,048                   598                    3,379
                              ------                   ------                ------                   ------
     Total                    15,333                   16,704                32,574                   67,501

Long-Lived Assets:
     North America                                                            5,569                   27,168
     Europe                                                                      --                      187
     Asia Pacific                                                                --                      609
                                                                             ------                   ------
     Total                                                                    5,569                   27,964

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

     As of September 30, 2001, we had cash and cash equivalents totaling $51.2 million, short term marketable securities of $55.0 million and working capital of $100.5 million. The Company also had $20.3 million in long-term marketable securities.

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

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NETEGRITY, INC.

Date:  December 4, 2001              By: /s/ Barry N. Bycoff
                                         ---------------------------------------
                                         Barry N. Bycoff
                                         President, Chief Executive
                                         Officer, Director and
                                         Chairman of the Board


Date:  December 4, 2001              By: /s/ Charles Kroll
                                         ---------------------------------------
                                         Charles Kroll
                                         Vice President of Finance
                                         (Chief Accounting Officer)