Form 10-K
period 2001-12-31
NETEGRITY INC
filed 2002-03-22
CIK 840824

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $374,689,662 based on the closing price of the registrant's Common Stock on February 28, 2002 as reported by the NASDAQ Over-the-Counter Interdealer Automated Quotation System ($12.34 per share). As of February 28, 2002, there were 33,884,330 shares of Common Stock outstanding.

                      DOCUMENT INCORPORATED BY REFERENCE:

     Part III incorporates information by reference from the definitive proxy statement for the registrant's annual meeting to be held on May 22, 2002.

================================================================================

                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   23
Item 3.   Legal Proceedings...........................................   23
Item 4.   Submission of Matters to a Vote of Security Holders.........   24
PART II
          Market for Registrant's Common Equity and Related
Item 5.   Stockholder Matters.........................................   24
Item 6.   Selected Financial Data.....................................   25
          Management's Discussion and Analysis of Financial Condition
Item 7.   and Results of Operations...................................   27
Item 7A   Quantitative and Qualitative Disclosure About Market Risk...   36
Item 8.   Financial Statements and Supplementary Data.................   37
          Changes in and Disagreements with Accountants on Accounting
Item 9.   and Financial Disclosure....................................   61
PART III
Item 10.  Directors and Executive Officers of the Registrant..........   61
Item 11.  Executive Compensation......................................   61
          Security Ownership of Certain Beneficial Owners and
Item 12.  Management..................................................   61
Item 13.  Certain Relationships and Related Transactions..............   61
PART IV
          Exhibits, Financial Statement Schedules, and Reports on Form
Item 14.  8-K.........................................................   62

                  FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

     This report and the documents incorporated in it by reference contain forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," "may," "will" and "continue" or similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. The factors discussed in the sections captioned "Business", "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the documents incorporated in it by reference identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

     This report and the documents incorporated in it by reference contain data related to the e-business market. These market data have been included in studies published by the market research firms of International Data Corporation, the META Group and The Gartner Group. These data include projections that are based on a number of assumptions, including increasing worldwide business use of the Internet, the growth in the number of web access devices per user, the absence of any failure of the Internet, and the continued improvement of security on the Internet. If any of these assumptions is incorrect, actual results may differ from the projections based on those assumptions.

                                     PART I

ITEM 1.  BUSINESS

     Netegrity, Inc., a Delaware corporation, and its wholly-owned subsidiaries, are referred to throughout this report as "Netegrity", the "Company", "we", and "us" or through similar expressions. For financial information about our business, see our consolidated financial statements and the related notes thereto found in Item 8 of this report. Netegrity(R), SiteMinder(R), Delegated Management Services(TM), Netegrity Interaction Server(TM), TransactionMinder(TM), Affiliate Minder(TM), Netegrity Affiliate Services Software(TM), Netegrity Secure Proxy Server(TM), Secure Relationship Management(TM) and JSAML(TM) are trademarks or registered trademarks of Netegrity, Inc. All other brand or product names may be trademarks or registered trademarks of their respective companies.

COMPANY OVERVIEW

     Netegrity is a leading e-business infrastructure company. Our customers use Netegrity products to securely manage e-business relationships. Our Secure Relationship Management (SRM) platform enables companies to cost-effectively provide their customers, partners and employees with the secure, interactive access to applications and content required by their business relationships. Our SRM solutions offer shared services that centrally manage access control, single sign-on, user management, and portal services. These shared services address three key challenges presented by our customers' drive to achieve improved productivity and competitive advantage by moving business relationships online:
(1) the need to provide consistent, secure access to an increasing number of business applications; (2) the requirement to efficiently manage the rapidly expanding user constituencies requiring access; and (3) the need to present dynamic, interactive and personalized views of those applications, regardless of which application or system platform may ultimately host or contain the data or content.

     Netegrity's SiteMinder (SiteMinder) software, Delegated Management Services
(DMS) software and Netegrity Interaction Server (NIS) software are part of the software infrastructure that is used to build and manage interactive e-business web sites.

     Our objective is to become the market leader in Secure Relationship Management by leveraging category leadership in access control, single sign-on, user management and portal product markets. The key objectives of our strategy, each of which is discussed in detail later in this document, include:

     - Extending our technology leadership in the extranet access management market to the SRM market;

     - Ensuring best-of-breed status for individual products within their respective categories;

     - Expanding applications of products into new markets;

     - Expanding strategic partnerships;

     - Continuing international expansion;

     - Continuously improving customer services; and,

     - Making strategic acquisitions.

     We offer various levels of consulting and support services that enable our customers to successfully implement Netegrity's products into their organizations. As of December 31, 2001 we had 533 SiteMinder software customers, including 98 that also licensed our DMS software, and 36 NIS customers, many of whom are the leaders in their respective industries.

     We sell our products through a direct sales force and through our distribution partners. We directly market our SiteMinder, DMS and NIS software and services domestically through a field sales organization supported by inside sales representatives. We also indirectly market through strategic partnerships and other third-party relationships with vendors of Internet-related systems and application software as well as through resellers and systems integrators. As of December 31, 2001, our sales, marketing and customer support organizations consisted of 236 individuals (including 20 from the DataChannel, Inc. acquisition).

     On December 14, 2001 the Company acquired, for aggregate consideration of $70.2 million, all of the outstanding stock of DataChannel, Inc., a Washington Corporation (DataChannel) whereupon DataChannel, a leading provider of enterprise portal solutions, became a wholly-owned subsidiary of the Company. See Note 3 to the consolidated financial statements for additional disclosure concerning this acquisition.

INDUSTRY BACKGROUND

     Growth in e-business is driving companies to continuously expand their ability to respond immediately to the needs of their key constituencies' (customers, business partners, and employees) for secure, interactive and personalized access to information and applications. The ongoing effort to move more and more transactions and interactions online is perceived as a critical driver of productivity and operational efficiency for companies. Data and content are increasingly presented to end-users through a browser-based portal. To date, many of these interactive e-business portals have been targeted at internal, departmental areas such as human resource or corporate information portals. As companies replicate as many of their products and services as possible on-line to serve the needs of business partner communities or their customer constituency, complexity soars and the requirement for scalable access control, single sign-on, user management and portal services will increase dramatically.

     Before the advent of e-business and the transition to web-based computing, most large businesses deployed client/server architectures to support enterprise computing. In the client/server model, applications are generally limited to traditional enterprise resource planning functions such as accounting, human resource and material resource planning. Defined groups limited to selected employees access these applications through a company's internal computing resources or dedicated remote access solutions. As a result of this limited usage, controlling and securing access to these applications and administering the associated users and their rights of usage, or privileges, can be adequately handled by the organization's information technology, or IT, department. With only a limited number of applications and a small number of defined, highly trained users, the assignment of entitlements to these users is accomplished by embedding the security and entitlement and presentation functions into each application.

     E-business, however, is fundamentally changing traditional business processes because companies now need to conduct business online with their customers and business partners. According to International Data Corporation, Internet commerce, one element of e-business overall, is expected to grow to $5 trillion by 2005. Companies are developing new web-based applications that support key revenue and relationship management aspects of the companies' business processes. Companies are delivering these new services through portals which are becoming the customer's new gateway to the enterprise. Companies are also attempting to leverage their existing investments in traditional enterprise applications by integrating them into their web sites. In this new e-business business model, applications accessed through the portal are not just supporting business operations, but, in many instances, become the focal point for companies' interactions with their constituencies, including remote and mobile employees, existing and potential customers, suppliers, distributors and other business partners.

     Current approaches to the challenge of maximizing the conduct of online business have revealed three key bottlenecks. First, early projects aimed at moving business online, such as commerce or customer support applications, addressed the problem of ensuring secure user access by implementing application-specific user directories, access control and presentation schemes. As e-business initiatives expanded in scope, IT organizations have been faced with managing multiple redundant access control solutions, each with its own authentication and authorization logic. Furthermore, users are often burdened with managing and remembering multiple user names and passwords, even when accessing a single e-business web site. Recent published studies estimate that the cost of resetting forgotten passwords alone can be between $25 and $200 per incident. Large companies with high e-business web site traffic accessing multiple applications can expect tens of thousands of reset requests per month.

     Second, during the lifecycle of an online relationship, information about users changes frequently. Employees may get promoted or change assignment, requiring access to a different set of enterprise resources. Business partners may change the terms of their relationship with a company, entitling them to different product discounts or to advance product information. Customers may sign up for a premium support option entitling them to response priority should product problems arise. All of these changes require updates to user directories or changes in resource entitlements according to corporate governance policies. If the responsibility for management and implementation of this expanding class of user changes lands in the IT department, productivity and responsiveness diminishes and costs grow.

     Finally, these expanding customer, employee and partner constituencies are increasingly establishing their online connection with companies via corporate portals. Theoretically, the corporate portal provides a single point of access to all of the products and services these users require according to their business relationships. Too often, however, portals are designed for a specific application, like Enterprise Resource Planning (ERP), or Customer Relationship Management (CRM), or they support a single system platform or application server. As a result, users often need to deal with multiple portals and assume the burden of assimilating multiple views of information. Alternatively, IT departments can provide customer portal solutions that aggregate applications across these boundaries usually at great expense and with fragile integrations.

     In order for e-business to be successful, companies require a secure and scalable relationship management infrastructure for conducting business. Portal sites must be capable of managing large numbers of users and multiple user transactions without jeopardizing the integrity of the company's security policies. As companies seek to attract customers and partners to their portal sites, and to increase the efficiency of their employees, they require a solution providing a seamless and integrated view of the applications on their web sites. The solution should provide single sign-on to personalized information based on the profile of the particular user. As the number of applications proliferates and the complexity of data increases, the solution should reduce the burden of providing, and as necessary revoking, access rights and privileges to these applications. Furthermore, the solution should address the administrative and deployment issues created by this application proliferation. Companies require a solution that easily and seamlessly integrates with their existing investments in information technology infrastructure, including web servers, application servers, directory servers and various forms of user identification. They require e-business infrastructure that acknowledges and supports heterogeneous and growing user constituencies and application environments.

Finally, companies require an open and extensible architecture in order to accommodate the introduction of new, evolving web technologies.

THE NETEGRITY SOLUTION

     We are a leading provider of Secure Relationship Management (SRM) software and services for interactive e-business applications. Key benefits of our solution include:

     - Improved responsiveness to customers, partners and employees. Netegrity's SRM platform accelerates the creation and expansion of interactive e-business applications by giving relationship managers the tools to connect their staff, business partners, or customers to all of the business applications and information required by their specific business relationship.

     - Extended e-business reach. Netegrity's SRM platform delivers secure, scalable e-business infrastructure to meet customer needs as they grow from portal projects of internal, departmental scope to extranet and internet initiatives with user domains quantified in the millions.

     - Reduced cost and complexity for e-business initiatives. Netegrity's SRM platform reduces the cost, complexity, and risk associated with e-business initiatives by providing unified, centralized administration for critical e-business infrastructure services, including user creation and identity management, resource entitlement, and presentation via e-business portals.

     Netegrity's product lines include SiteMinder software, Delegated Management Services software and Netegrity Interaction Server software. Key product benefits include:

     - Centralized portal access and entitlement management. SiteMinder software provides centralized control of users and entitlements that extends across multiple web-based applications developed by multiple vendors on a company's web site. SiteMinder manages the entitlements of customers, business partners and employees accessing applications on a company's portal. Our solution provides this centralized entitlement management as a shared service that includes all of the e-business applications deployed by our customers. This approach provides many benefits. Security changes can be effected swiftly and efficiently across all of a company's e-business applications. Moreover, application developers become much more productive because they are free to focus on business processes and leave security, privilege management and personalization to SiteMinder.

     - Personalized user experience through single sign-on and personalized content. With SiteMinder, users sign-on to a web site once and gain access to all relevant information as defined by their organizational role and user entitlements. SiteMinder provides single sign-on across multiple applications, platforms, and multiple internet domains. Single sign-on provides access to a personalized view of content drawn from multiple applications that run on multiple servers, multiple operating systems, and across multiple Internet domains. This benefits end users by providing them with a high-quality user experience, personalized to meet their individual needs. By providing a superior user experience on its web site, a company is able to protect its brand and build customer loyalty.

     - Controlled delegation of administrative responsibilities. DMS software provides policy-based administration of security so that administrative responsibilities can be easily delegated to individual business units, remote trading partners or other administrators without jeopardizing control. Delegated administrators control only the users and policies for which they have been granted explicit responsibility. SiteMinder assigns administrative responsibility where the knowledge resides, while still maintaining the overall security of a site. DMS permits delegation of user and management entitlement responsibility by organizational administrators both within and outside the portal boundaries. As a result, a company's administrative burdens and associated costs can be dramatically reduced.

     - Leveraged investments in enterprise applications, web applications, and web content. The NIS platform provides a central web-based location for the aggregation and presentation of content and data from existing applications, developed by multiple vendors, encouraging further use and extending the life of existing systems. NIS improves organizational efficiency by allowing any employee, partner or customer whose business relationship requires it, to access information and applications.

     - Accelerated deployment of portal solutions. SRM products enable deployment of fully functional, secure and extensible portals in less time, delivering a rapid return on investment.

     - Leveraged investments in technology infrastructure. Our products support most leading infrastructure components and existing systems currently employed by companies and have been designed to easily accommodate emerging Internet technologies. SiteMinder integrates with leading user directories, web servers, application servers and authentication technologies. SiteMinder also provides support for multiple web servers and operating platforms involving Microsoft and Netscape web servers, and Windows NT and UNIX platforms, which facilitates cross-platform development, deployment and migration. SiteMinder integrates a customer's existing directories, eliminating the need for duplicate user databases. NIS is based on standard J2EE architecture that offers support for multiple server platforms. Support for Java Server Pages (JSP), Java Messaging Services (JMS), and Lightweight Directory Access Protocol
       (LDAP) leverages existing tools and developer skill sets.

     - Scaled platform and high-availability. Our customers require a platform that scales as they deploy additional applications and as user traffic grows, while providing the highest level of reliability. SiteMinder provides a scalable high-availability platform to meet the requirements of demanding portals. Based on independent third-party testing, published data from other vendors and feedback from customers, we believe that SiteMinder provides significantly higher transaction volume than other competing solutions. NIS's advanced clustering provides for portal scalability by enabling the distribution of portal functionality based on actual or expected load.

STRATEGY

     Our objective is to become the market leader in Secure Relationship Management by leveraging category leadership in the access control, single sign on, user management and portal product markets. Key objectives of our strategy include:

     - Extending technology leadership in the extranet access management market to the SRM market. We believe that our integrated products enable us to offer a more complete and cost-effective SRM solution for interactive e-business. By building upon our core competencies in access control, single sign-on, delegated user management, and our products' ability to scale to support millions of users, we believe we can continue to derive revenue from the extranet access management market, and extend our leadership in that market to adjacent markets to which these shared security services are frequently applied, namely the enterprise information portal and provisioning markets. Furthermore, we believe that our expanded product line, now including the NIS platform, will enable us to offer a broader solution to customers. Our core SiteMinder and DMS products address critical centralized information technology needs. With NIS, which leverages SiteMinder software and DMS security capabilities, we can now offer a secure portal solution to departments, lines of businesses, and other e-business initiatives beyond central information technology. Our goal is to expand our product line to include a provisioning product. Also referred to as Enterprise User Administration tools, provisioning software products automate and simplify the deployment of user access rights on multiple platforms and applications. Industry analysts such as IDC and The Gartner Group estimate that the total addressable market for the software products that comprise SRM will exceed $4 billion by 2005.

     - Ensuring best-of-breed status for individual products within their respective categories. As a technology leader in our key market categories we will continue to develop and expand our product lines and to respond to customer requirements. We will also address competitive challenges by seeking recognition from industry analysts, journalists and other influencers and thought leaders. SiteMinder software is currently a clear leader in the access control and single sign-on category according to industry analysts like The Gartner Group. NIS version 5.0 has earned strong endorsement within its category by the META Group. These independent third-party endorsements significantly influence customer purchasing decisions and will remain high strategic priorities.

     - Expanding applications of products into new markets. Our SiteMinder solution will continue to add support for enterprise applications such CRM and ERP, extending the domain of applications to which seamless single sign-on can be provided. Furthermore, SiteMinder will continue to incorporate support for Extensible Markup Language (XML) and XML-based standards such as Security Assertion Markup Language (SAML), enabling companies to ensure policy-based access to affiliates in their trading networks.

     - Expanding strategic partnerships. We have developed strategic relationships in order to significantly increase market awareness and distribution for our products. We have focused on system integrators, alliance partners, technology partners and resellers. System integrators play a major role in deploying the Company's products. Integrators also recommend our products to prospective customers. Netegrity has established significant partnerships with major global system integrators including the "Big Five" firms and many specialty internet services firms. Alliance partners, including leading software infrastructure and e-business companies, have licensed versions of our software and bundle our products into their product offerings. Technology partners integrate their product offerings to insure that they interoperate with our products, thus enabling our customers to easily deploy our products with the many customer products incorporated into their e-business environments. The Netegrity Technology Partner program includes over 120 leading independent software vendors as well as leading authentication and security solution vendors. Resellers sell the Company's products and have played a significant role in expanding our distribution network, particularly in Europe and Asia. We believe that these relationships will continue to expand our market, especially within Global 2000 customers, and allow us to accelerate customer deployments of Netegrity products.

     - Continuing international expansion. In 2001, we expanded our sales and marketing efforts beyond the United States to Europe and Asia. We have expanded our sales force and support organizations with the objective of gaining broad international market acceptance of Netegrity's solutions. In addition, we are developing products and services intended to address the specific needs of our international markets. These include developing localized versions of our products and local consulting services.

     - Continuously improving customer service. We have learned that a customer's decision to purchase our product is based, in part, on our ability to provide a high level of customer service and implementation support. As the worldwide demand for our product grows, it is critical for us to build these capabilities globally. During 2001, the Company opened a technical support center in Kuala Lumpur, Malaysia. We are expanding our customer service capacity and building cooperative relationships with integration partners. This capacity and these relationships will collectively ensure that we have the product knowledge and access to Netegrity resources necessary to ensure the timely and reliable implementation of Netegrity's solutions.

     - Making strategic acquisitions. We believe that there are significant market opportunities that leverage our market position that can best be met through a strategic acquisition program. Our intention is to leverage Netegrity's valuation as well as our strong balance sheet position. We intend to evaluate strategic opportunities and potential acquisitions where the products are technologically complementary and that allow the Company to broaden its product line, such as provisioning.

PRODUCTS AND SERVICES

     Our SRM platform consists principally of our SiteMinder, DMS and NIS products and services that combine identity management, single sign-on and access control, with portal presentation and integration services. These integrated services will be centrally managed from a policy-based management dashboard enabling the administrator to define user roles and resources in order to deliver dynamic business applications to the portal. Specifically, Netegrity's major product offerings include:

     - SITEMINDER SOFTWARE. This is our flagship product designed for authentication and access management for web-enabled application and content,

     - DELEGATED MANAGEMENT SERVICES SOFTWARE. A product that is an add-on solution to SiteMinder software, this allows customers to delegate the management of all types of users accessing a company's e-business systems, and

     - NIS SOFTWARE. This product allows customers to customize and personalize content delivered from back-end applications to web-users.

SITEMINDER SOFTWARE

     SiteMinder software provides companies with the ability to control user access to e-business web sites. SiteMinder centrally manages user identity and entitlement information and shares this information across all of the applications on a site, greatly reducing the cost and complexity of administering web sites. SiteMinder software is a rules based policy engine that enables administrators to define policies that the SiteMinder product will use to deliver shared services such as single sign-on, authentication management, entitlement management, reporting and auditing. SiteMinder provides a broad range of benefits to Global 2000 customers, including:

     - Centralized control. Centrally managing users and their entitlements eliminates the need for managing redundant "silos" of application security. This greatly reduces the complexity and cost of managing users on e-business web sites.

     - High quality user experience. Single sign-on enables users to log on once to an e-business web site and access multiple applications thereby increasing customer satisfaction by eliminating the need for multiple log-ons.

     - Personalization based on identity. SiteMinder enables web sites to be personalized based on the users identity and entitlements.

     - Enterprise scalability. SiteMinder software has been designed to provide the performance needed for the most demanding web sites. Netegrity's customers have deployed sites with millions of users secured by SiteMinder.

     - Open platform. SiteMinder is designed to run on all of the major platforms used for e-business, including multiple versions of operating systems, web servers, directories, application servers and databases.

     SiteMinder software consists of three key components: Policy Server, Agents and an Administration Console. Additionally, SiteMinder is delivered with a developer kit that allows developers to construct web sites in both C++ and Java applications. The following briefly describes each of the primary components:

     - Policy Server. The Policy Server is a generalized security policy engine that includes processes for authentication, authorization, session management, administration and auditing. The Policy Server, which handles all requests for managing, and enforcing user entitlements, runs on Windows NT and UNIX platforms.

     - Agents. Agents are distributed components deployed on web servers, application servers, and mainframes or as part of an application itself. Agents communicate policies to the application governing user entitlements. SiteMinder includes web agents compatible with most popular web servers, including Microsoft IIS, Netscape Enterprise Server and Apache. SiteMinder also supports application server agents compatible with the current most popular application servers.

      In the fourth quarter of 2001 the Company released the Netegrity Secure Proxy Server platform. This SiteMinder add-on can be used in combination with web agents or independently. The Secure Proxy Server platform is a high performance, proxy gateway that is an alternative to Netegrity's traditional agents for securing company's backend servers. The Secure Proxy Server's patent pending technology offers a turnkey reverse proxy solution built upon market-proven Java technologies and components. It is an add-on solution to Netegrity SiteMinder that accepts HTTP and HTTP over SSL (HTTPS) requests from web clients, passes those requests to enterprise backend content servers, and then returns resources to the requesting client. The Secure Proxy Server solutions may be used singly or in combination with SiteMinder Agents to provide the optimum security and administration environment for any site.

     - Administration Console. The Administration Console is a secure Java applet that allows administrators to create and manage user entitlement policies from any Java-enabled web browser.

     A SiteMinder protected e-business web site secures users and applications as follows:

          1. A user enters an e-business web site and attempts to access an application. The web agent intercepts this request and checks with the policy server to determine if the application is protected.

          2. If the application is protected, the SiteMinder software policy server will tell the web agent to authenticate the user with any number of authentication techniques. SiteMinder supports most of the major authentication approaches including user name and password, digital certificates, basic authentication, forms, custom, tokens and biometric. SiteMinder can also chain together different authentication methods for different groups of users.

          3. Once the user has been authenticated, the SiteMinder software policy server delivers to a web agent the entitlements for this user. SiteMinder provides very fine grained authorizations and can restrict access based on any number of user attributes (group, role, location, etc.) as well as based on time of day, IP address and more. These entitlements are now delivered to the application.

          4. Finally, the application uses the entitlements to process the user requests and provide identity based personalization.

     SiteMinder has been developed with a scalable, highly available architecture. Key features of this robust architecture include:

     - Load balancing. SiteMinder Agent components can easily be configured to balance loads across multiple policy servers, as well as across multiple user directories. The result is nearly linear scaling as additional servers are deployed.

     - Automatic fail-over. SiteMinder Agents are readily configured to automatically communicate with a new policy server should their primary policy server be taken off line or fail. Likewise, SiteMinder Policy Servers can be configured to automatically utilize a new user directory should their primary user directory be taken off line or fail. The result is a fully redundant architecture that provides high availability.

     - Local caching. Both Policy Server software and Agents can be configured to cache appropriate data thereby minimizing unnecessary traffic and processing requirements. SiteMinder's session management will automatically update cached information should policies or user profiles change.

     We typically license SiteMinder software based on the following categories:

     - Intranets, in which all the users are employees or contractors working for our customer. Prices start at approximately $30 per user for small sites and are discounted as volumes grow.

     - Extranets, in which our customers conduct transactions with their corporate customers, suppliers and partners. Prices start at approximately $20 per user for small sites and are discounted as volumes grow.

     - Internet sites, in which consumer users are seeking products or information from our customers. Prices start at approximately $4 per user for volumes greater than 250,000 users and are discounted as volumes grow.

     Standard SiteMinder software licenses include a web Agent license and Policy Server licenses. Essentially, our customers pay us for the size of the web site they are building, as measured by the number and type of users of that site. Our standard product license gives the customer the right to replicate and install our SiteMinder software components throughout its web site infrastructure as needed to meet scalability and redundancy requirements.

DELEGATED MANAGEMENT SERVICES SOFTWARE

     Netegrity's Delegated Management Services version 2.0 (DMS2) is an add-on solution to our SiteMinder software that enables e-businesses to greatly reduce management time, complexity, and costs associated with managing large numbers of distributed users accessing e-business web sites protected by SiteMinder.

     DMS2 enables administrators to delegate to business unit or partner administrators the creation and management of user accounts/profiles and the assignment of users to roles that determine their access to the e-business applications. Additionally, DMS2 provides the end user with the ability to self-service their user data reducing costs and time frames for profile changes. DMS2 works with SiteMinder to provide integration of identity management and access control.

     The DMS2 product runs on a range of different platforms and works with a broad range of user directories. The product supports "N-level" delegation allowing delegation of administration to any number of levels within a company or a partner organization. The product is built with standard technology such as HTML and JSP pages that enable fast customization and the ability to brand DMS2 for a company. DMS2 also includes workflow events enabling customers to implement approval based workflow solutions. With DMS2, administrators can:

     - Discover organizations, groups and users

     - Create multiple levels of delegation authority

     - Create, modify and delete groups and users

     - Create and manage multiple sub-organizations and

     - Assign organizational administrators

     Key benefits of DMS2 software include:

     - Enables companies to securely manage e-business directories worldwide. DMS2 addresses the needs of businesses today to delegate directory management to logically and physically distinct business partners while ensuring the security of the supported e-business system. DMS2 offers advanced identity management capabilities in diverse languages, including mixed languages for multi-national corporate environments.

     - Reduces costs associated with managing large numbers of users. DMS2 leverages infrastructure by utilizing existing directories thereby eliminating the need to create new directories or synchronize with existing name spaces. It includes an easy to use configuration wizard that quickly establishes the primary administrator and creates all the needed delegated user management components to enable unlimited numbers of organizational administrators thereby reducing IT workload and staffing requirements.

     - Offers the reliability, extensibility and scalability required by mission critical e-business systems. DMS2 leverages SiteMinder's industry proven scalability in support of multi-million user deployments. The DMS2 agent architecture provides the same failover and load-balancing features offered by SiteMinder web agent components. Presentation components are comprised of easily extensible JSPs, Java Beans and text-based property files.

     We typically license DMS software within the same categories as SiteMinder as follows:

     - Intranets, in which all the users are employees or contractors working for our customer.

     - Extranets, in which our customers conduct transactions with their corporate customers, suppliers and partners.

     - Internet sites, in which consumer users are seeking products or information from our customers.

  SiteMinder Software Products in Development (as of March 1, 2002)

     We are scheduled to release SiteMinder version 5.0 in the first quarter of 2002. This release will include:

     - Real-time Transactional Security. SiteMinder version 5.0 will allow for the separation of security specific business logic from the rest of the application thereby binding contextual data to authorization policies and evaluating security business policies in real time.

     - A Reduction of Overall IT Administration Costs. SiteMinder version 5.0 will enhance site administration capabilities by providing network monitoring, centralized agent management, tools for security life-cycle management, and enhanced reporting to help customers to fine-tune their e-business infrastructure. These enhancements are designed to reduce overall IT administration costs.

     - Improved Microsoft Windows Security Integration. SiteMinder version 5.0 will work seamlessly with Microsoft desktop applications, email and departmental HTTP servers.

     In addition, within the next twelve months, the Company intends to introduce SiteMinder Affiliate Services software to enable customers to deliver federated security across trusted e-business networks, and TransactionMinder software, to enable customers to provide policy-based security for web services.

NETEGRITY INTERACTION SERVER SOFTWARE

     NIS software version 5.0, which was released by DataChannel in the third quarter of fiscal year 2001 prior to its acquisition by the Company, interacts with four components of an enterprise IT infrastructure:

     - Database Server. The NIS Platform is designed to support Microsoft SQL Server 7.0/2000 and Oracle 8.1.7. The database server acts as the central repository for storing essential configuration and run-time data needed by NIS.

     - Application Server. NIS version 5.0 is a portal framework of modular components built with Java 2 Platform Enterprise Edition (J2EE) technologies. It is deployable on J2EE-compliant application servers, leveraging performance and scalability, through segmenting and distributing functionality among clustered machines. Netegrity has reached an agreement with BEA to package Weblogic Server with NIS.

     - Search Server. NIS currently integrates the search capabilities of Convera's RetrievalWare to provide search on both portal content and meta-content. NIS has an extensible architecture that enables the integration of other search engines as well.

     - Directory Servers. NIS version 5.0 provides native integration with iPlanet Directory Server and Microsoft Windows 2000 Active Directory Service and utilizes them as repositories for user and entitlement data.

     Key features of NIS include:

     - Workspace Development. NIS delivers a browser based easy to use, visual portal page development environment that enables the creation of complex portal pages. The product also delivers a forms-based page development tool.

     - Interactive Knowledge Management. NIS provides integrated content management capabilities including end-user publishing, workflow, versioning, check-in/check-out, bulk publishing, and scheduled availability/expiration for all portal resources as well as extending these services to Integrated Content Management vendor-controlled content. In addition, built-in taxonomy tools allow for personalized, context-sensitive content delivery.

     - Integrated Access. NIS portlet architecture provides over 100 pre-made portlets for integrated, personalized access to common web-based and application-based resources. A suite of portlet generation wizards automate the creation of new portlets using various communication technologies including JDBC, web Services (WSDL/SOAP) and Enterprise Application Integration (EAI) products such as those from SeeBeyond and Vitria. Application Portlet Wiring functionality allows portlets to be "related" such that data from one portlet can drive the content/presentation of other portlets.

     - Search Features. NIS possesses fully integrated search and discovery capability, including support for full-text searching, meta-data searches, "fuzzy" logic, parametric and concept searches.

     - Environmental Changes. NIS has subscription and notification services throughout both the portal content and administrative facilities, alerting users and/or administrators of changes in the environment either via email or through a dedicated portal notifications page.

     We typically license NIS based on the following categories:

     - Intranets, in which all the users are employees or contractors working for our customer. Prices start at approximately $243 per user for small sites and are discounted as volumes grow.

     - Extranets, in which our customers conduct transactions with their corporate customers, suppliers and partners. Prices start at approximately $136 per user for small sites and are discounted as volumes grow.

     - Internet Sites, in which users are consumers seeking products or information from our customers. Prices start at less than $96 per user for volumes up to 1,000 users and are discounted as volumes grow.

  NIS Products in Development (as of March 1, 2002)

     We are scheduled to release NIS version 5.1 in the first quarter of 2002. This release will represent the first step in integrating SiteMinder functionality into NIS and will include:

     - Integration with SiteMinder Security Policies. All resources managed by the NIS, including portlets, documents, folders and topics, will be protected using SiteMinder. Administration costs are reduced by centrally managing user access across all e-business applications. The out-of-the-box integration also provides a seamless user experience with single sign-on across all portal applications and a personalized experience based on the user's profile.

     - Integration of the Directory Server Services of SiteMinder. The integration of the directory server services of SiteMinder will increase the range of supported directory servers.

     - Integration of SiteMinder Security with the Event Message System. The integration of SiteMinder security with the event message system will enable significant security among "wired" portlets.

     - Creation of Self-Registration Portlets. Wizards will be provided for creating portlets that allow users to create a customer registration interface for SiteMinder.

  NETEGRITY JSAML TOOLKIT AND SECURITY STANDARDS

     The Organization for the Advancement of Structured Information Standards (OASIS) is an international, not-for-profit consortium that designs and develops industry standard specifications for interoperability based on XML. In December 2000, Netegrity created an OASIS industry-wide Technical Committee called Security Services (www.oasis-open.org/committees/security), which is responsible for submitting a draft specification of the Security Assertion Markup Language
(SAML) to the OASIS Board members. The SAML specification is primarily based on Netegrity's pioneering XML security specification called S2ML. Netegrity continues to work toward the completion of the SAML Oasis Standards and hopes that this standard will be widely adopted in the industry allowing the development and deployment of web services security solutions.

SERVICES

     Our professional services organization provides consulting and integration services that aid our customers in successfully implementing SiteMinder, DMS and NIS products within their organizations. Our professional services include application infrastructure planning, application prototyping and integration, deployment, SiteMinder extensions and custom agents, and training for developers and solutions architects.

     The Netegrity Technical Services group is headquartered in Waltham, Massachusetts. In order to ensure delivery of customer service around the world on a 24 hour per day, seven day per week basis, during 2001 the Company also opened a technical service center in Kuala Lumpur, Malaysia. We provide many services as well as various levels of support for all customer environments, based on their needs. Prompt response and a quality resolution are the hallmarks of our service. The Netegrity Technical Service Centers offer email, fax, World Wide Web (www) or telephone access for our customers. Netegrity Technical Services also offers extended services such as on-site training, installation, and customized service offerings. Netegrity Technical Services is committed to resolving customer problems in a timely manner.

OTHER PRODUCTS AND SERVICES

     In addition to the sales and marketing of Netegrity's SiteMinder, DMS and NIS products, we are a non-exclusive distributor of Check Point Software Technologies' FireWall-1 product. We sell this product directly to end users through a small, dedicated sales organization throughout the United States.

SALES, MARKETING AND DISTRIBUTION

     We directly market our SiteMinder, DMS and NIS software and services domestically through a field sales organization supported by inside sales representatives. We also indirectly market through strategic partnerships and other third-party relationships with vendors of Internet-related systems and application software as well as through resellers and systems integrators. As of December 31, 2001, our sales, marketing and customer support organizations consisted of 236 individuals (including 20 from the DataChannel acquisition).

     Direct Sales Force. As of December 31, 2001, our direct sales force consisted of 151 individuals, 42 of whom were field sales representatives covering three domestic and two international regions. Our sales organization identifies prospects that have e-business plans and requirements, and deploys a solution-selling approach once customers are qualified. Our inside sales representatives qualify, develop and pursue leads generated through a variety of sources. Our field sales group conducts on-site meetings with accounts that have substantial product and service requirements. We market SiteMinder and DMS software and services to large, corporate customers and smaller firms that need to protect access to mission-critical information while providing the users of their applications with a personalized, seamless experience. We market NIS software and services to similar profile companies, whose e-business application plans include requirements for personalized portal workspaces that aggregate and integrate content and application presentation. We generally sell to e-business business managers, product managers, web application development managers, Internet architects, security administrators, network/systems administrators and other people responsible for analyzing and selecting e-business solutions. We plan to continue to focus on building our direct sales force, especially our field sales representatives, both internationally and domestically.

     Indirect Distribution. We have signed partnership agreements with several leading technology providers and systems integrators. We classify our partner companies as follows:

     - Systems integrators. Netegrity has established significant partnerships with major global systems integrators which play a major role in deploying the Company's products and also recommend our products to prospective customers.

     - Alliance Partners. Alliance partners have licensed versions of our software and bundle our products into their product offerings.

     - Technology Partners. Technology partners integrate their product offerings to insure that they interoperate with our software and bundle our products into their product offerings. We work together with these vendors to provide technical integration of our product. In many cases we also work together on sales and marketing initiatives.

     - Resellers. Resellers sell the Company's products and have played a significant role in expanding our distribution network, particularly in Europe and Asia.

     Product Marketing Programs. We engage in a broad range of product marketing activities, including sponsorship of seminars for prospective customers, exhibiting at targeted conferences for the technology and investment communities, as well as providing paper and e-mail based direct mailings. We also maintain an active public relations program through which we issue press releases that highlight major customer additions, strategic partnerships and new product releases, manage relationships with industry analysts, and promote coverage of the Company in the trade and business press. We devote significant resources to our web site to provide product and company information as well as customer profiles. We continue to enhance our web site with features, including presentations and seminar content online and customer application success stories. Our product marketing programs are aimed at informing customers of the capabilities and benefits of our solutions and increasing demand across all industry segments. We plan to continue to devote significant resources to marketing our products and brand.

CUSTOMERS

     As of December 31, 2001, we licensed SiteMinder software to 533 customers, including 98 customers who also license DMS software, and NIS software to 36 customers. Our customer base spans multiple industry segments, including financial services, manufacturing, health care, high tech, governmental, banking and service providers.

     No single customer, including direct end users or resellers, accounted for more than 10% of our total revenues during the years ended December 31, 2001, 2000 and 1999.

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

COMPETITION

     The market for SRM products and services is new, rapidly evolving and highly competitive. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that our ability to compete depends on many factors both within and beyond our control, including: the performance, reliability, features, price and ease of use of our products as compared to those of our competitors; our ability to secure and maintain key strategic relationships with distributors, resellers and other partners; our ability to expand both our domestic and international sales operations; and the timing and market acceptance of new solutions and enhancements to existing solutions developed by us and our competitors.

     Initially, our primary source of competition was from custom-built secure portal management software developed in-house. Many of our potential customers have the resources to establish in-house software development capabilities, and some of them, from time to time, may choose to develop their own secure portal management technology competitive with ours.

     Our primary competitor for SiteMinder software is the Tivoli Division of IBM. We also compete against traditional security companies such as Oblix, RSA/Securant, Entrust and Open Network Technology. We compete against traditional portal vendors such as Plumtree and EpiCentric with our NIS software. In addition, a number of other security and software companies have indicated that they plan to offer products that may compete with our SRM product line in the future. Competition may also develop as the market matures and other companies begin to offer similar products, and as our product offerings expand to other segments of the marketplace. Current and potential competitors have established, or may in the future establish, cooperative selling relationships with third parties to increase the distribution of their products to the marketplace. Accordingly, it is possible that new competitors may emerge and acquire significant market share.

     Today, many of our competitors have shorter operating histories, and less financial and technical resources than we have. In addition, these smaller competitors have smaller customer bases. Some of our newer competitors, however, are larger companies who have large financial resources, well-established development and support teams, and large customer bases. These larger competitors may initiate pricing policies that would make it more difficult for us to maintain our competitive position against these companies.

     As new participants enter the SRM market, we will face increased competition. Potential competitors may bundle their products in a manner that discourages users from purchasing our products. It is also possible that current and potential competitors may be able to respond more quickly to new or emerging technologies or customer requirements, resulting in increased market share.

     Our FireWall-1 reseller business experiences competition from companies that offer products competing with Check Point Software Technologies' FireWall-1 product, including Symantec Technologies, Cisco Systems and Trusted Information Systems. We also compete with other resellers of FireWall-1.

PRODUCT RESEARCH AND DEVELOPMENT

     The market for e-business security products is characterized by rapid technological change, changes in customer requirements, new product introductions and enhancements, and emerging industry standards. We devote significant time and resources to analyzing and responding to changes in the industry, such as changes in operating systems, application software, security standards, networking software and evolving customer requirements.

     E-business applications have significant requirements for scalability, reliability, sophisticated security and ease of administration. These increased demands drive the need for a centralized access control model for administrators and a single point of access for end-users. With the growing implementation of standards-based user directories, such as LDAP, and the proliferation of flexible and easy-to-use security products, businesses are able to take advantage of best-of-breed solutions as they deploy e-business applications across heterogeneous networks. We have made, and expect to continue to make, a substantial investment in research and development. In the years ended December 31, 1999, 2000 and 2001, we spent approximately $3.7, $9.1 and $15.8 million, respectively (exclusive of approximately $3.0 million of non-recurring acquired in-process research and development in connection with the acquisition of DataChannel) or 29%, 17% and 18% of total revenues on research and development. We will continue our product development efforts for our current products, as well as developing next generation products for new markets. As of December 31, 2001, we had 142 employees engaged in research and development activities (including 40 from the DataChannel acquisition).

     We believe our future success depends largely on our ability to enhance and broaden our existing product line to meet the evolving needs of the market. There can be no assurance that we will be able to respond effectively to technological changes or new industry standards or developments. Our operating results and business could be adversely affected if we were to incur significant delays or be unsuccessful in developing new products or enhancing our existing products, or if any such enhancements or new products do not gain market acceptance. In addition, a number of factors may cause variations in our future operating results including the timing of product introductions and enhancements by us or our competitors, market acceptance of new products, or customer order deferrals in anticipation of new products.

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

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and, while we are unable to determine the extent to which piracy of our software exists, it can be expected to be a persistent problem. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our property could have a material adverse effect on our business, operating results and financial condition.

     There can be no assurance that other parties will not claim infringement with respect to our current or future products. We expect that developers of web-based application software products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into terms marginally acceptable to us or at all. A successful infringement claim against us and our failure or inability to license the infringed rights or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results.

     We integrate third-party software into our products. This third-party software may not continue to be available on commercially reasonable terms. We believe, however, there are alternative sources for such technology. If we are unable to maintain licenses to the third-party software included in our products, however, distribution of our products could be delayed until equivalent software could be developed or licensed and integrated into our products. This delay could materially adversely affect our business, operating results and financial condition.

EMPLOYEES

     As of December 31, 2001, we had a total of 486 full-time employees (including 95 from the acquisition of DataChannel), of which 142 were involved in research and development, 226 in sales, marketing and customer support, 77 in consulting and training and 41 in administration and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that our relationships with employees are good. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense.

                                  RISK FACTORS

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In that context, the discussion in this Item contains forward-looking statements that involve certain degrees of risk and uncertainty, including statements relating to liquidity and capital resources. Except for the historical information contained herein, the matters discussed in this section are such forward-looking statements that involve risks and uncertainties, including:

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

     In recent years, we have incurred substantial operating losses. We cannot predict if we will achieve profitability for any substantial period of time. Failure to maintain levels of profitability as expected by investors may adversely affect the market price of our common stock. In the year ended December 31, 2001, we had net income of $1.6 million. As a result of historical operating losses, including during the last two quarters of the year ended December 31, 2001, as of December 31, 2001, we had an accumulated deficit of approximately $20.4 million.

DISAPPOINTING QUARTERLY RESULTS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL SUBSTANTIALLY.

     Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenues or operating results fall below the expectations of investors, the price of our common stock could fall substantially. Our quarterly revenues may fluctuate for several reasons, including the following:

     - customers choosing to delay their purchase commitments or purchase in smaller than expected quantities due to a general slowdown in the economy;

     - market acceptance of our SiteMinder, DMS, NIS and related products;

     - our success in obtaining follow-on sales to existing customers;

     - the long sales and deployment cycle of our products;

     - our ability to hire and retain personnel, particularly in development, services and sales and marketing;

     - the release of new versions of SiteMinder or other products; and

     - the development of our direct and indirect sales channels.

     In addition, because our revenues from services are largely correlated with our software revenues, a decline in software revenues could also cause a decline in our services revenues in the same quarter or in subsequent quarters. Other factors, many of which are outside our control, could also cause variations in our quarterly revenues and operating results.

     Most of our expenses, such as employee compensation and rent, are relatively fixed. Moreover, our expense levels are based, in part, on our expectations regarding future revenue increases. We expect to continue to invest in all areas, particularly in research and development and sales and marketing, in order to execute our business plan. As a result, any shortfall in revenues in relation to our expectations could cause significant changes in our operating results from quarter to quarter and could result in future losses.

OUR FUTURE SUCCESS WILL DEPEND ON OUR ABILITY TO MARKET OUR PRODUCTS AND RELATED SERVICES SUCCESSFULLY.

     We currently derive a substantial majority of our total revenues from the sale of SiteMinder software licenses and related products and services. Commercial deployments of SiteMinder products have grown to include not only business-to-business and e-business applications, but large intranet and multi-million user business-to-consumer deployments, as well. Broad market acceptance of our products will depend on the development of a market for access control and identity management, including usage of our products for software business-to-consumer applications, and customer demand for the specific functionality of our products. Market acceptance for our products, and customer demand for the services they provide, may not develop.

     Our ability to develop the market for our products depends in part on our ability to provide support services on a 24 hour per day, seven day per week basis. Any damage or disruptions to our service centers, including the recently opened service center in Malaysia, whether as a result of terrorism or some other cause, could seriously impact our ability to provide the necessary service to our customers and fulfill our service contracts.

     There are currently 36 commercial deployments of our NIS. Broad market acceptance of NIS and related services will depend on continued development of the enterprise portal market, and consequent customer demand for the specific functionality of NIS. If we fail in marketing our products and services, for whatever reason, our business will be harmed.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO ENHANCE OUR PRODUCT LINES AND DEVELOP NEW PRODUCTS.

     We believe our success is dependent, in large part, on our ability to enhance and broaden our product lines to meet the evolving needs of both the business-to-business intranet and business-to-consumer market. We may be unable to respond effectively to technological changes or new industry standards or developments. In the past, we have been forced to delay introduction of several new product versions. In the future, we could be adversely affected if we incur significant delays or are unsuccessful in enhancing our product lines or developing new products, or if any of our enhancements or new products do not gain market acceptance.

OUR PERFORMANCE DEPENDS ON OUR ABILITY TO OBTAIN FOLLOW-ON SALES.

     Customers typically place small initial orders for a Netegrity product installation to allow them to evaluate its performance. Our strategy is to pursue more significant follow-on sales after these initial installations. Our financial performance depends on successful initial deployments of our products that, in turn, lead to follow-on sales. If the initial deployments of our products are not successful, we may be unable to obtain follow-on sales.

WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

     The market for access control, identity management and portal products and services is highly competitive. We expect the level of competition to increase as a result of the anticipated growth of e-business. Our primary competitors include IBM, RSA/Securant, Entrust, Open Network Technology, Plumtree, Epicentric, BEA, Oblix and many early-stage companies. In addition, a number of other security and software companies have indicated that they offer products which may compete with ours. We also face competition from web development professional services organizations. We expect that additional competitors will emerge in the future. Current and potential competitors have established, or may in the future establish, cooperative relationships with third parties to increase the availability of their products to the marketplace. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Potential competitors may have significantly greater financial, marketing, technical and other competitive resources than we have. If, in the future, a competitor chooses to bundle a competing secure user management product with other e-commerce applications, the demand for our products might be substantially reduced. Because of these factors, many of which are out of our control, we may be unable to maintain or enhance our competitive position against current and future competitors.

REGULATIONS OR CONSUMER CONCERNS REGARDING THE USE OF "COOKIES" ON THE INTERNET COULD REDUCE THE EFFECTIVENESS OF OUR SITEMINDER SOFTWARE PRODUCTS.

     Our SiteMinder products use cookies to support their single sign-on functionality. A cookie is information keyed to a specific user that is stored on the hard drive of the user's computer, typically without the user's knowledge. Cookies are generally removable by the user, and can be refused by the user at the point at which the information would be stored on the user's hard drive. A number of governmental bodies and commentators in the United States and abroad have urged passage of laws limiting or abolishing the use of cookies. The passage of laws limiting or abolishing the use of cookies, or the widespread deletion or refusal of cookies by web site users, could reduce or eliminate the effectiveness of SiteMinder's single sign-on functionality and could reduce market demand for our SiteMinder products.

WE MAY BE UNABLE TO HIRE AND RETAIN SKILLED PERSONNEL.

     Qualified personnel are in great demand throughout the software industry. Our success depends, in large part, upon our ability to attract, train, motivate and retain highly skilled employees, particularly software engineers, professional services personnel, sales and marketing personnel and other senior personnel. Our failure to attract and retain the highly trained technical personnel that are integral to our product development, professional services and direct sales teams may limit the rate at which we can generate sales and develop new products or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP OUR DIRECT SALES AND INDIRECT DISTRIBUTION CHANNELS.

     To increase our revenues, we must develop our direct sales channel and increase the number of our indirect channel partners. There is intense competition for sales personnel in our business, and we cannot be sure that we will be successful in attracting, integrating, motivating and retaining sales personnel. In addition, we must increase the number of strategic partnerships and other third-party relationships with system integrators, vendors of Internet-related systems and application software and resellers. Our existing, or future, channel partners may choose to devote greater resources to marketing and supporting the products of other companies or conflicts may develop among our sales force and channel partners. If we fail to develop these relationships or these relationships do not result in successful partnerships, our revenue could suffer.

WE RELY ON THIRD PARTY TECHNOLOGY TO ENHANCE OUR PRODUCTS.

     We incorporate into our products software licensed from third-party software developers that enhance and enable the functionality of our product. Third-party software may not continue to be available on commercially reasonable terms or with acceptable levels of support, or at all. Failure to maintain those license arrangements or defects and errors in those third-party products could delay or impair our ability to develop and sell our products.

OUR FAILURE TO EXPAND OUR PROFESSIONAL SERVICES RESOURCES COULD LIMIT OUR ABILITY TO INCREASE OUR PRODUCT SALES.

     Our professional services organization and our system integrators provide critical support to our customers' installation and deployment of our products. If we fail to expand our professional services resources and/or adequately develop our system integrator relationships, our ability to increase products sales may be limited. In addition, if we cannot adequately support product installations, our customers' use of our products may fail which could harm our reputation and hurt our business.

OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY OPERATING RESULTS.

     We have a long sales cycle because we generally need to educate potential customers regarding the use and benefits of our products. The length of our sales cycle varies depending on the size and type of customer contemplating a purchase and whether we have conducted business with a potential customer in the past. In addition, these potential customers frequently need to obtain approvals from multiple decision makers prior to making purchase decisions. Our long sales cycle, which can range from several weeks to several months or more, makes it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our revenues and operating results for any particular period.

OUR FAILURE TO MANAGE OUR RAPID GROWTH EFFECTIVELY COULD HURT OUR BUSINESS.

     Our failure to manage our rapid growth effectively could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. We have been experiencing a period of rapid growth that has been placing a significant strain on all of our resources. From December 31, 2000 to December 31, 2001, we increased the number of our employees from 292 to 486 (including 95 from our acquisition of DataChannel on December 14, 2001). We may experience similar growth in the future. To manage recent and future growth effectively we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage expanded operations.

IF WE LOSE THE SERVICES OF BARRY BYCOFF OR ANY OTHER MEMBER OF OUR MANAGEMENT TEAM, OUR BUSINESS COULD SUFFER.

     Our future success depends, to a significant degree, on the skill, experience and efforts of Barry Bycoff, our chief executive officer, and the rest of our management team. The loss of any member of our management team or the inability of our officers and key employees to work effectively as a team could have a material adverse effect on our business, operating results and financial condition.

AS WE CONTINUE TO EXPAND OUR INTERNATIONAL OPERATIONS, WE WILL FACE CONTINUED RISKS TO OUR SUCCESS.

     We intend to continue to expand our international operations in the future. This expansion will require additional resources and management attention, and will subject us to increased regulatory, economic and political risks. We have very little experience in international markets and we cannot be sure that our continued expansion into global markets will be successful. In addition, we will face increased risks in conducting business internationally. These risks could reduce demand for our products and services, increase the prices at which we can sell our products and services, or otherwise have an adverse effect on our operating results. Among the risks we believe are most likely to affect us are:

     - longer decision making cycles;

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

     - political and economic instability;

     - increased use of contractors on a global basis for both professional services and development works, as business requirements dictate that may result in increased cost of services and/or less direct control; and

     - disruption caused by terrorist activities in various regions around the world.

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR PROPRIETARY RIGHTS.

     Our success depends to a significant degree upon the protection of our software and other proprietary technology. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. We depend upon a combination of patent, trademark, trade secret and copyright laws, license agreements and non-disclosure and other contractual provisions to protect proprietary and distribution rights in our products. In addition, we attempt to protect our proprietary information and the proprietary information of our vendors and partners through confidentiality and/or license agreements with our employees and others. Although we have taken steps to protect our proprietary technology, they may be inadequate. Existing trade secret, copyright and trademark laws offer only limited protection. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, even if we were to prevail.

CLAIMS BY OTHER COMPANIES THAT WE INFRINGE THEIR PROPRIETARY TECHNOLOGY COULD HURT OUR FINANCIAL CONDITION.

     If we discover that any of our products violated third-party proprietary rights, there can be no assurance that we would be able to reengineer our product or to obtain a license on commercially reasonable terms to continue offering the product without substantial reengineering. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technology environment in which there may be numerous patent applications pending for similar technologies, many of which are confidential when filed. Any claim of infringement, even if invalid, could cause us to incur substantial costs defending against the claim and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. Any of these events could have a material adverse effect on our business, operating results and financial condition.

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

WE COULD INCUR SUBSTANTIAL COSTS RESULTING FROM PRODUCT LIABILITY CLAIMS RELATING TO OUR CUSTOMERS' USE OF OUR PRODUCTS.

     Many of the e-commerce applications supported by our products are critical to the operations of our customers' businesses. Any failure in a customer's web site or application caused or allegedly caused by our products could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we maintain general liability insurance, including coverage for errors and omissions, we cannot be sure that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

OUR ACQUISITION OF OTHER COMPANIES MAY INCREASE THE RISKS WE FACE.

     On December 14, 2001, we acquired the capital stock of DataChannel, Inc., a privately held Washington corporation. In the future, we may pursue other acquisitions to obtain complementary products, services and technologies. DataChannel and any other such acquisition may not produce the revenues, earnings or business synergies that we anticipated, and an acquired product, service or technology might not perform as we expected. In pursuing any acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition. If we complete an acquisition, we would probably have to devote a significant amount of management resources to integrate the acquired business with our existing business. To pay for an acquisition, we might use our stock or cash. Alternatively, we might borrow money from a bank or other lender. If we use our stock, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity will be reduced.

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

     The stock market in general and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. Recently, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

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

WE MAY LOSE MONEY ON FIXED-PRICE CONSULTING CONTRACTS.

     In the future, an increased portion of our services revenues may be derived from fixed-price contracts. We work with complex technologies in compressed time frames and it can be difficult to judge the time and resources necessary to complete a project. If we miscalculate the resources or time we need to complete work under fixed-price contracts, our operating results could be materially harmed. As of December 31, 2001, the Company had no fixed-price contracts.

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

ITEM 2.  PROPERTIES

     The Company's headquarters consist of a leased office suite located at 52 Second Avenue in Waltham, Massachusetts. We occupy 50,345 square feet of space under a lease expiring in March 2003. Our wholly-owned subsidiary, DataChannel, is located in Bellevue, Washington, where we occupy 50,665 square feet of space under three separate leases expiring in April 2004. In addition, we lease 4,127 square feet of space to house our new technical service center in Kuala Lumpur, Malaysia, under a lease expiring in June 2004.

     In order to support our field sales and consulting staff, we lease office space domestically in Los Angeles and San Jose, California; Littleton, Colorado; Atlanta, Georgia; Chicago, Illinois; Methuen, Massachusetts; New York, New York; Reston, Virginia; and Kirkland, Washington. Internationally, we lease office space in Sydney and Melbourne, Australia; Toronto, Canada; London and Marlow, England; Helsinki, Finland; Paris, France; Frankfurt, Germany; Hong Kong; Milan, Italy; Tokyo, Japan; Seoul, Korea; Oslo, Norway; Ngee Ann City, Singapore; and Stockholm, Sweden.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the NASDAQ National Market under the symbol "NETE." As of December 31, 2001, there were 164 holders of record of our common stock, some of whom are holders in nominee name for the benefit of different shareholders. The following table sets forth, for the periods indicated, the range of high and low closing prices per share of our common stock, as reported on the NASDAQ National Market during each of the quarters indicated.

                                                               PRICE RANGE OF
                                                                COMMON STOCK
                                                              -----------------
                                                               HIGH       LOW
                                                              -------   -------
2000 FISCAL YEAR
  First Quarter.............................................  $62.000   $30.042
  Second Quarter............................................  $50.209   $18.000
  Third Quarter.............................................  $72.500   $49.209
  Fourth Quarter............................................  $79.375   $40.000

2001 FISCAL YEAR
  First Quarter.............................................  $64.125   $24.625
  Second Quarter............................................  $45.030   $17.266
  Third Quarter.............................................  $32.880   $ 8.570
  Fourth Quarter............................................  $20.790   $ 8.200

     In September 2000, the Company effected a three-for-two stock split in the form of a stock dividend. All share and per share data has been adjusted to reflect the split.

     In September 2001, the Company announced that its Board of Directors had approved the repurchase of up to $20.0 million of its currently outstanding common stock. The repurchase program is expected to continue until September 2002 unless extended or curtailed by the Board of Directors. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. Whether any such repurchases will be made, and the number of shares repurchased, will depend upon the availability of shares at acceptable prices. Repurchased shares will become authorized but unissued shares and will be used for general corporate purposes, including the issuance of shares in connection with the Company's employee stock option plans and other purposes. As of December 31, 2001 no shares of the Company's common stock had been repurchased.

     In December 2001, the Company issued 2,499,968 shares of its common stock in connection with the Company's acquisition of DataChannel, pursuant to a merger whereby DataChannel became a wholly owned subsidiary of the Company. The shares were issued to stockholders of DataChannel pursuant to an exemption from registration under Regulation D of the Securities Act of 1933. The resale of the shares was registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 13, 2002.

     We have not paid dividends on the Company's common stock and do not anticipate paying such dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance our operations and expand our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                          YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------
                                               1997      1998       1999      2000      2001
                                              -------   -------   --------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software licenses.........................  $   237   $ 1,483   $  7,527   $37,688   $55,314
  Services..................................       12       468      2,211    12,693    27,634
  Other.....................................    4,484     2,840      3,008     3,655     3,633
                                              -------   -------   --------   -------   -------
     Total revenues.........................    4,733     4,791     12,746    54,036    86,581
Cost of revenues:
  Cost of software licenses.................       47       203        631     2,549     2,084
  Cost of services..........................       --       110      1,227     7,415    13,548
  Cost of other.............................    2,423     1,451      1,620     2,169     2,221
                                              -------   -------   --------   -------   -------
     Total cost of revenues.................    2,470     1,764      3,478    12,133    17,853
                                              -------   -------   --------   -------   -------
Gross profit................................    2,263     3,027      9,268    41,903    68,728
Selling, general and administrative
  expenses..................................    5,509     6,630     16,294    36,094    51,989
Research and development expenses...........    1,028     1,991      3,744     9,103    15,791
Acquired in-process research and
  development...............................       --        --         --        --     3,000
Non-recurring expenses......................       --        --         --        --       529
                                              -------   -------   --------   -------   -------
Loss from operations........................   (4,274)   (5,594)   (10,770)   (3,294)   (2,581)
Other income, net...........................      203       130        824     6,103     4,831
Share of loss from investment in Encotone,
  Inc.......................................     (132)       --         --        --        --
Write off of investment in Encotone LTD.....   (1,049)       --         --        --        --
                                              -------   -------   --------   -------   -------
Income (loss) before provision for income
  taxes.....................................   (5,252)   (5,464)    (9,946)    2,809     2,250
Provision for income taxes..................       --        --         --        75       607
                                              -------   -------   --------   -------   -------
Net income (loss)...........................   (5,252)   (5,464)    (9,946)    2,734     1,643
Recognition of beneficial conversion feature
  and accretion of preferred stock..........       --     2,784        413        --        --
                                              -------   -------   --------   -------   -------
Net income (loss) attributable to common
  stockholders..............................  $(5,252)  $(8,248)  $(10,359)  $ 2,734   $ 1,643
                                              =======   =======   ========   =======   =======
Earnings per share:
  Basic.....................................  $ (0.38)  $ (0.59)  $  (0.59)  $  0.09   $  0.05
  Diluted...................................  $ (0.38)  $ (0.59)  $  (0.59)  $  0.08   $  0.05
                                              =======   =======   ========   =======   =======
Weighted average shares outstanding:
  Basic.....................................   13,919    14,043     17,472    29,010    31,076
  Diluted...................................   13,919    14,043     17,472    33,407    32,936

                                                               DECEMBER 31,
                                             -------------------------------------------------
                                              1997     1998       1999       2000       2001
                                             ------   -------   --------   --------   --------
                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..................  $2,134   $ 1,175   $102,879   $115,747   $ 26,332
Marketable securities......................      --        --         --         --     82,734
Working capital............................       9        47    104,435    112,330     92,485
Intangible assets, net.....................      --        --         --         --     68,108
Total assets...............................   4,849     4,225    110,970    138,379    206,179
Total stockholders' equity (deficit).......   1,016    (3,492)   106,434    117,899    176,141

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" appearing in Item 6 of this report and our consolidated financial statements and related notes appearing under Item 8 of this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements, as described under "Forward-Looking Statements and Industry Data" above Item 1 of this report.

OVERVIEW

     Netegrity is a leading e-business infrastructure company. Our customers use Netegrity products to securely manage e-business relationships. Our Secure Relationship Management (SRM) platform enables companies to cost-effectively provide their customers, partners and employees with the secure, interactive access to applications and content required by their business relationships. Our SRM solutions offer shared services that centrally manage access control, single sign-on, user management, and portal services. These shared services address three key challenges presented by our customers' drive to achieve improved productivity and competitive advantage by moving business relationships online:
(1) the need to provide consistent, secure access to an increasing number of business applications; (2) the requirement to efficiently manage the rapidly expanding user constituencies requiring access; and (3) the need to present dynamic, interactive and personalized views of those applications, regardless of which application or system platform may ultimately host or contain the data or content.

     On December 14, 2001 (the Acquisition Date), the Company acquired, for aggregate consideration of $70.2 million, all of the outstanding stock of DataChannel, Inc., a Washington Corporation (DataChannel). On the Acquisition Date, DataChannel, a leading provider of enterprise portal solutions, became a wholly-owned subsidiary of the Company (the Acquisition). The aggregate consideration included approximately $17.5 million in cash (including assumed debt of $1.4 million), $3.0 million of acquisition costs paid subsequent to the Acquisition Date and 2,499,968 shares of the Company's Common stock valued at approximately $49.7 million.

     The Acquisition was accounted for using the purchase method of accounting. Accordingly, the excess of the purchase price over the fair value of the assumed tangible net liabilities of approximately $71.3 million was allocated to acquired technology, in-process research and development, and goodwill in the amounts of approximately $11.0 million, $3.0 million and $57.3 million, respectively. Results of operations of DataChannel from the Acquisition Date are included in the Company's consolidated results of operations.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

     Netegrity's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, intangible assets, and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

  REVENUE RECOGNITION

     The Company's revenues are primarily generated from the sale of perpetual licenses to its proprietary SiteMinder, DMS and NIS products and services. The Company generates its services revenue from consulting and training services performed for customers and from maintenance and support. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates.

     We license our software products on a perpetual basis. We apply the provisions of Statement of Position No. 97-2, "Software Revenue Recognition," as amended by Statement of Position No. 98-9, "Software Revenue Recognition, with Respect to Certain Transactions," to all transactions involving the sale of software products. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. The Company does not offer a right of return on its products.

     For all sales, we use either a binding purchase order or signed license agreement as evidence of an arrangement. For arrangements with multiple obligations (for example, product, undelivered maintenance and support, and training and consulting), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. We defer revenue from the arrangement equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals to other customers. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.

     At the time of the transaction, we assess whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of the fee is due after our normal payment terms, which are 30 to 90 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due. In addition, we assess whether collection is probable or not based on the credit worthiness of the customer. Initial credit worthiness is assessed through Dun & Bradstreet or similar credit rating agencies. Credit worthiness for follow-on transactions is assessed through a review of the transaction history with the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

     Revenues for maintenance and support are recognized ratably over the term of the support period. Revenues from consulting and training services are recognized as the services are performed.

  ACCOUNTS RECEIVABLE

     Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of the Company's customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

  GOODWILL AND INTANGIBLES

     Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets purchased and liabilities assumed. In our recording of the acquisition of DataChannel on December 14, 2001, values were assigned to in process research and development (IPRD) and intangible assets for acquired technology and goodwill based on management's forecasts and projections that include assumptions related to future revenues and cash flows generated from the acquired assets.

     The allocation of purchase price to IPRD of $3.0 million represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the Acquisition Date, the development of these projects had not reached technological feasibility and the research and development in progress had no alternative uses. Accordingly, these costs were expensed in the statement of operations for the year ended December 31, 2001. At the Acquisition Date, DataChannel was conducting testing activities associated with the development of next-generation technologies that were expected to address emerging market demands for Enterprise Information Portal solutions. The technologies under development were approximately 50% complete based on project duration and costs. DataChannel had spent approximately $1.8 million on the IPRD projects and expected to spend another $1.9 million to complete these specific research and development activities.

     IPRD was identified and valued through extensive interviews, analysis of data concerning developmental products, their stage of development, the time and resources needed to complete them, and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the IPRD. The projected incremental cash flows were discounted back to their present value using a discount rate of 32.5% determined after consideration of various factors including the Company's cost of capital and the risk associated with the various technologies.

     The acquired existing technology, which is comprised of products that are already technologically feasible, relates primarily to the technology incorporated in earlier versions of the DataChannel Server product. The Company is amortizing the acquired existing technology of approximately $11.0 million on a straight-line basis over an estimated remaining useful life of three years. Useful lives are based on management's estimates of the period that the asset will generate revenue.

     Intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

  ACCOUNTING FOR INCOME TAXES

     The preparation of our consolidated financial statements require us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves our estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. The Company must then record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a valuation allowance of $65.8 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

     The following table presents statement of operations data as percentages of total revenues for the periods indicated:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1999   2000   2001
                                                              ----   ----   ----
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software licenses.........................................   59%    70%    64%
  Services..................................................   17     23     32
  Other.....................................................   24      7      4
                                                              ---    ---    ---
     Total revenues.........................................  100    100    100
Cost of revenues:
  Cost of software licenses.................................    4      5      3
  Cost of services..........................................   10     14     16
  Cost of other.............................................   13      3      2
                                                              ---    ---    ---
     Total cost of revenues.................................   27     22     21
                                                              ---    ---    ---
Gross profit................................................   73     78     79
Selling, general and administrative expenses................  128     67     60
Research and development expenses...........................   29     17     18
Acquired in-process research and development................   --     --      3
Non-recurring expenses......................................   --     --      1
                                                              ---    ---    ---
Loss from operations........................................  (84)    (6)    (3)
Other income, net...........................................    6     11      6
                                                              ---    ---    ---
Income (loss) before provision for income taxes.............  (78)     5      3
Provision for income taxes..................................   --     --      1
                                                              ---    ---    ---
Net income (loss)...........................................  (78)%    5%     2%
                                                              ===    ===    ===

     SiteMinder and DMS software revenues accounted for 64% of total revenues in the year ended December 31, 2001 and 70% of total revenues in the year ended December 31, 2000. SiteMinder and DMS services revenues accounted for 32% of total revenues in the year ended December 31, 2001 and 23% of total revenues in the year ended December 31, 2000. Other revenues (consisting primarily of licensing the rights to use software products developed by Checkpoint Software Technologies, Ltd) accounted for 4% of total revenues in the year ended December 31, 2001 and 7% of total revenues in the year ended December 31, 2000. NIS revenues were not significant for the year ended December 31, 2001.

     We currently sell our SiteMinder, DMS and NIS products through a combination of our direct sales force, worldwide resellers, referral partners and licensees. International sales amounted to approximately $16.1 million for the year ended December 31, 2001 and $10.0 million for the year ended December 31, 2000. We anticipate that the percentage of our revenues derived outside of North America will increase. Increasing our international sales may subject us to risks, many of which are outside our control, including economic uncertainties, currency fluctuations, political instability and uncertain cultural and regulatory environments.

     Our cost of revenues includes, among other things, royalties due to third parties for technology included in our products, amortization of acquired software, product fulfillment costs, and salaries and related expenses for our consulting, education and technical support services organizations, and the associated cost of training facilities.

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

     Historically we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our research and development, sales, marketing and professional services departments, and to establish an administrative organization. Historically, the Company has incurred substantial losses. As of December 31, 2001, we had an accumulated deficit of approximately $20.4 million. We anticipate that our operating expenses will increase substantially in future periods as we increase sales and marketing operations, expand distribution channels, increase research and development, broaden professional services, expand facilities and support, and improve operational and financial systems. Accordingly, in order to maintain and enhance our profitability, it will be necessary to achieve continued growth in revenues.

     Although we have experienced significant growth in revenues in recent periods, that growth has been from a relatively small customer base, and there can be no assurance that those growth rates are sustainable. Therefore, historical growth rates are not necessarily indicative of future operating results. There can also be no assurance that we will be able to continue to increase our revenues or achieve sustained profitability.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Revenues. Total revenues increased by approximately $32.6 million, or 60%, to $86.6 million in the year ended December 31, 2001, from $54.0 million in the year ended December 31, 2000.

     Software license revenues increased by approximately $17.6 million, or 47%, to $55.3 million in the year ended December 31, 2001, from $37.7 million in the year ended December 31, 2000. This increase is due to the continued increase in market awareness and the acceptance of the SiteMinder product, the expansion of our sales organization and the leveraging of our strategic partner relationships. For the year ended December 31, 2001, the Company added 220 new SiteMinder software customers. NIS revenues were not significant for the year ended December 31, 2001.

     Service revenues increased by approximately $14.9 million, or 118%, to $27.6 million in the year ended December 31, 2001, from $12.7 million in the year ended December 31, 2000. This increase is attributable to maintenance and services arrangements for a growing customer base coupled with increasing demand to provide installation and integration services for our new customers.

     Other revenues have remained, and are expected to remain in the future, relatively unchanged at $3.7 million for the year ended December 31, 2001 versus the year ended December 31, 2000.

     Cost of revenues. Total cost of revenues increased by approximately $5.8 million or 48%, to $17.9 million in the year ended December 31, 2001, from $12.1 million in the year ended December 31, 2000.

     Cost of software licenses decreased by approximately $0.4 million, or 16%, to $2.1 million in the year ended December 31, 2001 from $2.5 million in the year ended December 31, 2000. The decrease is primarily due to favorable revisions of royalty contracts with third-party licensors slightly offset by increases in amortization on acquired software.

     Cost of services increased by approximately $6.1 million or 83%, to $13.5 million in the year ended December 31, 2001 from $7.4 million in the year ended December 31, 2000. The increase is primarily due to increases in payroll and related personnel expenses for our consulting and training organizations as a result of increased SiteMinder service revenues. As demand grows, the Company expects to continue to invest in its worldwide services organization. During 2001, the Company opened a technical service center in Kuala Lumpur, Malaysia.

     Cost of other revenue remained, and is expected to remain in the future, relatively unchanged at $2.2 million in the year ended December 31, 2001 versus the year ended December 31, 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately $15.9 million, or 44%, to $52.0 million in the year ended December 31, 2001, from $36.1 million in the year ended December 31, 2000. This increase is attributable to several factors. Approximately $8.1 million (including $1.0 million related to the DataChannel acquisition), or 51%, of this increase relates to increased payroll and related costs including the addition of approximately 42 employees in the sales and marketing organization of the Company during 2001 and the full-year effect of approximately 33 employees hired during the second half of fiscal year 2000 and $1.0 million, or 6%, in costs for additional administrative support personnel. Approximately $2.9 million, or 18%, of the increase relates to increased costs for promotional initiatives including attendance at trade shows, advertising, public relations and related printing and postage expenses. Approximately $2.0 million, or 13%, of the increase relates to increases in rent, telephone and travel related expenses primarily attributable to adding sales and marketing personnel and the opening of additional sales offices in the Pacific Rim and Europe. Approximately $1.5 million, or 9%, of the increase relates to increases in depreciation and amortization connected with the Company's growth.

     Research and development expenses. Research and development expenses increased by approximately $6.7 million, or 73%, to $15.8 million in the year ended December 31, 2001, from $9.1 million in the year ended December 31, 2000. Approximately $5.2 million, or 78%, of this increase is related to the addition of approximately 70 employees (including 40 related to the DataChannel acquisition) in the research and development organization during 2001 and the full-year effect of approximately 19 employees hired during the second half of fiscal year 2000 to support continued development of SiteMinder, DMS and other related products. The remaining increase relates to increased general expenses in support of the additional head count added to research and development for the year ended December 31, 2001. We expect to continue to increase the amount spent on research and development in the foreseeable future as we continue to develop and enhance our product line to address the evolving needs of customers deploying large-scale and transaction-based e-business applications.

     Acquired in-process research and development. In 2001, we recorded non-recurring charges of $3.0 million or 3% of total revenue for acquired in-process research and development resulting from the acquisition of DataChannel. This amount was expensed on the date of acquisition because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development. Such charges may cause fluctuations in our quarterly and annual operating results. See Note 3 to the consolidated financial statements.

     Non-recurring expenses. In 2001, we recorded other non-recurring charges of approximately $529,000 or less than 1% of total revenue for expenses associated with the Company's restructuring plan and other non-recurring expenses.

     Other income. Other income decreased by approximately $1.3 million, or 21%, to $4.8 million in the year ended December 31, 2001, from $6.1 million in the year ended December 31, 2000. This decrease was mainly attributable to declines in interest rates for cash and cash equivalents and marketable securities coupled with larger foreign currency translation losses during the year ended December 31, 2001.

     Provision for income taxes. Provision for income taxes for the year ended December 31, 2001 was $607,000 compared with a provision of $75,000 for the year ended December 31, 2000. This increase relates to federal alternative minimum taxes, state taxes and foreign taxes. The provision for the year ended December 31, 2001 differs from the expected tax rates due to nondeductible acquired in-process research and development expenses offset by a reduction in the Company's valuation allowance. As of December 31, 2001, we had a net operating loss carryforward of approximately $158.5 million, against which a full valuation allowance has been provided, available for federal and state purposes to reduce future taxable income expiring on various dates through 2020. Of the $158.5 million of net operating loss carryforwards, $96.2 million is attributable to tax deductions relating to stock options and $54.9 million is related to the acquisition of DataChannel. The benefit of the stock option deductions included in the net operating loss carryforward will be credited to additional paid-in capital when realized. The benefit of the acquired net operating loss carryforward will reduce goodwill when realized. Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carryforward is limited following a greater than 50% change in ownership over a three-year period. As a result of the DataChannel acquisition $54.9 million of the net operating loss carryforwards are subject to an annual limitation of approximately $3.1 million.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenues. Total revenues increased by approximately $41.3 million, or 325%, to $54.0 million in the year ended December 31, 2000, from $12.7 million in the year ended December 31, 1999.

     Software license revenues increased by approximately $30.2 million, or 403%, to $37.7 million in the year ended December 31, 2000, from $7.5 million in the year ended December 31, 1999. This increase is due to the continued increase in market awareness and the acceptance of the SiteMinder product together with the expansion of our sales organization.

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

     Cost of software licenses increased by approximately $1.9 million, or 317%, to $2.5 million in the year ended December 31, 2000 from $600,000 in the year ended December 31, 1999. The increase is primarily due to increases in royalties due to third parties for technology included in our product as SiteMinder software revenues continue to increase.

     Cost of services increased by approximately $6.2 million or 517%, to $7.4 million in the year ended December 31, 2000 from $1.2 million in the year ended December 31, 1999. The increase is due to increases in salaries and related personnel expenses for our consulting and training organizations as a result of increased SiteMinder service revenues.

     Cost of other revenue increased by approximately $600,000 or 38%, to $2.2 million in the year ended December 31, 2000 from $1.6 million in the year ended December 31, 1999. The increase is due to increases in product fulfillment costs principally as a result of increased other revenues.

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

     Research and development costs. Research and development costs increased by approximately $5.4 million, or 146%, to $9.1 million in the year ended December 31, 2000, from $3.7 million in the year ended December 31, 1999. The increase was primarily due to our continued development of SiteMinder software and other related products, and our increase in research and development personnel.

     Other income. Other income increased by approximately $5.3 million, or 640%, to $6.1 million in the year ended December 31, 2000, from $824,000 in the year ended December 31, 1999. This increase was mainly attributable to interest income on a higher average cash balance in the year ended December 31, 2000.

     Provision for income taxes. Provision for income taxes for the year ended December 31, 2000 was $75,000. For the year ended December 31, 1999, we had no provision for income taxes due to the Company's loss position for the year. As of December 31, 2000, we had a net operating loss carryforward of $83.7 million, against which a full valuation allowance has been provided, available for federal purposes to reduce future taxable income expiring on various dates through 2020. Of the $83.7 million of net operating loss carry forwards, $59.4 million is attributable to tax deductions relating to stock options. The benefit of these deductions included in the net operating loss carryforward will be credited to additional paid-in capital when realized. Provisions of the Internal Revenue Code may limit the net operating loss available for use in any given year, based upon significant past or future changes of our ownership. (See "Provision for income taxes" for the year ended December 31, 2001 compared to year ended December 31, 2000, above).

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities for the year ended December 31, 2001 was $8.0 million, primarily due to net income of $1.6 million, non-cash charges for depreciation and amortization of $2.9 million, the provision for doubtful accounts of $2.6 million and non-recurring acquired in-process research and development expenses of $3.0 million offset by decreases in net working capital of approximately $2.1 million.

     Cash used for investing activities was $104.5 million in the year ended December 31, 2001. Investing activities for the period consisted primarily of net purchases of marketable securities of approximately $82.7 million, cash of approximately $17.5 million associated with the acquisition of Data Channel and purchases of equipment of approximately $4.6 million, consisting largely of computer servers, workstations, and networking equipment.

     Cash provided by financing activities in the year ended December 31, 2001 was approximately $7.1 million, primarily related to the exercise of warrants and stock options.

     As of December 31, 2001, our primary financial commitments consisted of obligations outstanding under operating leases. See Note 7 to the consolidated financial statements for additional disclosure concerning these obligations.

     As of December 31, 2001, we had cash and cash equivalents totaling $26.3 million, short-term marketable securities of approximately $76.7 million and working capital of $92.5 million.

     In recent years, we have significantly increased our operating expenses. We anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses and capital expenditures will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to our business. We believe that our existing cash and cash equivalent balances together with our short-term marketable securities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

RELATED PARTY TRANSACTIONS

  LOAN TO OFFICER

     The consolidated balance sheets as of December 31, 2000 and 2001 include $130,000 in loans to an officer of the Company issued in connection with the exercise of stock options. The loan is represented by a full recourse note, is payable upon demand, bears interest at 7% per annum and is secured by 300,000 shares of common stock of the Company.

  ACQUISITION TRANSACTIONS

     On August 2, 2001, the Company entered into an agreement with Broadview International LLC ("Broadview"), which called for Broadview to assist the Company in negotiating and structuring acquisitions of a defined set of companies with portal service products. The Managing Director of Broadview is a member of the Company's board of directors. Under the agreement, Broadview was entitled to a transaction fee equal to $750,000 in connection with the Company's acquisition of DataChannel.

     The Company has a substantially similar agreement with an investment bank that is not related to the Company and thus believes the agreement with Broadview was entered into on the same terms and conditions as would be granted on an arm's-length basis.

     The accompanying consolidated balance sheet as of December 31, 2001 includes $750,000 payable to Broadview in connection with the acquisition discussed in Note 3 to the consolidated financial statements. The Company does not expect to complete any additional acquisitions subject to this agreement.

RESTRUCTURING PLAN AND OTHER NON-RECURRING EXPENSES

     The Company recorded non-recurring expenses of $529,000 for the year ended December 31, 2001. These expenses are associated with the Company's restructuring plan and other non-recurring expenses.

  RESTRUCTURING PLAN

     On September 28, 2001, the Company announced a restructuring plan designed to reduce expenses and align its cost structure with its revised business outlook. The restructuring plan included a worldwide workforce reduction and the consolidation of excess facilities.

     The worldwide workforce was reduced by approximately 33 people, or 8%. Approximately 60% of the headcount reduction related to the sales area, approximately 24% related to general and administrative employees and the remaining 16% was within development and other areas of the Company. The affected employees were entitled to severance and other benefits for which the Company recorded a charge of $278,000 during the year ended December 31, 2001. The Company also recorded a charge of $25,000 for consolidation of excess facilities.

  OTHER NON-RECURRING EXPENSES

     The Company recorded non-recurring charges of $226,000 during the year ended December 31, 2001 primarily attributable to a contribution to the James Hayden Memorial Fund, established in the memory of the Company's former Chief Financial Officer, and the acceleration of 15,300 of his options that would have vested by December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Nos. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. SFAS No. 142 discusses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition. In addition, under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life).

     The acquisition of DataChannel was accounted for in accordance with the transition provisions of SFAS No. 141 and No. 142. The Company has identified its reporting units to be its operating segments. In connection with the adoption of SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. The annual impairment test will be completed in the fourth quarter of each fiscal year.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the Company on January 1, 2002. SFAS No. 144 addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means.

     In November 2001, the Emerging Issues Task Force issued Topic No. D-103 (Topic D-103) relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with Topic D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to the cost of service revenues in the statement of operations to offset the costs incurred. The Company will adopt Topic D-103 in financial reporting periods beginning after December 31, 2001 and comparative financial statements for prior periods will be reclassified to comply with this guidance.

     The Company does not expect the adoption of SFAS No. 144 and Topic D-103 to have a material effect on its financial position, results of operations and cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

     In the year ended December 31, 2001, the Company generated approximately 19% of its revenues outside of the United States. International sales are typically denominated in U.S. dollars. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Translation gains and losses (amounting to a loss of approximately $44,000 as of December 31, 2001) are deferred and accumulated as a separate component of stockholders' equity (accumulated other comprehensive income (loss)). Net gains and losses resulting from foreign exchange transactions, amounting to a loss of approximately $325,000 during the year ended December 31, 2001, are included in other income, net in the accompanying consolidated statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. dollar as of December 31, 2001 and 2000 would not have a material impact on the Company's results of operations for the years then ended.

INTEREST RATES

     We invest our cash in a variety of financial instruments including floating rate bonds, municipal bonds, asset-backed securities and money market instruments in accordance with an investment policy approved by the Company's Board of Directors. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short-term deposits of the local operating bank.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. However, due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the year ended December 31, 2001 would have decreased by less than $0.1 million. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The same 100 basis point change in interest rates would not have a material impact on the fair value of the investment portfolio. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements and the related auditors' reports are presented in the following pages. The consolidated financial statements filed in this Item 8 are as follows:

    Report of Independent Accountants

    Consolidated Balance Sheets -- December 31, 2000 and 2001

    Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001

    Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999, 2000 and 2001

     Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001

    Notes to Consolidated Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Netegrity, Inc.:

     We have audited the accompanying consolidated balance sheet of Netegrity, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netegrity, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 30, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Netegrity, Inc.:

     In our opinion, the accompanying consolidated balance sheet as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2000 present fairly, in all material respects, the financial position, results of operations and cash flows of Netegrity, Inc. and its subsidiaries at December 31, 2000 and for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
January 25, 2001

                                NETEGRITY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          2001
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $115,747      $ 26,332
  Short-term marketable securities..........................         --        76,651
  Accounts receivable -- trade, net of allowances of $951 at
     December 31, 2000; $1,579 at December 31, 2001.........     15,758        16,122
  Prepaid expenses and other current assets.................      1,305         3,418
                                                               --------      --------
     Total Current Assets...................................    132,810       122,523
Long-term marketable securities.............................         --         6,083
Property and equipment, net.................................      4,528         8,494
Restricted cash.............................................        942           631
Intangible assets, net......................................         --        68,108
Other assets................................................         99           340
                                                               --------      --------
     Total Assets...........................................   $138,379      $206,179
                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -- trade.................................   $  1,698      $  1,707
  Accrued compensation and benefits.........................      7,695         5,152
  Other accrued expenses....................................      2,608         9,956
  Deferred revenue..........................................      8,479        13,223
                                                               --------      --------
     Total Current Liabilities..............................     20,480        30,038
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, voting, $.01 par value; 55,000 shares
  authorized; 30,184 shares issued and 30,146 shares
  outstanding at December 31, 2000; 33,866 issued and 33,828
  outstanding at December 31, 2001..........................        302           339
Additional paid-in capital..................................    139,886       196,492
Accumulated other comprehensive loss........................         --           (44)
Accumulated deficit.........................................    (22,075)      (20,432)
Loan to officer.............................................       (130)         (130)
                                                               --------      --------
                                                                117,983       176,225
Less -- Treasury Stock, at cost: 38 shares..................        (84)          (84)
                                                               --------      --------
Total Stockholders' Equity..................................    117,899       176,141
                                                               --------      --------
Total Liabilities and Stockholders' Equity..................   $138,379      $206,179
                                                               ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1999          2000         2001
                                                              -----------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Software licenses.........................................   $  7,527      $37,688      $55,314
  Services..................................................      2,211       12,693       27,634
  Other.....................................................      3,008        3,655        3,633
                                                               --------      -------      -------
     Total revenues.........................................     12,746       54,036       86,581
Cost of Revenues:
  Cost of software licenses.................................        631        2,549        2,084
  Cost of services..........................................      1,227        7,415       13,548
  Cost of other.............................................      1,620        2,169        2,221
                                                               --------      -------      -------
     Total cost of revenues.................................      3,478       12,133       17,853
                                                               --------      -------      -------
Gross profit................................................      9,268       41,903       68,728
Selling, general and administrative expenses................     16,294       36,094       51,989
Research and development costs..............................      3,744        9,103       15,791
Acquired in-process research and development................         --           --        3,000
Non-recurring expenses......................................         --           --          529
                                                               --------      -------      -------
Loss from operations........................................    (10,770)      (3,294)      (2,581)
Other income, net...........................................        824        6,103        4,831
                                                               --------      -------      -------
Income (loss) before provision for income taxes.............     (9,946)       2,809        2,250
Provision for income taxes..................................         --           75          607
                                                               --------      -------      -------
Net income (loss)...........................................     (9,946)       2,734        1,643
Accretion of preferred stock................................       (413)          --           --
                                                               --------      -------      -------
Net income (loss) attributable to common stockholders.......   $(10,359)     $ 2,734      $ 1,643
                                                               ========      =======      =======
Net income (loss) per share attributable to common
  stockholders:
  Basic.....................................................   $  (0.59)     $  0.09      $  0.05
  Diluted...................................................   $  (0.59)     $  0.08      $  0.05
Weighted average shares outstanding:
  Basic.....................................................     17,472       29,010       31,076
  Diluted...................................................     17,472       33,407       32,936

   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                            ACCUMULATED
                                              ADDITIONAL       OTHER                      LOAN                     TOTAL
                                     COMMON    PAID-IN     COMPREHENSIVE   ACCUMULATED     TO      TREASURY    STOCKHOLDERS'
                                     STOCK     CAPITAL         LOSS          DEFICIT     OFFICER    STOCK     EQUITY (DEFICIT)
                                     ------   ----------   -------------   -----------   -------   --------   ----------------
                                                                          (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1998.......   $141     $ 11,514        $ --         $(14,863)     $(200)     $(84)        $ (3,492)
                                      ----     --------        ----         --------      -----      ----         --------
Net loss...........................     --           --          --           (9,946)        --        --           (9,946)
Issuance of common stock (5,764
  shares, $116,075, net of issuance
  costs of $6,857).................     58      109,161          --               --         --        --          109,219
Recognition of compensation expense
  on warrant.......................     --        4,488          --               --         --        --            4,488
Accrual of dividends on preferred
  stock and accretion to redemption
  value............................     --         (413)         --               --         --        --             (413)
Issuance of common stock under
  stock plans (771 shares).........      8        1,600          --               --         --        --            1,608
Conversion of preferred stock
  (5,000 shares)...................     50        4,850          --               --         --        --            4,900
Repayment of loan to officer.......     --           --          --               --         70        --               70
                                      ----     --------        ----         --------      -----      ----         --------
BALANCE AT DECEMBER 31, 1999.......    257      131,200          --          (24,809)      (130)      (84)         106,434
                                      ----     --------        ----         --------      -----      ----         --------
Net income.........................     --           --          --            2,734         --        --            2,734
Issuance of common stock from
  warrant exercises (2,251
  shares)..........................     22        2,980          --               --         --        --            3,002
Issuance of common stock under
  stock plans (2,294 shares).......     23        5,414          --               --         --        --            5,437
Recognition of compensation expense
  on warrant.......................     --          292          --               --         --        --              292
                                      ----     --------        ----         --------      -----      ----         --------
BALANCE AT DECEMBER 31, 2000.......    302      139,886          --          (22,075)      (130)      (84)         117,899
                                      ----     --------        ----         --------      -----      ----         --------
Net income.........................     --           --          --            1,643         --        --            1,643
Issuance of common stock for
  acquisition (2,500 shares).......     25       49,674          --               --         --        --           49,699
Issuance of common stock under
  stock plans (1,114 shares).......     12        6,909          --               --         --        --            6,921
Issuance of warrants...............     --           23          --               --         --        --               23
Other comprehensive
  loss -- translation adjustment...     --           --         (44)              --         --        --              (44)
                                      ----     --------        ----         --------      -----      ----         --------
BALANCE AT DECEMBER 31, 2001.......   $339     $196,492        $(44)        $(20,432)     $(130)     $(84)        $176,141
                                      ====     ========        ====         ========      =====      ====         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       2000       2001
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)...........................................  $ (9,946)  $  2,734   $   1,643
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
  Depreciation and amortization.............................       490      1,124       2,906
  Provision for doubtful accounts receivable................       291      1,409       2,573
  Acquired in-process research and development..............        --         --       3,000
  Compensation expense related to warrant...................     4,488        292          --
  Loss on disposal of property and equipment................        --         46          --
Changes in operating assets and liabilities, net of effects
  of acquisition:
  Accounts receivable -- trade..............................    (3,275)   (12,436)     (2,601)
  Prepaid expenses and other current assets.................    (1,007)        56      (1,058)
  Other assets..............................................       (77)        15        (140)
  Accounts payable-trade....................................       193        607        (820)
  Accrued compensation and benefits.........................       837      6,275      (3,290)
  Other accrued expenses....................................       151      1,932       2,337
  Deferred revenue..........................................       124      7,130       3,490
                                                              --------   --------   ---------
Net cash (used for) provided by operating activities........    (7,731)     9,184       8,040
INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable
  securities................................................        --         --     191,581
Purchases of marketable securities..........................        --         --    (274,315)
Purchases of property and equipment.........................    (1,462)    (3,813)     (4,598)
Cash used for acquisition, net of cash acquired.............        --         --     (17,518)
Restricted cash.............................................        --       (942)        311
                                                              --------   --------   ---------
Net cash (used for) investing activities....................    (1,462)    (4,755)   (104,539)
                                                              --------   --------   ---------
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock..................   109,219      3,002          --
Issuance of common stock under stock plans..................     1,608      5,437       6,921
Repayment of loan to officer and other principal payments
  under capital leases......................................        70         --         172
                                                              --------   --------   ---------
Net cash provided by financing activities...................   110,897      8,439       7,093
                                                              --------   --------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        --         --          (9)
Net change in cash and cash equivalents.....................   101,704     12,868     (89,415)
Cash and cash equivalents at beginning of year..............     1,175    102,879     115,747
                                                              --------   --------   ---------
Cash and cash equivalents at end of year....................  $102,879   $115,747   $  26,332
                                                              ========   ========   =========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Acquisition of DataChannel, Inc.:
Fair value of assets acquired...............................  $     --   $     --   $  70,196
Less:
  Cash paid.................................................        --         --      16,087
  Fair value of stock issued................................        --         --      49,699
  Accrued acquisition costs.................................        --         --       2,970
                                                              --------   --------   ---------
Liabilities assumed.........................................  $     --   $     --   $   1,440
                                                              ========   ========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF OPERATIONS

     Netegrity, Inc. and its wholly-owned subsidiaries (Netegrity or the Company) is a leading e-business infrastructure company. Our customers use Netegrity products to securely manage e-business relationships. Our Secure Relationship Management (SRM) platform enables companies to cost-effectively provide their customers, partners and employees with the secure, interactive access to applications and content required by their business relationships. Our SRM solutions offer shared services that centrally manage access control, single sign-on, user management, and portal services.

     On December 14, 2001, the Company acquired DataChannel, Inc., a leading provider of enterprise portal solutions. The acquisition was accounted for using the purchase method of accounting and, accordingly, the Company has recorded the excess of the purchase price over the fair value of the tangible net liabilities assumed as intangible assets (see Note 3).

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company also include the accounts and operations of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  REVENUE RECOGNITION

     The Company's revenues are primarily generated from the sale of perpetual licenses to its proprietary SiteMinder, DMS and NIS products and services and from licensing the rights to use software products developed by Checkpoint Software Technologies, Ltd. to end users and resellers. (Such Checkpoint revenue is included in "other" revenue in the accompanying statement of operations.) The Company generates its services revenue from consulting and training services performed for customers and from maintenance and support (see Note 12 for detail of service revenue). Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, the product has been delivered, fees are fixed or determinable and collection of the resulting receivable is reasonably assured. The Company does not offer a right of return on its products. Revenues may include multiple software products, maintenance and other services sold together; these are allocated to each element based on the residual method in accordance with Statement of Position No. 98-9, "Software Revenue Recognition, with Respect to Certain Transactions". Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient vendor specific objective evidence for professional services, training and maintenance services based on the price when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method upon delivery in arrangements in which software is licensed with professional services, training and maintenance services. Revenues for maintenance and support are recognized ratably over the term of the support period. Revenues from consulting and training services are recognized as the services are performed. Maintenance, training and consulting services that have been billed but not recognized are included in deferred revenue.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101) as amended by SAB 101A and SAB 101B. SAB 101 summarizes the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted SAB 101 in fiscal year 2000 without a material impact on its financial position or results of operations.

                                NETEGRITY, INC.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash, money market investments and other highly liquid investments with original maturities of three months or less at the date of purchase.

  RESTRICTED CASH

     Restricted cash represents a time deposit held at a financial institution in connection with the Company's lease of office space. As of December 31, 2001, restricted cash is security for an outstanding letter of credit expiring in March 2002.

  MARKETABLE SECURITIES

     Investments with a maturity greater than three months, which primarily consist of debt securities, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board
(FASB). Pursuant to the provisions of SFAS No. 115, the Company has classified its investment portfolio as "trading", "available-for-sale" or "held to maturity". "Trading" securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Fair value is based upon quoted market prices. Unrealized gains and losses on trading securities are included in the determination of net earnings. "Available-for-sale" securities include debt securities that are being held for an unspecified period of time and may be used for liquidity or other corporate purposes and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of comprehensive income in stockholders' equity. "Held to maturity" securities are debt securities that the Company intends to hold to maturity and are recorded at amortized cost. See Note 4 for further information on the Company's marketable securities.

  OFF-BALANCE-SHEET AND CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities and accounts receivable -- trade. The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Cash and cash equivalents are held with high quality financial institutions. Marketable securities are primarily held in high quality corporate debt instruments and government obligations. Concentration of credit risk with respect to accounts receivable -- trade is limited due to a large customer base. The Company periodically performs credit evaluations of our customers and maintains reserves for potential losses. No one customer accounted for more than 10% of accounts receivable as of December 31, 2000 and 2001, nor for more than 10% of revenue for each of the three years ended December 31, 2001.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments consist principally of cash equivalents, restricted cash, marketable securities, accounts receivable -- trade, accounts payable and letters of credit. The estimated fair value of these financial instruments approximates their carrying value.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method, based upon the following asset lives:

Computer equipment and purchased software....  3-5 years
Furniture and office equipment...............  5-7 years
Leasehold improvements.......................  Shorter of lease term or useful life of asset

                                NETEGRITY, INC.

     Maintenance and repairs are charged to operations as incurred. Renewals and betterments which materially extend the life of assets are capitalized and depreciated. Upon disposal, the asset cost and related accumulated depreciation are removed from their respective accounts and any resulting gain or loss is reflected in earnings.

     In accordance with the provisions of SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", the Company evaluates the realizability of its property and equipment periodically based on projected undiscounted future cash flows. To the extent an impairment is identified the Company reduces the carrying value of the assets to fair value which is determined using the discounted expected future cash flows.

  INTANGIBLE AND OTHER LONG-LIVED ASSETS

     Intangible assets consist of acquired technology and goodwill. Such assets resulted from the acquisition of DataChannel during 2001. The Company accounts for these intangible assets in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Acquired technology is being amortized over a three-year period on a straight-line basis. See Note 3.

     Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to cost of software. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Such costs are amortized over the estimated economic life of the product. During 1999, 2000 and 2001, costs incurred by the Company between completion of the working model and the point at which the product is ready for general release are insignificant. The Company regularly compares the unamortized costs of capitalized software to the expected future net realizable value of the products. If the unamortized costs exceed the expected future net realizable value of the products, the excess amount is written off. For the year ended December 31, 1999 the Company amortized $134,000 of software development costs. As of January 1, 2000, all software development costs had been fully amortized.

  OTHER ACCRUED EXPENSES

     Other accrued expenses consist of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     2001
                                                              ------   ------
Acquisition related lease obligations.......................  $   --   $1,834
Accrued acquisition costs...................................      --    1,585
Accrued income taxes........................................      75      607
Other.......................................................   2,533    5,930
                                                              ------   ------
                                                              $2,608   $9,956
                                                              ======   ======

  COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities held as "available for sale". For the years ended December 31, 1999 and 2000, there was no difference between comprehensive income (loss) and net income (loss). For the year ended December 31, 2001 the difference of approximately $44,000 between the comprehensive income of $1,599,000 and net income is due to the effect of the Company's cumulative translation adjustment.

                                NETEGRITY, INC.

  RESEARCH AND DEVELOPMENT

     Research and development expenditures are charged to operations as incurred.

  ADVERTISING EXPENSES

     Advertising expenses are charged to selling, general and administrative expenses as incurred. Advertising expenses for the year ended December 31, 2001 were approximately $535,000. Advertising was immaterial for previous periods presented.

  INCOME TAXES

     The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes", pursuant to which deferred income taxes are recognized based on temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

  EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share (EPS) are calculated by dividing net income
(loss) by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options and warrants using the "treasury stock" method. During periods of net loss, diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options and warrants are anti-dilutive and therefore are excluded from the calculation. The following table presents the calculation for both basic and diluted EPS (in thousands, except per share data):

                                                                  YEAR ENDED
                                                         ----------------------------
                                                           1999      2000      2001
                                                         --------   -------   -------
Net income (loss) attributable to common
  stockholders.........................................  $(10,359)  $ 2,734   $ 1,643
Basic weighted average shares outstanding..............    17,472    29,010    31,076
Dilutive effect of stock options and warrants..........        --     4,397     1,860
Diluted shares outstanding.............................    17,472    33,407    32,936
Basic EPS..............................................  $  (0.59)  $  0.09   $  0.05
Diluted EPS............................................  $  (0.59)  $  0.08   $  0.05

     Diluted net loss per share for the year ended December 31, 1999 does not differ from basic net loss per share because approximately 9.0 million potential common shares from stock options and warrants and convertible preferred stock that are convertible into common stock are anti-dilutive. Options to purchase a total of 285,000 and 1,347,000 weighted shares outstanding for the years ended December 31, 2000 and 2001, respectively, were excluded from the computation of diluted EPS because the options are anti-dilutive.

  STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations. Under APB 25, no compensation cost is recognized when the option price is equal to the market price of the underlying stock on the date of grant. An alternative method of accounting is SFAS No. 123, "Accounting for Stock-Based Compensation". Under SFAS No. 123, employee stock options are valued at the grant date using a valuation model, and compensation cost is recognized ratably over the vesting

                                NETEGRITY, INC.

period. The pro-forma impact if stock-based compensation had been accounted for under the provisions of SFAS No. 123 is disclosed in Note 11.

  FOREIGN CURRENCY

     The functional currencies of the Company's wholly-owned subsidiaries are the local currencies. The financial statements of the subsidiaries are translated to U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues, cost of revenues and expenses. Translation gains and losses (amounting to a loss of approximately $44,000 as of December 31, 2001) are deferred and accumulated as a separate component of stockholders' equity (accumulated other comprehensive income (loss)). Net gains and losses resulting from foreign exchange transactions are included in other income, net in the consolidated statements of operations and amounted to a loss of approximately $325,000 during the year ended December 31, 2001 and was not material for the years ended December 31, 2000 and 1999.

  EXPORT SALES

     The Company generates revenues from international business. Export sales amounted to approximately $10.0 million, or 18% and $16.1 million, or 19%, of total revenue for the years ended December 31, 2000 and 2001, respectively. Export sales for prior periods presented are immaterial.

  401(K) PLAN

     The Company maintains a 401(k) Plan for its employees that is intended as a retirement and tax deferred savings vehicle. The Company may make discretionary contributions to the plan. The Company has made no contributions to date.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  RECLASSIFICATIONS

     Certain items in the prior-year financial statements have been reclassified to conform to the current-year presentation.

  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, FASB issued SFAS Nos. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. SFAS No. 142 discusses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition. In addition, under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer amortized but are reviewed at least annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives

     The acquisition of DataChannel was accounted for in accordance with the transition provisions of SFAS No. 141 and No. 142. The Company has one operating segment. In connection with the adoption of SFAS

                                NETEGRITY, INC.

No. 142, goodwill will be tested at least annually and also whenever events or circumstances occur indicating that goodwill might be impaired. The annual impairment test will be completed in the fourth quarter of each fiscal year.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the Company on January 1, 2002. SFAS No. 144 addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means.

     In November 2001, the Emerging Issues Task Force issued Topic No. D-103 (Topic D-103) relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with Topic D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to the cost of service revenues in the statement of operations to offset the costs incurred. The Company will adopt Topic D-103 in financial reporting periods beginning after December 31, 2001 and comparative financial statements for prior periods will be reclassified to comply with this guidance.

     The Company does not expect the adoption of SFAS No. 144 and Topic D-103 to have a material effect on its financial position, results of operations and cash flows.

NOTE 2:  RESTRUCTURING CHARGES AND NON-RECURRING EXPENSES

     The Company recorded non-recurring expenses of $529,000 for the year ended December 31, 2001. These expenses are associated with the Company's restructuring plan and other non-recurring expenses.

  RESTRUCTURING PLAN

     On September 28, 2001, the Company announced a restructuring plan designed to reduce expenses and align its cost structure with its revised business outlook. The restructuring plan included a worldwide workforce reduction and the consolidation of excess facilities.

     The worldwide workforce was reduced by approximately 33 people, or 8%. Approximately 60% of the headcount reduction related to the sales area, approximately 24% related to general and administrative employees and the remaining 16% was within development and other areas of the Company. The affected employees are entitled to severance and other benefits for which the Company recorded a charge of $278,000 during the year ended December 31, 2001. The Company also recorded a charge of $25,000 for consolidation of excess facilities.

     The following table summarizes the activity in the restructuring accruals for the year ended December 31, 2001:

                                     LIABILITY AT      FISCAL 2001   AMOUNTS     LIABILITY AT
                                   DECEMBER 31, 2000     CHARGES      PAID     DECEMBER 31, 2001
                                   -----------------   -----------   -------   -----------------
Workforce reduction..............        $  --            $278        $(254)          $24
Consolidation of facilities......           --              25          (21)            4
                                         -----            ----        -----           ---
Total............................        $  --            $303        $(275)          $28
                                         =====            ====        =====           ===

  OTHER NON-RECURRING EXPENSES

     The Company recorded non-recurring charges of $226,000 during the year ended December 31, 2001 primarily attributable to a contribution to the James Hayden Memorial Fund, established in the memory of

                                NETEGRITY, INC.

the Company's former Chief Financial Officer, and the acceleration of 15,300 of his options that would have vested by December 31, 2001.

NOTE 3:  ACQUISITION

     On December 14, 2001 (the Acquisition Date) the Company acquired, for aggregate consideration of $70.2 million, all of the outstanding stock of DataChannel, Inc., a Washington Corporation (DataChannel). On the Acquisition Date, DataChannel, a leading provider of enterprise portal solutions, became a wholly-owned subsidiary of the Company (the Acquisition). The aggregate consideration included approximately $17.5 million in cash (including assumed debt of approximately $1.4 million), $3.0 million in acquisition costs and 2,499,968 shares of the Company's Common stock valued at approximately $49.7 million.

     The Acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Accordingly the excess of the purchase price over the fair value of the tangible net liabilities assumed of approximately $71.3 million was allocated to acquired technology, in-process research and development, and goodwill in the amounts of approximately $11.0 million, $3.0 million and $57.3 million, respectively. Results of operations of DataChannel from the Acquisition Date are included in the Company's consolidated results of operations.

     In connection with the Acquisition, the Company initiated an overall integration plan that included the elimination of redundant headcount and facilities. The Company accrued approximately $2.2 million of cost related to the integration plan consisting of approximately $1.8 million of facilities costs and $0.4 million for planned workforce reductions consisting primarily of duplicative general and administrative functions. None of these costs had been paid as of December 31, 2001.

     The Company valued both acquired in-process research and development (IPRD) and acquired technology. The allocation of purchase price to IPRD of $3.0 million represented the estimated fair value based on risk-adjusted cash flows related to the incomplete research and development projects. At the Acquisition Date, the development of these projects had not reached technological feasibility and the research and development in progress had no alternative uses. Accordingly, these costs were expensed in the statement of operations for the year ended December 31, 2001. At the Acquisition Date, DataChannel was conducting testing activities associated with the development of next-generation technologies that were expected to address emerging market demands for Enterprise Information Portal solutions. The technologies under development were approximately 50% complete based on project duration and costs. DataChannel had spent approximately $1.8 million on the IPRD projects and expected to spend another $1.9 million to complete these specific research and development activities.

     IPRD was identified and valued through extensive interviews, analysis of data concerning developmental products, their stage of development, the time and resources needed to complete them, and, if applicable, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the IPRD. The projected incremental cash flows were discounted back to their present value using a discount rate of 32.5% determined after consideration of various factors including the Company's cost of capital and the risk associated with the various technologies.

     The acquired existing technology, which is comprised of products that are already technologically feasible, relates primarily to the technology incorporated in earlier versions of the DataChannel Server product. The Company is amortizing the acquired existing technology of approximately $11.0 million on a straight-line basis over an estimated remaining useful life of three years.

     The total goodwill of approximately $57.3 million related to the Acquisition is not amortized in accordance with SFAS No.'s 141 and 142.

                                NETEGRITY, INC.

     The following unaudited pro forma financial information presents the combined results of operations of the Company and DataChannel as if the acquisitions occurred on January 1, 2000, after giving effect to certain adjustments, including amortization expense. Due to the non-recurring nature of the IPRD charge, the amount has not been included in the unaudited pro forma financial information. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Acquisition been completed as of the dates indicated or of the results that may be obtained in the future (in thousands except per share information).

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                2000          2001
                                                              ---------     ---------
Revenues....................................................   $62,257       $94,400
Net loss attributable to common shareholders................   (30,692)      (23,654)
Net loss per basic and fully diluted common share...........     (0.98)        (0.70)

NOTE 4:  MARKETABLE SECURITIES

     As of December 31, 2001, based on management's intentions, all marketable securities have been classified as "available for sale" and consist of the following (in thousands):

Municipal securities........................................  $21,065
Corporate bonds and notes...................................   19,889
Commercial paper............................................   17,037
Asset backed corporate debt securities......................   12,733
U.S. Government-agency securities...........................   12,010
                                                              -------
                                                              $82,734
                                                              =======

     The total carrying value of all marketable securities as of December 31, 2001 includes approximately $6.1 million that mature during 2003 and are therefore classified as long-term. Net gains amounting to approximately $291,000 are included in other income, net in the consolidated statement of operations for the year ended December 31, 2001. There is no gross unrealized gain or loss on such securities as of December 31, 2001.

NOTE 5:  PROPERTY AND EQUIPMENT

     Property and equipment are stated at acquisition cost and consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      2001
                                                              -------   -------
Computer equipment and purchased software...................  $ 4,819   $10,771
Leasehold improvements......................................      201       654
Furniture and office equipment..............................    1,274     1,578
                                                              -------   -------
                                                                6,294    13,003
Less accumulated depreciation...............................   (1,766)   (4,509)
                                                              -------   -------
                                                              $ 4,528   $ 8,494
                                                              =======   =======

     Depreciation expense for the years ended December 31, 1999, 2000 and 2001 was $314,000, $1,124,000 and $2,753,000, respectively.

                                NETEGRITY, INC.

NOTE 6:  INTANGIBLE ASSETS

     Gross intangible assets include goodwill of $57.3 million and acquired technology of $11.0 million, as of December 31, 2001. Amortization expense on acquired technology amounted to $153,000 for the year ended December 31, 2001.

NOTE 7:  COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities and computer equipment under noncancellable operating leases. For the years ended December 31, 1999, 2000 and 2001 the Company incurred total operating lease expense of $549,000, $2,239,000 and $3,675,000 respectively. As of December 31, 2001, the future minimum rental payments under these lease agreements having an initial or remaining term in excess of one year were as follows (in thousands):

YEARS ENDING DECEMBER 31,
-------------------------
2002........................................................  $3,706
2003........................................................   2,420
2004........................................................     812
2005........................................................     246
2006........................................................     197
Thereafter..................................................     638
                                                              ------
                                                              $8,019
                                                              ======

     Included in the minimum rental payments above is approximately $1.8 million related to excess facilities which have been accrued in purchase accounting.

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not presently a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's results of operations or financial position.

NOTE 8:  RELATED PARTY TRANSACTIONS

  LOAN TO OFFICER

     The consolidated balance sheets as of December 31, 2000 and 2001 include $130,000 in loans to an officer of the Company issued in connection with the exercise of stock options in 1996. The loan is reflected as a reduction of stockholders' equity in the accompanying consolidated financial statements. The loan is represented by a full recourse note, is payable upon demand, bears interest at 7% per annum and is secured by 300,000 shares of common stock of the Company.

  ACQUISITION TRANSACTIONS

     On August 2, 2001, the Company entered into an agreement with Broadview International LLC ("Broadview"), which called for Broadview to assist the Company in negotiating and structuring acquisitions of a defined set of companies with portal service products. The Managing Director of Broadview is a member of the Company's board of directors. Under the agreement, Broadview was entitled to a transaction fee equal to $750,000 in connection with the Company's acquisition of DataChannel. The Company has a substantially similar agreement with an investment bank that is not related to the Company and thus believes the agreement with Broadview was entered into on the same terms and conditions as would be granted on an arm's-length basis.

                                NETEGRITY, INC.

     The accompanying consolidated balance sheet as of December 31, 2001 includes $750,000 payable to Broadview in connection with the Acquisition discussed in Note 3. The Company does not expect to complete any additional acquisitions subject to this agreement.

NOTE 9:  INCOME TAXES

     The components of income tax expense are as follows (in thousands):

                                                              FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                              1999    2000   2001
                                                              -----   ----   ----
Current:
  Federal...................................................  $ --    $75    $223
  State.....................................................    --     --     168
  Foreign...................................................    --     --     216
                                                              -----   ---    ----
                                                                --    $75    $607
                                                              -----   ---    ----
Deferred:
  Federal...................................................  $ --    $--    $ --
  State.....................................................    --     --      --
  Foreign...................................................    --     --      --
                                                              -----   ---    ----
                                                                --     --      --
                                                              -----   ---    ----
     Total income tax expense...............................  $ --    $75    $607
                                                              =====   ===    ====

     The provision for income taxes differs from the federal statutory rate of 34% as follows (in thousands):

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                            -------------------------
                                                             1999     2000     2001
                                                            -------   -----   -------
Expected federal tax provision (benefit)..................  $(3,382)  $ 955   $   765
State provision...........................................       --      --       288
Non-deductible in-process research and development........       --      --     1,020
Other.....................................................       30      81       282
Change in valuation allowance.............................    3,352    (961)   (1,748)
                                                            -------   -----   -------
                                                            $    --   $  75   $   607
                                                            =======   =====   =======

                                NETEGRITY, INC.

     Significant components of the deferred tax assets and liabilities are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Net operating loss carryforward.............................  $ 33,531   $ 63,407
Loss on investment..........................................       908        908
Accruals and reserves.......................................       733      1,487
Research and development tax credits........................     1,363      3,343
Intangible assets...........................................        --     (4,400)
Other.......................................................        50      1,103
Valuation allowance.........................................   (36,585)   (65,848)
                                                              --------   --------
                                                              $     --   $     --
                                                              ========   ========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses are allowed to be carried forward or temporary differences become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance. The net change in the valuation allowance during 2001 was an increase of approximately $29.3 million primarily attributable to the DataChannel acquisition. The Company re-evaluates the positive and negative evidence on a quarterly basis.

     At December 31, 2001, the Company has available for federal and state income tax purposes net operating loss carryforwards of approximately $158.5 million expiring at various dates through fiscal 2020. The net operating loss carryforward includes approximately $96.2 million of tax deductions relating to stock options that will be credited to additional paid-in capital when realized. Additionally, approximately $54.9 million of the net operating loss carryforward at December 31, 2001 is attributable to the DataChannel acquisition that when realized, will reduce goodwill. The losses generated by an acquired company prior to its acquisition generally are available to offset future taxable income of the acquiring company. Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carryforward is limited following a greater than 50% change in ownership over a three-year period. As a result of the DataChannel acquisition $54.9 million of the net operating loss carryforwards are subject to an annual limitation of approximately $3.1 million.

NOTE 10:  CAPITAL STOCK AND CAPITAL STOCK WARRANTS

 STOCK SPLIT

     In July 2000, the Board of Directors approved a three for two stock split of the Company's common stock in the form of a stock dividend which was effective September 1, 2000 for all holders of record as of August 18, 2000. All common share data presented in this 10-K have been adjusted for the stock split.

 AUTHORIZED CAPITAL STOCK

     As of December 31, 2001, the authorized capital stock of the Company was composed of 55.0 million shares of Common Stock (approximately 33.9 million shares issued), and 5.0 million shares of preferred stock, $0.01 par value (see Preferred Stock Issuances, below).

 COMMON STOCK ISSUANCES

     In December 2001, in connection with the acquisition of DataChannel, the Company issued approximately 2.5 million shares of common stock.

                                NETEGRITY, INC.

     On February 8, 1999, the Company sold 1,194,000 shares of common stock at $3.83 per share. On September 9, 1999, the Company sold 801,000 shares of common stock to certain investors in a private placement at a price of $13.73 per share. On November 10, 1999, the Company sold 3,750,000 shares of common stock at a price of $26.67 per share in a follow on public offering. On December 9, 1999, the Company sold an additional 19,000 shares of common stock at a price of $26.67 per share pursuant to the exercise of the underwriter over allotment option.

  PREFERRED STOCK ISSUANCES

     The 5.0 million shares of preferred stock were designated as Series D. Between January 6, 1998 and June 30, 1998, the Company sold 3.3 million shares of Series D Preferred Stock to an institutional investor under a Preferred Stock and Warrant Purchase Agreement, as amended. When issued, each share of Series D Preferred Stock in 1998 was convertible into one share of common stock, which represented a discount from the fair value of common stock on the date of issuance. The value attributable to this conversion feature represented a beneficial conversion feature which was recognized as a return to preferred stockholders. The Series D Preferred Stock converted one for one to common stock in September 1999 and such shares cannot be reissued by the Company. The remaining Series D Preferred Stock of approximately 1.7 million shares have not been issued by the Company.

     In conjunction with the agreement as described above, warrants to purchase a total of 2,251,000 shares of common stock exercisable at $1.33 were issued to an institutional investor expiring on January 7, 2003. As part of the Agreement with the institutional investor described above, James McNiel joined the Board of Directors of the Company, as designee of the Pequot Entities and the Company granted Mr. McNiel a warrant for the purchase of 150,000 shares of common stock exercisable at $1.00 expiring on January 7, 2003 for his services as a director. Due to certain terms of the warrant, the warrant was accounted for as a variable award. As a result, a non-cash compensation charge was recorded for the increase in the fair market value of the Company's common stock compared to the exercise price since the warrant was issued. The expense was recognized over the two year vesting period of the warrant and through the date of exercise. During the years ended December 31, 1999 and 2000 compensation expense of $4,488,000 and $292,000, respectively was recorded related to this warrant. As of December 31, 2000, all warrants have been exercised.

  WARRANTS

     Outstanding warrants as of December 31, 2001 consisted of the following:

DATE GRANTED                         NUMBER OF WARRANTS   EXERCISE PRICE    EXPIRATION DATE
------------                         ------------------   --------------   -----------------
August 2, 1999.....................        37,500             $14.00       August 2, 2003
December 15, 2000..................         4,004             $62.50       December 15, 2004
June 29, 2001......................         6,965             $24.77       June 29, 2004
                                           ------
                                           48,469
                                           ======

     The warrants were granted to customers and accordingly revenue was reduced on the grant date based on the value of the warrant using the Black-Scholes option-pricing model.

NOTE 11:  STOCK PLANS

 STOCK OPTION PLANS

     The Company has several stock option plans, as described hereunder, that provide for the issuance of an aggregate of 12,647,000 shares of the Company's common stock. All options issued under the plans are granted at fair market value at the date of grant, become exercisable at varying rates, generally over three or four years, as determined by the Board of Directors, and generally expire ten years from the date of grant.

     Stock Option Plans for Outside Directors: The Company maintains stock option plans intended only for members of the Company's Board of Directors who are neither employees nor officers of the Company (the

                                NETEGRITY, INC.

Directors' Plans). The Directors' Plans provide for the grant of options to purchase up to 277,500 shares of Company common stock. The timing, amounts, recipients and other terms of the option grants are determined by the provisions of or formulas in the Directors' Plans. As of December 31, 2001, options for 81,812 shares were available for future grant.

     Stock Option Plans for Employees and Others: The Company maintains stock option plans intended for employees, consultants and officers and, in the case of one of the plans, directors providing for the granting of options to purchase up to 12,369,500 shares of Company common stock as inducement to obtain and retain the services of qualified persons. Incentive stock options may be granted to officers and employees, and non-qualified stock options may be granted to directors, officers, employees or consultants. As of December 31, 2001, aggregate options for 4,893,985 shares were available for future grant to employees and officers of and consultants to the Company.

 TENDER OFFER

     On August 9, 2001 and as subsequently amended, the Company filed a tender offer statement with the Securities and Exchange Commission in connection with certain stock options issued after December 1, 1999 (the Option Offer). Under the Option Offer, the Company offered to exchange certain employee options to purchase up to 2,824,163 shares of the Company's common stock for new options to purchase shares of its common stock. The Option Offer, which excluded executive officers, directors and non-employees of the Company and which expired on September 7, 2001, provides for the grant of new options on or about March 11, 2002 to eligible employees who are actively employed on the grant date. The number of shares underlying the new options will equal the number of shares underlying the cancelled eligible options. The exercise price of the new options will be equal to the fair market value of one share of common stock on the date of grant of the new options as determined in accordance with the applicable option plans. Each new option will vest in accordance with a vesting schedule that is equivalent to what would have been in place had the cancelled option remained in effect.

     In connection with the Option Offer employees tendered, and the Company accepted, exchange options to purchase up to 2,179,904 shares (net of 98,974 shares subsequently forfeited) of Company common stock. On or about March 11, 2002, the Company will grant options to purchase an aggregate of 2,179,904 shares of its common stock. In accordance with FASB Interpretation No. 44, since the replacement options will be granted more than six months after cancellation of the old options, the new options will be considered a fixed award and therefore will not result in any compensation expense.

                                NETEGRITY, INC.

 SUMMARY OF OPTION ACTIVITY

     Stock option activity for the years ended December 31 is as follows (in thousands, except price and per share data):

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------------------
                                                1999                2000                2001
                                          -----------------   -----------------   -----------------
                                                   WEIGHTED            WEIGHTED            WEIGHTED
                                                   AVERAGE             AVERAGE             AVERAGE
                                                   EXERCISE            EXERCISE            EXERCISE
                                          SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                          ------   --------   ------   --------   ------   --------
Options outstanding at beginning of
  year..................................  4,655     $ 1.22     6,530    $ 9.98     6,500    $24.58
Option activity during the year:
  Granted...............................  2,719      22.68     2,427     43.54     1,898     34.38
  Exercised.............................   (635)      1.15    (2,215)     2.10    (1,073)     5.57
  Forfeited.............................   (209)      6.68      (242)    25.00    (1,031)    31.48
  Option Offer..........................     --         --        --        --    (2,180)    45.62
                                          -----     ------    ------    ------    ------    ------
Options outstanding at end of year......  6,530     $ 9.98     6,500    $24.58     4,114    $20.11
                                          =====               ======              ======
Options exercisable.....................  2,843                1,831               1,896

     Stock options outstanding at December 31, 2001 are as follows (in thousands, except per share data):

                                                                                      EXERCISABLE OPTIONS
                                                             OPTIONS OUTSTANDING      -------------------
                                                          -------------------------             WEIGHTED
                                                          WEIGHTED      WEIGHTED                 AVERAGE
RANGE OF                                      SHARES      AVERAGE       AVERAGE                 EXERCISE
EXERCISE PRICES                             OUTSTANDING   LIFE(A)    EXERCISE PRICE   SHARES      PRICE
---------------                             -----------   --------   --------------   -------   ---------
$.67-$2.75................................     1,001        5.4          $ 1.37          955     $ 1.37
$4.37-$11.74..............................       305        8.4            8.16           38       6.92
$14.83-$20.07.............................       935        8.3           17.21          243      16.28
$24.35-$30.83.............................       720        9.5           26.67          121      29.97
$33.85-$44.38.............................     1,039        8.0           36.33          514      36.16
$46.19-$78.00.............................       114        8.6           51.33           25      50.61
                                               -----        ---          ------        -----     ------
$.67-$78.00...............................     4,114        7.8          $20.11        1,896     $15.30
                                               =====        ===          ======        =====     ======

---------------

(a) Average contractual life remaining in years.

  EMPLOYEE STOCK PURCHASE PLAN

     The Company maintained the 1990 Employee Stock Purchase Plan ("Stock Purchase Plan") under which eligible employees could purchase shares of the Company's common stock, subject to certain limitations, at 85% of the market value. Purchases were limited to 10% of an employee's eligible compensation, up to a maximum of 500 shares per purchase period. The Stock Purchase Plan originally authorized the issuance of 150,000 shares of common stock (subject to adjustment for capital changes) pursuant to the exercise of nontransferable options granted to participating employees. During the years ended December 31, 1999, 2000 and 2001, 32,000, 32,000 and 41,000 shares of the Company's common stock were issued under the Stock Purchase Plan, respectively. As of October 1, 2001, all authorized shares were issued under the Stock Purchase Plan and the plan was terminated.

                                NETEGRITY, INC.

  STOCK AWARD

     During November 2001, the Company issued an aggregate of 5,291 shares of common stock to certain employees as a stock award. This award resulted in compensation expense of approximately $52,000 which is included in the accompanying consolidated statement of operations for the year ended December 31, 2001.

  PRO FORMA STOCK-BASED COMPENSATION

     Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's net income (loss) and income (loss) per share for the years ended December 31, 1999, 2000 and 2001 would have been the pro-forma amounts indicated below (in thousands, except per share data):

                              YEAR ENDED                 YEAR ENDED                     YEAR ENDED
                          DECEMBER 31, 1999          DECEMBER 31, 2000               DECEMBER 31, 2001
                       ------------------------   ------------------------   ---------------------------------
                                    LOSS PER                   LOSS PER       NET INCOME     INCOME (LOSS) PER
                       NET LOSS   DILUTED SHARE   NET LOSS   DILUTED SHARE      (LOSS)         DILUTED SHARE
                       --------   -------------   --------   -------------   -------------   -----------------
As reported..........  $ (9,946)     $(0.59)      $  2,734      $ 0.08         $  1,643           $ 0.05
Pro-forma............  $(12,443)     $(0.71)      $(20,518)     $(0.71)        $(93,622)          $(3.01)

     The pro forma net loss for the year ended December 31, 2001 includes the effect of options that were canceled by the Company in connection with the "Tender Offer" described above. The remaining unamortized pro forma compensation expense at the date of cancellation for these options in the amount of approximately $63.0 million is reflected as an expense in these pro forma amounts.

     The weighted average of the fair value of stock options for the years ended December 31, 1999, 2000 and 2001 was $17.82, $34.94 and $25.22 respectively. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                 DECEMBER 31
                                                              ------------------
                                                              1999   2000   2001
                                                              ----   ----   ----
Expected life (years).......................................   5.0    5.0    4.0
Risk free interest rate.....................................  5.96%  6.45%  5.39%
Volatility..................................................   101%   107%   126%
Dividend yield..............................................    --     --     --

NOTE 12:  OPERATING SEGMENTS AND GEOGRAPHICAL INFORMATION

     The Company considers that it has one operating segment. Operating segments are defined as components of the enterprise about which separate financial information is available that is reviewed regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in

                                NETEGRITY, INC.

assessing their performance. Additional financial information for the operating segment is as follows (in thousands):

                                             1999               2000                2001
                                       ----------------   -----------------   -----------------
                                                 GROSS               GROSS               GROSS
                                       REVENUE   MARGIN   REVENUE   MARGIN    REVENUE   MARGIN
                                       -------   ------   -------   -------   -------   -------
Operating Segment:
  License software...................  $ 7,527   $6,896   $37,688   $35,139   $55,314   $53,230
  Services:
       Maintenance and support.......      666      666     4,114     3,656    13,244    10,986
       Training and consulting.......    1,545      318     8,579     1,622    14,390     3,100
                                       -------   ------   -------   -------   -------   -------
                                         2,211      984    12,693     5,278    27,634    14,086
                                       -------   ------   -------   -------   -------   -------
Other:
     Software and related products...    1,603      613     1,984       528     1,990       467
     Services........................    1,405      775     1,671       958     1,643       945
                                       -------   ------   -------   -------   -------   -------
                                         3,008    1,388     3,655     1,486     3,633     1,412
                                       -------   ------   -------   -------   -------   -------
          Totals.....................  $12,746   $9,268   $54,036   $41,903   $86,581   $68,728
                                       =======   ======   =======   =======   =======   =======

     Prior to fiscal year 2000, certain expenses related to maintenance and support were included in operating expenses based upon the Company's management reporting practice and it was not practical to allocate these expenses to cost of maintenance and support.

     The Company operates primarily in three geographic regions: North America, Europe and Asia Pacific. Revenues (based on the location of the customer) and long-lived assets by geographic region are as follows (in thousands):

                                                           1999      2000      2001
                                                          -------   -------   -------
Revenues:
  North America.........................................  $12,746   $44,069   $70,457
  Europe................................................       --     8,114    11,293
  Asia Pacific..........................................       --     1,853     4,831
                                                          -------   -------   -------
  Total.................................................  $12,746   $54,036   $86,581
                                                          =======   =======   =======
Long-Lived Assets:
  North America.........................................            $ 5,413   $14,822
  Europe................................................                 79       170
  Asia Pacific..........................................                 77       556
                                                                    -------   -------
  Total.................................................            $ 5,569   $15,548
                                                                    =======   =======

                                NETEGRITY, INC.

NOTE 13:  SUMMARIZED QUARTERLY DATA (UNAUDITED)

     The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2001 and 2000 is as follows (in thousands, except per share data):

                                          1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                          -----------   -----------   -----------   -----------
2001
Revenues................................    $26,036       $24,760       $16,705       $19,080
Gross profit............................     20,568        20,064        13,019        15,077
Operating income (loss).................      2,164         2,118        (3,715)       (3,148)
Net income (loss).......................      3,349         3,101        (2,393)       (2,414)
Basic net earnings (loss) per common
  share.................................       0.11          0.10         (0.08)        (0.08)
Diluted net earnings (loss) per common
  share.................................       0.10          0.09         (0.08)        (0.08)
2000
Revenues................................    $ 6,746       $10,496       $15,333       $21,461
Gross profit............................      5,258         7,844        11,866        16,935
Operating income (loss).................     (2,151)       (1,422)         (878)        1,157
Net income (loss).......................       (935)         (106)          911         2,864
Basic net earnings (loss) per common
  share.................................      (0.02)        (0.01)         0.03          0.10
Diluted net earnings (loss) per common
  share.................................      (0.02)        (0.01)         0.03          0.08

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 13, 2001, the Company terminated the engagement of PricewaterhouseCoopers LLP (PwC) as the Company's independent public accountants. This decision was approved by the Audit Committee of the Company's Board of Directors and by the Board of Directors. PwC's report on the Company's financial statements for the fiscal years ended December 31, 1999 and 2000 did not contain an adverse opinion, a disclaimer of opinion or any qualifications or modifications related to uncertainty, limitation of audit scope or application of accounting principles. During the fiscal years ended December 31, 1999 and 2000 and through the date of termination of the engagement, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure with respect to the Company's financial statements that, if not resolved to PwC's satisfaction, would have caused PwC to make reference to the subject matter of the disagreement in connection with PwC's reports.

     During the fiscal years ended December 31, 1999 and 2000 and through the date of termination of the engagement, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission.

     On March 13, 2001, the Company engaged Arthur Andersen LLP (AA) as its independent public accountants for the fiscal year ended December 31, 2001. The engagement was approved by the Audit Committee of the Company's Board of Directors and by the Board of Directors. The Company did not consult with AA during the fiscal years ended December 31, 1999 and 2000 nor during the subsequent period to the date of such engagement regarding either (i) the application of accounting principles to a specified transaction or transactions, either completed or proposed, or (ii) the type of audit opinion AA might render on the Company's financial statements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the information under the caption "Election of Directors" contained in the Company's Definitive Proxy Statement for the annual meeting of stockholders to be held in 2002.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the caption "Executive Compensation and Other Information Concerning Directors and Officers" contained in such Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information under the caption "Management and Principal Holders of Voting Securities" contained in such Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" contained in such Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1.  Financial Statements

     The following financial statements are included in Item 8:

        a.  Report of Independent Accountants

        b.  Consolidated Balance Sheets -- December 31, 2000 and 2001

        c. Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001

        d. Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1999, 2000 and 2001

        e. Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001

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

EXHIBIT
ITEM NO.                        ITEM AND REFERENCE
--------                        ------------------
 2.01      Agreement and Plan of Merger, dated as of October 24, 2001, by and among Netegrity, Inc., LKN Acquisition Corp., and
           DataChannel, Inc., as amended by the First Amendment to the
           Agreement and Plan of Merger dated as of December 3, 2001
           and by the Second Amendment to the Agreement and Plan of
           Merger, dated as of December 7, 2001 (filed as Exhibit 2.1 to Current Report on Form 8-K dated December 24, 2001 and
           incorporated by reference).
 3.01      Restated Certificate of Incorporation, as amended, of the
           Registrant (filed as Exhibit 3.1 to Registration Statement on Form S-3 filed February 12, 2002 and incorporated by
           reference).
 3.02      Amended and Restated By-Laws of the Registrant (filed as
           Exhibit 3.03 to the Registrant's annual report on Form 10-K for the year ended December 31, 1998, and incorporated by
           reference).
 4.01      Specimen certificate for shares of Common Stock of the
           Registrant (filed as Exhibit 4.01 to the Registrant's
           Registration Statement on Form S-18, No. 33-24446-B, and
           incorporated by reference).
10.01      1990 Employee Stock Purchase Plan of the Registrant (filed as Exhibit 4.1 to Registration Statement No. 33-35225, and
           incorporated by reference).
10.02      1991 Director Stock Plan (filed as Exhibit 10.10 to Annual
           Report on Form 10-K for the fiscal year ended March 31,
           1991, and incorporated by reference).

EXHIBIT
ITEM NO.                        ITEM AND REFERENCE
--------                        ------------------
10.03      1993 Non-Employee Director Stock Option Plan (filed as
           Exhibit 10.11 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993, and incorporated by reference).
10.04      Form of Non-Qualified Stock Option Agreement for the
           Registrant's 1993 Non-Employee Director Stock Option Plan
           (filed as Exhibit 10.12 to Annual Report on Form 10-K for
           the fiscal year ended March 31, 1993, and incorporated by
           reference).
10.05      1994 Stock Plan (filed as Exhibit 4 to Registration
           Statement on Form S-8, filed on January 26, 1998, and
           incorporated by reference).
10.06      1994 Non-Employee Director Plan (filed as Exhibit 10.14 to
           Annual Report on Form 10-K for the fiscal year ended March
           31, 1994, and incorporated by reference).
10.07      1997 Stock Option Plan (filed with the Definitive Proxy
           Statement filed on March 19, 1999 and incorporated by
           reference).
10.08      1997 Non-Employee Director Stock Option Plan (filed as
           Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended December 1977, and incorporated by reference).
10.09      Commercial Lease dated as of March 31, 2000 between the
           Registrant and Renaissance Worldwide, Inc. (filed herewith).
10.10      Preferred Stock and Warrant Purchase Agreement among the
           Company, Pequot Private Equity Fund L.P. and Pequot Offshore
           Private Equity Fund, Inc. (filed as Exhibit 4 to Report on
           Form 8-K filed on January 15, 1998, and incorporated by
           reference).
10.11      Employment Agreement between Netegrity, Inc. and Barry
           Bycoff dated as of May 31, 1996 (filed as Exhibit 10.1 to
           Annual Report on Form 10-K/A for the year ended December 31,
           1998, and incorporated by reference).
10.12      Netegrity Inc. 2000 Stock Incentive Plan as amended (filed herewith).
+10.13     Agreement dated August 3, 2001 between the Company and
           Broadview International LLC (filed herewith).
16.01      Letter from PricewaterhouseCoopers LLP regarding the change in accountant (filed as Exhibit 16.1 to Report on Form 8-K dated March 18, 2001, and incorporated by reference).
21.01      Subsidiaries of the Registrant (filed herewith).
23.01      Consent of PricewaterhouseCoopers LLP (filed herewith).
23.02      Consent of Arthur Andersen LLP (filed herewith).
99.01      Letter from Company to Commission pursuant to Temporary Note
           3T (filed herewith).

+ Confidential treatment has been reported as to certain provisions, which have been omitted and filed separately with the Commission.

B.  REPORTS ON FORM 8-K

     The Company filed two reports on Form 8-K/A during the fourth quarter ended December 31, 2001. Information regarding the items reported on is as follows:

DATE                                     ITEM REPORTED ON
----                                     ----------------
October 29, 2001   Agreement and Plan of Merger dated October 24, 2001 between the Company and DataChannel
December 24, 2001  Completion of Acquisition on December 14, 2001 of
                   DataChannel by the Company

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

                                          NETEGRITY, INC.

                                          By:      /s/ BARRY N. BYCOFF
                                            ------------------------------------
                                                      Barry N. Bycoff
                                               President and Chief Executive
                                                           Officer

March 15, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                   TITLE                       DATE
                  ---------                                   -----                       ----



             /s/ BARRY N. BYCOFF                    President, Chief Executive       March 15, 2002
---------------------------------------------      Officer, Director (Principal
               Barry N. Bycoff                          Executive Officer)




            /s/ REGINA O. SOMMER                   Chief Financial Officer and       March 15, 2002
---------------------------------------------     Treasurer (Principal Financial
              Regina O. Sommer                   Officer and Principal Accounting
                                                             Officer)




            /s/ PAUL F. DENINGER                             Director                March 15, 2002
---------------------------------------------
              Paul F. Deninger




              /s/ ERIC R. GILER                              Director                March 15, 2002
---------------------------------------------
                Eric R. Giler




           /s/ LAWRENCE D. LENIHAN                           Director                March 15, 2002
---------------------------------------------
             Lawrence D. Lenihan




             /s/ RALPH B. WAGNER                             Director                March 15, 2002
---------------------------------------------
               Ralph B. Wagner




             /s/ MICHAEL L. MARK                             Director                March 15, 2002
---------------------------------------------
               Michael L. Mark

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Netegrity, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Netegrity, Inc. for the year ended December 31, 2001 included in this Form 10-K, and have issued our report thereon dated January 30, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule as of and for the year ended December 31, 2001 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 30, 2002

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Netegrity, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated January 25, 2001, appearing in this Annual Report on Form 10-K of Netegrity, Inc. also included an audit of the financial statement schedule listed in Item 14(A)(2) of this Form 10-K for the years ended December 31, 2000 and 1999. In our opinion, the financial statement schedule for the years ended December 31, 2000 and 1999, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
January 25, 2001

                                NETEGRITY, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                   BALANCE AT                               BALANCE AT
                                                   BEGINNING                                  END OF
                                                   OF PERIOD    ADDITIONS   DEDUCTIONS(1)     PERIOD
                                                   ----------   ---------   -------------   ----------
                                                                     (IN THOUSANDS)
Year ended December 31, 2001:
Allowance for doubtful accounts receivable.......     $951        2,573        (1,945)        $1,579
Year ended December 31, 2000:
Allowance for doubtful accounts receivable.......     $484        1,409          (942)        $  951
Year ended December 31, 1999:
Allowance for doubtful accounts receivable.......     $247          291           (54)        $  484

---------------

(1) Uncollectible accounts written off, net of recoveries.