Form 10-Q
period 2002-03-31
NETEGRITY INC
filed 2002-05-13
CIK 840824

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE TRANSITION PERIOD FROM_______ TO_______


                         COMMISSION FILE NUMBER 1-10139


                                 NETEGRITY, INC.
             (Exact name of registrant as specified in its charter)



                DELAWARE                                04-2911320
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)



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

    As of April 30, 2002 there were 34,002,368 shares of Common Stock outstanding, exclusive of Treasury stock.

                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets as of December 31, 2001 and
          March 31, 2002                                                             3

          Consolidated Condensed Statements of Operations for the three months
          ended March 31, 2001 and 2002                                              4

          Consolidated Condensed Statements of Cash Flows for the three months
          ended March 31, 2001 and 2002                                              5

          Notes to Consolidated Condensed Financial Statements                       6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                     10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                20

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                         21

Item 2.   Changes in Securities                                                     21

Item 3.   Defaults upon Senior Securities                                           21

Item 4.   Submission of Matters to a Vote of Security Holders                       21

Item 5.   Other Information                                                         21

Item 6.   Exhibits                                                                  21

SIGNATURES                                                                          22

                                       2

                         PART I. - FINANCIAL INFORMATION

                                 NETEGRITY, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     DECEMBER 31,        MARCH 31,
                                                                                        2001               2002
                                                                                                        (UNAUDITED)
                                                                                     ------------       -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................................................  $  26,332          $  13,657
  Short-term marketable securities .................................................     76,651             81,051
  Accounts receivable-- trade, net of allowances of $1,579 at
   December 31, 2001; $1,370 at March 31, 2002 .....................................     16,122             13,206
  Prepaid expenses and other current assets ........................................      3,418              3,319
                                                                                      ---------          ---------
     Total Current Assets ..........................................................    122,523            111,233
Long-term marketable securities ....................................................      6,083              9,795
Property and equipment, net ........................................................      8,494              8,244
Restricted cash ....................................................................        631                635
Intangible assets, net .............................................................     68,108             67,206
Other assets .......................................................................        340                344
                                                                                      ---------          ---------
     Total Assets ..................................................................  $ 206,179          $ 197,457
                                                                                      =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable-- trade .........................................................  $   1,707          $   1,348
  Accrued compensation and benefits ................................................      5,152              3,145
  Other accrued expenses ...........................................................      9,956              6,729
  Deferred revenue .................................................................     13,223             12,583
                                                                                      ---------          ---------
     Total Current Liabilities .....................................................     30,038             23,805
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, voting, $.01 par value; 55,000 shares authorized; 33,866 shares issued and 33,828 shares outstanding at December 31, 2001; 34,032 issued
   and 33,994 outstanding at March 31, 2002 ........................................        339                340
Additional paid-in capital .........................................................    196,492            196,838
Accumulated other comprehensive loss ...............................................        (44)              (127)
Accumulated deficit ................................................................    (20,432)           (23,185)
Loan to officer ....................................................................       (130)              (130)
                                                                                      ---------          ---------
                                                                                        176,225            173,736
Less-- Treasury Stock, at cost: 38 shares ..........................................        (84)               (84)
                                                                                      ---------          ---------
Total Stockholders' Equity .........................................................    176,141            173,652
                                                                                      ---------          ---------
Total Liabilities and Stockholders' Equity .........................................  $ 206,179          $ 197,457
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

                                 NETEGRITY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                           --------------------
                                                                           2001            2002
                                                                           ----            ----
Revenues:
  Software licenses ...................................................  $18,772         $ 13,617
  Services ............................................................    6,442            7,578
  Other ...............................................................    1,071              775
                                                                         -------         --------
     Total revenues ...................................................   26,285           21,970
Cost of Revenues:
  Cost of software licenses ...........................................      886            1,472
  Cost of services ....................................................    4,130            3,866
  Cost of other .......................................................      701              453
                                                                         -------         --------
     Total cost of revenues ...........................................    5,717            5,791
                                                                         -------         --------
Gross profit ..........................................................   20,568           16,179
Selling, general and administrative expenses ..........................   14,448           13,490
Research and development costs ........................................    3,956            6,058
                                                                         -------         --------
Income (loss) from operations .........................................    2,164           (3,369)
Other income, net .....................................................    1,500              656
                                                                         -------         --------
Income (loss) before provision for income taxes .......................    3,664           (2,713)
Provision for income taxes ............................................      315               40
                                                                         -------         --------
Net income (loss) .....................................................  $ 3,349         $ (2,753)
                                                                         =======         ========

Net income (loss) per share attributable to common stockholders:
     Basic ............................................................  $  0.11         $  (0.08)
     Diluted ..........................................................  $  0.10         $  (0.08)
Weighted average shares outstanding:
     Basic ............................................................   30,424           33,875
     Diluted ..........................................................   33,274           33,875


         The accompanying notes are an integral part of the consolidated financial statements.

                                 NETEGRITY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                         FOR THE THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                      ---------------------------
                                                                                         2001              2002
                                                                                      ---------          --------
OPERATING ACTIVITIES:
Net income (loss) ................................................................... $   3,349          $ (2,753)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
  Depreciation and amortization .....................................................       514             2,056
  Non-cash interest income ..........................................................        --               (65)
  Gain on sale of marketable securities .............................................        --                (3)
Changes in operating assets and liabilities:
  Accounts receivable - trade .......................................................    (3,160)            2,916
  Prepaid expenses and other current assets .........................................       (30)               99
  Other assets ......................................................................       (38)              (19)
  Accounts payable-trade ............................................................      (420)             (358)
  Accrued compensation and benefits .................................................    (2,762)           (2,007)
  Other accrued expenses ............................................................     2,264            (1,385)
  Deferred revenue ..................................................................     1,252              (640)
                                                                                      ---------          --------
Net cash (used for) provided by operating activities ................................       969            (2,159)

INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities .........................        --            38,019
Purchases of marketable securities ..................................................        --           (46,183)
Purchases of property and equipment .................................................    (1,653)             (869)
Payment of DataChannel acquisition costs ............................................        --            (1,843)
Restricted cash .....................................................................        --                (4)
                                                                                      ---------          --------
Net cash (used for) investing activities ............................................    (1,653)          (10,880)
                                                                                      ---------          --------

FINANCING ACTIVITIES:
Issuance of common stock under stock plans ..........................................     2,996               348
                                                                                      ---------          --------
Net cash provided by financing activities ...........................................     2,996               348
                                                                                      ---------          --------

Effect of exchange rate changes on cash and cash equivalents ........................        --                16
Net change in cash and cash equivalents .............................................     2,312           (12,675)
Cash and cash equivalents at beginning of period ....................................   115,747            26,332
                                                                                      ---------          --------
Cash and cash equivalents at end of period .......................................... $ 118,059          $ 13,657
                                                                                      =========          ========


         The accompanying notes are an integral part of the consolidated financial statements.

                                 NETEGRITY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The unaudited financial information furnished herein reflects all adjustments (which are of a normal recurring nature), which in the opinion of management are necessary to fairly state the Company's financial position, cash flows and results of operations for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements of the Company also include the accounts and operations of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the remainder of the year ending December 31, 2002. This information should be read in conjunction with the Company's audited financial statements for the fiscal year ended December 31, 2001, included in Form 10-K filed on March 22, 2002.

(b) REVENUE RECOGNITION

The Company's revenues are primarily generated from the sale of perpetual licenses to Netegrity's(R) proprietary SiteMinder(R), Delegated Management Services(TM) and Netegrity Interaction Server(TM) products and services and from licensing the rights to use software products developed by Checkpoint Software Technologies, Ltd. to end users and resellers. (Such Checkpoint revenue is included in "other" revenue in the accompanying statement of operations.) The Company generates its services revenue from consulting and training services performed for customers and from maintenance and support. Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, the product has been delivered, fees are fixed or determinable and collection of the resulting receivable is reasonably assured. The Company does not offer a right of return on its products. Revenues may include multiple software products, maintenance and other services sold together; these are allocated to each element based on the residual method in accordance with Statement of Position No. 98-9, "Software Revenue Recognition, with Respect to Certain Transactions". Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient vendor specific objective evidence for professional services, training and maintenance services based on the price when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method upon delivery in arrangements in which software is licensed with professional services, training and maintenance services. Revenues for maintenance and support are recognized ratably over the term of the support period. Revenues from consulting and training services are recognized as the services are performed. Maintenance, training and consulting services that have been billed but not recognized are included in deferred revenue.

(c) CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash, money market investments and other highly liquid investments with original maturities of three months or less at the date of purchase.

(d) MARKETABLE SECURITIES

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

As of March 31, 2002, based on management's intentions, all marketable securities have been classified as "available for sale". The change in the net unrealized (loss) included in comprehensive income in stockholders' equity was approximately $(113,000) at March 31, 2002. Net realized gains amounting to approximately $3,000 are included in other income, net in the consolidated condensed statement of operations for the three months ended March 31, 2002.

(e) COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities held as "available for sale". For the three months ended March 31, 2001, there was no difference between comprehensive income (loss) and net income (loss). For the three months ended March 31, 2002, the difference of approximately ($83,000) between the comprehensive (loss) of approximately ($2.84 million) and net loss of approximately ($2.75 million) is due to unrealized (losses) on marketable securities of approximately ($113,000) offset by a favorable cumulative translation adjustment of approximately $30,000.

(f) NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share (EPS) is calculated by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of the outstanding stock options and warrants using the "treasury stock" method. During periods of net loss, diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options and warrants are anti-dilutive and therefore are excluded from the calculation.

The following table sets forth basic and diluted net income (loss) per share computational data for the periods presented (in thousands, except per share data):

                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                      ------------------------
                                                        2001            2002
                                                      -------         --------
Net income (loss) ..................................  $ 3,349         $ (2,753)
                                                      -------         --------
Basic weighted average shares outstanding ..........   30,424           33,875
Dilutive effect of stock options and warrants ......    2,850               --
                                                      -------         --------
Diluted shares outstanding .........................   33,274           33,875
                                                      -------         --------
Basic net income (loss) per share ..................  $  0.11         $  (0.08)
                                                      =======         ========
Diluted net income (loss) per share ................  $  0.10         $  (0.08)
                                                      =======         ========

Options to purchase a total of 1.4 million and 3.5 million weighted shares outstanding for the three months ended March 31, 2001 and 2002, respectively, were outstanding but were excluded in the computation of diluted EPS because the options are anti-dilutive.

(g) RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, FASB issued SFAS Nos. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. SFAS No. 142 discusses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition. In addition, under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives.

The acquisition discussed in Note 2 was accounted for in accordance with the transition provisions of SFAS No. 141 and No. 142. In connection with the adoption of SFAS No. 142, goodwill will be tested at least annually and also whenever events or circumstances occur indicating that goodwill might be impaired. The annual impairment test will be completed in the fourth quarter of each fiscal year.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the Company on January 1, 2002. SFAS No. 144 addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means.

The Company adopted SFAS No's. 141, 142 and No. 144 during the first quarter of fiscal year 2002 without a material impact on its financial position or results of operations. If the Company had accounted for goodwill and other intangibles in accordance with SFAS 142 during the quarter ended March 31, 2001, the results of operations would not be different from those previously reported.

In November 2001, the Emerging Issues Task Force issued Topic No. D-103 (Topic D-103) relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with Topic D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to the cost of service revenues in the statement of operations to offset the costs incurred. The Company adopted Topic D-103 for the financial reporting period ended March 31, 2002 and approximately $249,000 has been reclassified for the quarter ended March 31, 2001 to comply with this guidance.

NOTE 2:  ACQUISITION

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

The Acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Accordingly the excess of the purchase price over the fair value of the tangible net liabilities assumed of approximately $71.3 million was allocated to acquired technology, in-process research and development (IPRD), and goodwill in the amounts of approximately $11.0 million, $3.0 million and $57.3 million, respectively. Results of operations of DataChannel from the Acquisition Date are included in the Company's consolidated results of operations.

In connection with the Acquisition, the Company initiated an overall integration plan that included the elimination of redundant headcount and facilities. The Company accrued approximately $2.2 million of cost related to the integration plan consisting of approximately $1.8 million of facilities costs and $0.4 million for planned workforce reductions consisting primarily of duplicative general and administrative functions. Approximately $381,000 of these costs were paid during the quarter ended March 31, 2002.

The total goodwill of approximately $57.3 million related to the Acquisition is not amortized in accordance with SFAS No.'s 141 and 142. The Company is amortizing the acquired existing technology of approximately $11.0 million on a straight-line basis over an estimated remaining useful life of three years. The amount allocated to IPRD of $3.0 million was charged to expense in the fourth quarter of fiscal year 2001.

The following unaudited pro forma financial information presents the combined results of operations of the Company and DataChannel as if the Acquisition occurred on January 1, 2001, after giving effect to certain adjustments, including amortization expense. Due to the non-recurring nature of the IPRD charge, the amount has not been included in the unaudited pro forma financial information. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Acquisition been completed as of the dates indicated or of the results that may be obtained in the future (in thousands except per share information).

                                                                THREE MONTHS
                                                                   ENDED
                                                               MARCH 31, 2001
                                                               --------------

Revenues......................................................... $28,638
Net loss attributable to common shareholders....................  $(4,637)
 Net loss per basic and fully diluted common share............... $ (0.14)

NOTE 3:  TENDER OFFER

On August 9, 2001 and as subsequently amended, the Company filed a tender offer statement with the Securities and Exchange Commission in connection with certain stock options issued after December 1, 1999 (the Option Offer). Under the Option Offer, the Company offered to exchange certain employee options to purchase shares of the Company's common stock for new options to purchase shares of its common stock. The Option Offer, which excluded executive officers, directors and non-employees of the Company and which expired on September 7, 2001, provided for the grant of new options on or about March 11, 2002 to eligible employees who were actively employed on the grant date. The number of shares underlying the new options was equal to the number of shares underlying the cancelled eligible options. The exercise price of the new options was equal to the fair market value of one share of common stock on the date of grant of the new options as determined in accordance with the applicable option plans. Each new option will vest in accordance with a vesting schedule that is equivalent to what would have been in place had the cancelled option remained in effect.

On March 11, 2002, the Company granted options to purchase an aggregate of 2,103,406 shares of its common stock in connection with the Option Offer. In accordance with FASB Interpretation No. 44, since the replacement options were granted more than six months after cancellation of the old options, the new options were considered a fixed award and therefore did not result in any compensation expense.

NOTE 4:  OPERATING SEGMENTS AND GEOGRAPHICAL INFORMATION

(a) OPERATING SEGMENTS

The Company has one operating segment that provides products to securely manage e-business relationships. Operating segments are defined as components of the enterprise about which separate financial information is available that is reviewed regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing their performance.

(b)  GEOGRAPHIC INFORMATION

The Company operates in three geographic regions: North America, Europe and Asia Pacific. Revenues (based on the location of the customer) and long-lived assets (including marketable securities) by geographic region are as follows:

                                       FOR THE THREE MONTHS
                                           ENDED MARCH 31,
                                           (UNAUDITED)
                                      ---------------------
                                        2001          2002
                                      -------       -------
Revenues:
     North America .................. $22,007       $19,221
     Europe .........................   2,645         2,368
     Asia Pacific ...................   1,633           381
                                      -------       -------
     Total .......................... $26,285       $21,970
                                      =======       =======
Long-Lived Assets:
     North America ..................   6,491        18,215
     Europe .........................     138           272
     Asia Pacific ...................     117           531
                                      -------       -------
     Total .......................... $ 6,746       $19,018
                                      =======       =======

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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

In recent years, we have incurred substantial operating losses. We cannot predict if we will achieve profitability for any substantial period of time. Failure to maintain levels of profitability as expected by investors may adversely affect the market price of our common stock. In the quarter ended March 31, 2002, we had a net loss of $2.8 million. As a result of historical operating losses, including during the last two quarters of the year ended December 31, 2001, as of March 31, 2002, we had an accumulated deficit of approximately $23.2 million.

DISAPPOINTING QUARTERLY RESULTS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL SUBSTANTIALLY.

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. If our quarterly revenues or operating results fall below the expectations of investors, the price of our common stock could fall substantially. Our quarterly revenues may fluctuate for several reasons, including, but not limited to, the following:

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

     -    the release of new versions of SiteMinder, DMS, NIS or other products;

     -    the development of our direct and indirect sales channels; and

     -    Integration issues with acquired technology.

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

There are currently 41 commercial deployments of our NIS. Broad market acceptance of NIS and related services will depend on continued development of the enterprise portal market, and consequent customer demand for the specific functionality of NIS. If we fail in marketing our products and services, for whatever reason, our business will be harmed.

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

WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The market for access control, identity management and portal products and services is highly competitive. We expect the level of competition to increase as a result of the anticipated growth of e-business. Our primary competitors include IBM, RSA/Securant, Entrust, OpenNetwork Technology, Plumtree, Epicentric, BEA, Oblix and many early-stage companies. In addition, a number of other security and software companies have indicated that they offer products which may compete with ours. We also face competition from web development professional services organizations. We expect that additional competitors will emerge in the future. Current and potential competitors have established, or may in the future establish, cooperative relationships with third parties to increase the availability of their products to the marketplace. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Potential competitors may have significantly greater financial, marketing, technical and other competitive resources than we have. If, in the future, a competitor chooses to bundle a competing secure user management product with other e-commerce applications, the demand for our products might be substantially reduced. Because of these factors, many of which are out of our control, we may be unable to maintain or enhance our competitive position against current and future competitors.

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

OUR FAILURE TO EFFECTIVELY MANAGE CHANGES IN THE BUSINESS ENVIRONMENT IN WHICH WE OPERATE COULD HURT OUR BUSINESS.

Our failure to effectively manage changes in the business environment in which we operate could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. Historically, we had been experiencing a period of rapid growth that was placing a significant strain on all of our resources. From December 31, 2000 to March 31, 2002, we increased the number of our employees from 292 to 485 (including 95 from our acquisition of DataChannel on December 14, 2001). Currently, based upon economic factors beyond our control, we are implementing a reduction in force. We may experience similar changes in the future. To effectively manage changes in the business environment in which we operate we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage effected operations.

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

The general economic uncertainties in the United States and abroad continue to cause significant volatility in the stock markets. The continued threat of terrorism in the United States and abroad, the ongoing military action and heightened security measures undertaken in response to that threat can be expected to cause continued volatility in securities markets. In addition, foreign political unrest may continue to adversely effect the economy.

WE MAY LOSE MONEY ON FIXED-PRICE CONSULTING CONTRACTS.

In the future, an increased portion of our services revenues may be derived from fixed-price contracts. We work with complex technologies in compressed time frames and it can be difficult to judge the time and resources necessary to complete a project. If we miscalculate the resources or time we need to complete work under fixed-price contracts, our operating results could be materially harmed. As of March 31, 2002, the Company had no fixed-price contracts.

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

      CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Netegrity's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, valuation of long-lived and intangible assets and goodwill, and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Valuation of Long-lived and Intangible Assets and Goodwill

The acquisition of DataChannel, Inc. on December 14, 2001 was accounted for in accordance with the transition provisions of SFAS No. 141 and No. 142. The Company adopted SFAS No. 142 during the first quarter of fiscal year 2002 without a material impact on its financial position or results of operations. Under SFAS No. 142, goodwill is not amortized but is reviewed at least annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The annual impairment test will be completed in the fourth quarter of each fiscal year.

The Company adopted SFAS No. 141 and SFAS No. 144, which addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means, during the first quarter of fiscal year 2002 without a material impact on it's financial position or results of operations. If the Company had accounted for goodwill and other intangibles in accordance with SFAS 142 during the quarter ended March 31, 2001, the results of operations would not be different from those previously reported.

The Company is required to assess the impairment of long-lived assets, identifiable intangibles and goodwill whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

     - significant underperformance relative to expected historical or projected future operating results;

     - significant changes in the manner of our use of the acquired assets or the strategy of our overall business;

     -    significant negative industry or economic trends;

     -    significant decline in our stock price for a sustained period; and

     -    our market capitalization relative to net book value.

When we determine that the carrying value of long-lived assets, intangibles and goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a valuation allowance of $65.8 million as of March 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS


The following table presents statement of operations data as percentages of total revenues for the periods indicated:

                                                                                                       THREE MONTHS
                                                                                                      ENDED MARCH 31,
                                                                                                      ---------------
                                                                                                      2001      2002
                                                                                                      ----      ----
   STATEMENT OF OPERATIONS DATA:
   Revenues:
     Software licenses.............................................................................    71%       62%
     Services......................................................................................    25        34
     Other.........................................................................................     4         4
                                                                                                      ---       ---
        Total revenues.............................................................................   100       100
   Cost of revenues:
     Cost of software licenses.....................................................................     3         7
     Cost of services..............................................................................    15        17
     Cost of other.................................................................................     3         2
                                                                                                      ---       ---
        Total cost of revenues.....................................................................    21        26
                                                                                                      ---       ---
   Gross profit....................................................................................    79        74
   Selling, general and administrative expenses....................................................    56        61
   Research and development expenses...............................................................    15        28
                                                                                                      ---       ---
   Income (loss) from operations...................................................................     8       (15)
   Other income, net...............................................................................     6         3
                                                                                                      ---       ---
   Income (loss) before provision for income taxes.................................................    14       (12)
   Provision for income taxes......................................................................     1         1
                                                                                                      ---       ---
   Net income (loss)...............................................................................    13%      (13)%
                                                                                                      ===       ====

    Revenues. Total revenues decreased by $4.3 million, or 16%, to $22.0 million in the three months ended March 31, 2002, from $26.3 million in the three months ended March 31, 2001.

    Software licenses revenues decreased by $5.2 million, or 15%, to $13.6 million in the three months ended March 31, 2002, from $18.8 million in the three months ended March 31, 2001. This decrease is due to broad based economic weakness and reduced technology spending which resulted in deals being reduced in both number and size.

    Services revenues increased by $1.1 million, or 18%, to $7.6 million in the three months ended March 31, 2002, from $6.5 million in the three months ended March 31, 2001. This increase is attributable to maintenance and service arrangements for a growing customer base together with the full quarter effect of the Acquisition of Data Channel.

    Other revenues which decreased by $296,000 or 28%, to $775,000 in the three months ended March 31, 2002, from $1,071,000 in the three months ended March 31, 2001 are not expected to have a significant impact in future periods.

    Cost of revenues. Total cost of revenues increased by $74,000 or 1%, to $5.8 million in the three months ended March 31, 2002, from $5.7 million in the three months ended March 31, 2001.

    Cost of software license revenue increased by $586,000 or 66% to $1,472,000, in the three months ended March 31, 2002 from $886,000 in the three months ended March 31, 2001. This increase is primarily due to the amortization of purchased software in connection with the acquisition of DataChannel of approximately $917,000 offset by proportional decreases in software revenues.

    Cost of services decreased by $264,000 or 6% to $3.9 million, in the three months ended March 31, 2002 from $4.1 million in the three months ended March 31, 2001. Cost of services decreased by 6% while services revenue increased by 18% during the first quarter of 2002 when compared with the first quarter of 2001, as a result of leveraging our system integrator partner relationships and increasing utilization of professional services staff. This leveraging allowed us to grow services revenues without increasing our fixed infrastructure costs as a percentage of service revenue.

    Cost of other revenues decreased by $248,000 or 35% to $453,000 in the three months ended March 31, 2002 from $701,000 in the three months ended March 31, 2001 in relative proportion to the decrease in revenue.

    Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $958,000, or 7%, to $13.5 million in the three months ended March 31, 2002, from $14.4 million in the three months ended March 31, 2001. This decrease was attributable to several factors. Personnel expenses declined by approximately $1.0 million in the quarter ended March 31, 2002 versus the respective period in the previous year. Substantially all of this decline is attributable to lower recruiting and relocation costs during the first quarter of 2002 versus 2001 as the Company hired approximately 100 new employees (including senior managers) in the previous year. While payroll (salaries and wages) increased by approximately $1.1 million associated with the full quarter effect of increasing headcount throughout 2001, the impact of this increase was offset by approximately $1.0 in reduced commission expense in connection with decreased license revenues. In addition, the increase in depreciation expense of approximately $621,000 was offset by reduced expenses in attending trade shows ($466,000) and declines in marketing collateral printing and mailing costs.

    Research and development costs. Research and development costs increased by $2.1 million, or 53%, to $6.1 million in the three months ended March 31, 2002, from $4.0 million in the three months ended March 31, 2001. The increase was primarily due to the addition of approximately 68 employees (including 40 from the acquisition of DataChannel in the fourth quarter of 2001) engaged in research and development activities between the first quarter of 2001 and the first quarter of 2002. We expect to continue to increase the amount spent on research and development in the foreseeable future as we continue to develop and enhance our product line to address the evolving needs of customers deploying large scale and transaction-based e-business applications.

    Other income, net. Other income, net decreased by approximately $844,000 or 56%, to $656,000 in the three months ended March 31, 2002, from $1.5 million, in the three months ended March 31, 2001. This decrease was attributable to a decline in the average cash and marketable securities balance invested from approximately $116.9 million during the first quarter of 2001 to approximately $108.6 million during the first quarter of 2002 combined with lower average interest rates on such investment balances.

    Provision for income taxes. The provision for income taxes decreased by approximately $275,000, or 87%, to $40,000 in the three months ended March 31, 2002, from approximately $315,000 in the three months ended March 31, 2001. This decrease was attributable to the net loss position in the quarter ended March 31, 2002 versus net income from the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

Cash used for operating activities in the three months ended March 31, 2002 was $2.2 million, primarily due to net losses and decreases in accrued compensation and benefits and other accrued expenses partially offset by the provision for depreciation and amortization and decreases in accounts receivable.

Cash used for investing activities was $10.9 million in the three months ended March 31, 2002. Investing activities for the period consisted primarily of net purchases of marketable securities of approximately $8.2 million, purchases of approximately $869,000 of equipment, primarily computer related, and the payment of approximately $1.8 million in obligations in connection with the acquisition of DataChannel.

Cash provided by financing activities in the three months ended March 31, 2002 was approximately $348,000 which primarily related to the exercise of employee stock options.

As of March 31, 2002, our primary financial commitments consisted of obligations outstanding under operating leases.

As of March 31, 2002, we had cash and cash equivalents totaling $13.7 million, short-term marketable securities of $81.1 million and long-term marketable securities of $9.8 million.

In recent years, we have significantly increased our operating expenses. We anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses and capital expenditures will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to our business. We believe that our existing cash and cash equivalents together with our short-term marketable securities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

In the quarter ended March 31, 2002, the Company generated approximately 13% of its revenues outside of the United States. International sales are typically denominated in U.S. dollars. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Translation gains and losses (amounting to a loss of approximately $14,000 as of March 31, 2002) are deferred and accumulated as a separate component of stockholders' equity (accumulated other comprehensive income (loss)). Net gains and losses resulting from foreign exchange transactions, amounting to a loss of approximately $72,000 during the three months ended March 31, 2002, are included in other income, net in the accompanying consolidated statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. dollar as of March 31, 2002 would not have a material impact on the Company's results of operations for the quarter then ended.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. However, due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the quarter ended March 31, 2002 would have decreased by less than $0.1 million. This estimate assumes that the decrease occurred on the first day of the quarter and reduced the yield of each investment instrument by 100 basis points. The same 100 basis point change in interest rates would not have a material impact on the fair value of the investment portfolio. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

                          PART II. - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not presently a party to any legal proceedings, the adverse outcome of which, in management's opinion would have a material adverse effect on the Company's results of operations or financial position.

ITEM 2.   CHANGES IN SECURITIES

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS

     10.1  2000 Stock Incentive Plan dated January 3, 2000
     10.2 First Amendment to the Netegrity, Inc. 2000 Stock Incentive Plan dated June 30, 2000
     10.3 Second Amendment to the Netegrity, Inc. 2000 Stock Incentive Plan dated May 30, 2001
     10.4 Third Amendment to the Netegrity, Inc. 2000 Stock Incentive Plan dated August 8, 2001
     10.5  2001 Interim General Stock Incentive Plan dated December 10, 2001.
     10.6  2002 Employee Retention General Incentive Plan dated March 15, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NETEGRITY, INC.

Date:  May 10, 2002              By: /s/  Barry N. Bycoff
                                     ------------------------------------------
                                     Barry N. Bycoff
                                     President, Chief Executive Officer,
                                     Director and Chairman of the Board


Date:  May 10, 2002              By: /s/ Regina O. Sommer
                                     ------------------------------------------
                                     Regina O. Sommer
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial Officer and Principal
                                     Accounting  Officer)