Form 10-Q
period 2002-06-30
NETEGRITY INC
filed 2002-08-14
CIK 840824

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

As of July 31, 2002 there were 34,186,151 shares of Common Stock outstanding, exclusive of Treasury Stock.

                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Condensed Financial Statements

          Consolidated  Condensed  Balance  Sheets as of December  31,
          2001 and June 30, 2002 (unaudited)                                  3

          Consolidated  Condensed  Statements  of  Operations  for the
          three months ended June 30, 2001 and 2002 (unaudited)               4

          Consolidated Condensed Statements of Operations for the
          six months ended June 30, 2001 and 2002 (unaudited)                 5

          Consolidated  Condensed Statements of Cash Flows for the six
          months ended June 30, 2001 and 2002 (unaudited)                     6

          Notes to Consolidated Condensed Financial Statements                7

Item 2.   Management's  Discussion and Analysis of Financial Condition
          and Results of Operations                                          11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         20

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                  22

Item 2.   Changes in Securities                                              22

Item 3.   Defaults upon Senior Securities                                    22

Item 4.   Submission of Matters to a Vote of Security Holders                22

Item 5.   Other Information                                                  22

Item 6.   Exhibits and Forms on 8-K                                          23

SIGNATURES                                                                   24

                        PART I. -- FINANCIAL INFORMATION

                                 NETEGRITY, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     DECEMBER 31,     JUNE 30,
                                                                         2001           2002
                                                                     ------------    -----------
                                                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................................      $  26,332       $  19,698
  Short-term marketable securities .............................         76,651          64,652
  Accounts receivable--trade, net of allowances of $1,579 at
   December 31, 2001; $1,414 at June 30, 2002 ..................         16,122          14,086
  Prepaid expenses and other current assets ....................          3,418           3,639
                                                                      ---------       ---------
     Total Current Assets ......................................        122,523         102,075
Long-term marketable securities ................................          6,083          11,898
Property and equipment, net ....................................          8,494           7,566
Restricted cash ................................................            631             637
Goodwill .......................................................         57,262          57,374
Other intangible assets, net ...................................         10,846           9,014
Other assets ...................................................            340             356
                                                                      ---------       ---------
     Total Assets ..............................................      $ 206,179       $ 188,920
                                                                      =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable--trade ......................................      $   1,707       $     519
  Accrued compensation and benefits ............................          5,152           4,868
  Other accrued expenses .......................................          9,956           6,099
  Deferred revenue .............................................         13,223          13,698
                                                                      ---------       ---------
     Total Current Liabilities .................................         30,038          25,184
                                                                      ---------       ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, voting, $.01 par value; 55,000 shares
  authorized; 33,866 shares issued and 33,828 shares outstanding at December 31, 2001; 34,042 issued and 34,004 outstanding
  at June 30, 2002 .............................................            339             340
Additional paid-in capital .....................................        196,492         196,842
Accumulated other comprehensive loss ...........................            (44)            (98)
Accumulated deficit ............................................        (20,432)        (33,134)
Loan to officer ................................................           (130)           (130)
                                                                      ---------       ---------
                                                                        176,225         163,820
Less--Treasury Stock, at cost: 38 shares .......................            (84)            (84)
                                                                      ---------       ---------
Total Stockholders' Equity .....................................        176,141         163,736
                                                                      ---------       ---------
Total Liabilities and Stockholders' Equity .....................      $ 206,179       $ 188,920
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

                                 NETEGRITY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        FOR THE THREE MONTHS
                                                            ENDED JUNE 30,
                                                        ---------------------
                                                          2001         2002
                                                        -------      --------
Revenues:
  Software licenses ..............................      $16,054      $  7,669
  Services .......................................        8,498         7,493
  Other ..........................................          793           646
                                                        -------      --------
     Total revenues ..............................       25,345        15,808
                                                        -------      --------
Cost of Revenues:
  Cost of software licenses ......................          482         1,326
  Cost of services ...............................        4,352         3,566
  Cost of other ..................................          447           388
                                                        -------      --------
     Total cost of revenues ......................        5,281         5,280
                                                        -------      --------
Gross profit .....................................       20,064        10,528
Selling, general and administrative expenses .....       13,893        14,038
Research and development costs ...................        4,053         6,478
Restructuring expenses ...........................           --           689
                                                        -------      --------
Income (loss) from operations ....................        2,118       (10,677)
Other income, net ................................        1,275           724
                                                        -------      --------
Income (loss) before provision for income taxes ..        3,393        (9,953)
Provision for income taxes .......................          292            --
                                                        -------      --------
Net income (loss) ................................      $ 3,101      $ (9,953)
                                                        =======      ========
Net income (loss) per share attributable to common
stockholders:
     Basic .......................................      $  0.10      $  (0.29)
     Diluted .....................................      $  0.09      $  (0.29)
Weighted average shares outstanding:
     Basic .......................................       30,914        34,001
     Diluted .....................................       32,962        34,001

The accompanying notes are an integral part of the consolidated condensed financial statements.

                                 NETEGRITY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         FOR THE SIX MONTHS
                                                            ENDED JUNE 30,
                                                        ---------------------
                                                          2001         2002
                                                        -------      --------
Revenues:
  Software licenses ..............................      $34,826      $ 21,286
  Services .......................................       14,940        15,071
  Other ..........................................        1,864         1,421
                                                        -------      --------
     Total revenues ..............................       51,630        37,778
                                                        -------      --------
Cost of Revenues:
  Cost of software licenses ......................        1,367         2,798
  Cost of services ...............................        8,482         7,432
  Cost of other ..................................        1,148           841
                                                        -------      --------
     Total cost of revenues ......................       10,997        11,071
                                                        -------      --------
Gross profit .....................................       40,633        26,707
Selling, general and administrative expenses .....       28,342        27,528
Research and development costs ...................        8,008        12,536
Restructuring expenses ...........................           --           689
                                                        -------      --------
Income (loss) from operations ....................        4,283       (14,046)
Other income, net ................................        2,774         1,380
                                                        -------      --------
Income (loss) before provision for income taxes ..        7,057       (12,666)
Provision for income taxes .......................          607            40
                                                        -------      --------
Net income (loss) ................................      $ 6,450      $(12,706)
                                                        =======      ========

Net income (loss) per share attributable to common
stockholders:
     Basic .......................................      $  0.21      $  (0.37)
     Diluted .....................................      $  0.19      $  (0.37)
Weighted average shares outstanding:
     Basic .......................................       30,670        33,938
     Diluted .....................................       33,124        33,938

The accompanying notes are an integral part of the consolidated condensed financial statements.

                                 NETEGRITY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                           FOR THE SIX MONTHS
                                                              ENDED JUNE 30,
                                                          ---------------------
                                                            2001        2002
                                                          ---------   ---------
OPERATING ACTIVITIES:
Net income (loss) ......................................  $   6,450   $ (12,706)
Adjustments to reconcile net income (loss) to net cash
provided by (used for)
operating activities:
  Depreciation and amortization ........................      1,186       4,139
  Provision for doubtful accounts receivable ...........        432         207
  Non-cash interest income .............................         --          25
  Loss on sale of marketable securities ................         --          11
Changes in operating assets and liabilities:
  Accounts receivable -- trade .........................     (6,082)      1,828
  Prepaid expenses and other current assets ............       (534)       (699)
  Other assets .........................................        (58)        464
  Accounts payable -- trade ............................       (304)     (1,188)
  Accrued compensation and benefits ....................     (1,667)       (285)
  Other accrued expenses ...............................      2,357      (3,970)
  Deferred revenue .....................................      2,764         474
                                                          ---------   ---------
Net cash provided by (used for) operating activities ...      4,544     (11,700)

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities ...........         --     121,261
Proceeds from maturities of marketable securities ......         --       4,284
Purchases of marketable securities .....................    (10,640)   (119,409)
Purchases of property and equipment ....................     (3,987)     (1,378)
Restricted cash ........................................        322          (6)
                                                          ---------   ---------
Net cash provided by (used for) investing activities ...    (14,305)      4,752
                                                          ---------   ---------

FINANCING ACTIVITY:
Proceeds from issuance of common stock under stock
plans ..................................................      6,252         351
                                                          ---------   ---------
Net cash provided by financing activity ................      6,252         351
                                                          ---------   ---------
Effect of exchange rate changes on cash and cash
equivalents ............................................         95         (37)
Net change in cash and cash equivalents ................     (3,414)     (6,634)
Cash and cash equivalents at beginning of period .......    115,747      26,332
                                                          ---------   ---------
Cash and cash equivalents at end of period .............  $ 112,333   $  19,698
                                                          =========   =========

The accompanying notes are an integral part of the consolidated condensed financial statements.

                                 NETEGRITY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The unaudited financial information furnished herein reflects all adjustments (which are of a normal recurring nature), which in the opinion of management are necessary to fairly state the Company's financial position, cash flows and results of operations for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The consolidated financial statements of the Company also include the accounts and operations of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the remainder of the year ending December 31, 2002. This information should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 31, 2001, included in Form 10-K filed on March 22, 2002.

(b) REVENUE RECOGNITION

The Company's revenues are primarily generated from the sale of perpetual licenses to Netegrity's(R) proprietary SiteMinder(R), Delegated Management Services(TM) and Netegrity Interaction Server(TM) products and services and from licensing the rights to use software products developed by Checkpoint Software Technologies, Ltd. to end users and resellers. (Such Checkpoint revenue is included in "other" revenue in the accompanying consolidated condensed statement of operations.) The Company generates its services revenue from consulting and training services performed for customers and from maintenance and support for the Company's products. Installation by Netegrity is not considered essential to the functionality of our products as these services do not alter the product capabilities, do not require specialized skills and may be performed by the customers or other vendors. Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, the product has been delivered, fees are fixed or determinable and collection of the resulting receivable is reasonably assured. The Company does not offer a right of return on its products. Revenues may include multiple software products, maintenance and other services sold together; these are allocated to each element based on the residual method in accordance with Statement of Position No. 98-9, "Software Revenue Recognition, with Respect to Certain Transactions". Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient vendor specific objective evidence for professional services, training and maintenance services based on the price when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method upon delivery in arrangements in which software is licensed with professional services, training and maintenance services. Revenues for maintenance and support are recognized ratably over the term of the support period. Revenues from consulting and training services are recognized as the services are performed. Maintenance, training and consulting services that have been billed but not recognized are included in deferred revenue.

(c) CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash, money market investments and other highly liquid investments with original maturities of three months or less at the date of purchase.

(d) MARKETABLE SECURITIES

Investments with a maturity greater than three months, which primarily consist of debt securities, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board (FASB). Pursuant to the provisions of SFAS No. 115, the Company has classified its investment portfolio as "trading", "available-for-sale" or "held to maturity". "Trading" securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Fair value is based upon quoted market prices. Unrealized gains and losses on trading securities are included in the determination of net earnings. "Available-for-sale" securities include debt securities that are being held for an unspecified period of time and may be used for liquidity or other corporate purposes and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of comprehensive income (loss) in stockholders' equity. "Held to maturity" securities are debt securities that the Company intends to hold to maturity and are recorded at amortized cost.

As of June 30, 2002, based on management's intentions, all marketable securities have been classified as "available for sale". The change in the net unrealized
(loss) included in accumulated other comprehensive loss in stockholders' equity was approximately $(17,000) for the six months ended June 30, 2002. Net realized losses amounting to approximately $8,000 and $11,000 for the three and six months ended June 30, 2002, respectively, are included in other income, net in the consolidated condensed statements of operations.

(e) COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities held as "available for sale". For the three and six months ended June 30, 2001, comprehensive income was $3.2 million and $6.5 million, respectively, compared to net income of $3.1 million and $6.5 million, respectively. The difference for the three months ended June 30, 2001, is due to a favorable cumulative translation adjustment of approximately $101,000. For the three and six months ended June 30, 2002, comprehensive loss was $9.9 million and $12.7 million, respectively, compared to net loss of $10.0 million and $12.7 million, respectively. The difference of approximately $30,000 and ($54,000), in the three and six months ended June 30, 2002, respectively, is due to unrealized gains (losses) on marketable securities of approximately $97,000 and ($17,000) offset by an unfavorable cumulative translation adjustment of approximately ($67,000) and ($37,000), for the three and six months ended June 30, 2002, respectively.

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

The following table presents the calculation for both basic and diluted earnings per share data for the periods presented (in thousands, except per share data):

                                               FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                   ENDED JUNE 30,              ENDED JUNE 30,
                                               ---------------------       ---------------------
                                                 2001         2002           2001         2002
                                               -------      --------       -------      --------
Net income (loss) .......................      $ 3,101      $ (9,953)      $ 6,450      $(12,706)
                                               -------      --------       -------      --------
Basic weighted average shares outstanding       30,914        34,001        30,670        33,938
Dilutive effect of stock options and
warrants ................................        2,048            --         2,454            --
                                               -------      --------       -------      --------
Diluted shares outstanding ..............       32,962        34,001        33,124        33,938
                                               -------      --------       -------      --------
Basic net income (loss) per share .......      $  0.10      $  (0.29)      $  0.21      $  (0.37)
                                               =======      ========       =======      ========
Diluted net income (loss) per share .....      $  0.09      $  (0.29)      $  0.19      $  (0.37)
                                               =======      ========       =======      ========

Options to purchase a total of 3.3 million, 6.6 million, 1.6 million and 5.2 million weighted shares outstanding for the three and six months ended June 30, 2001 and 2002, respectively, were outstanding but were excluded in the computation of diluted EPS because the options are anti-dilutive.

(g) RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. SFAS No. 142 discusses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition. In addition, under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives.

The acquisition discussed in Note 2 was accounted for in accordance with the transition provisions of SFAS No. 141 and No. 142. In connection with the adoption of SFAS No. 142, goodwill will be tested at least annually and also whenever events or circumstances occur indicating that goodwill might be impaired (or more frequently if impairment indicators arise) See Note 2. We currently operate as a single reporting unit and all of our goodwill is associated with the entire company. A transitional impairment test was performed on January 1, 2002 and an annual impairment test will be completed in the fourth quarter of each fiscal year.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the Company on January 1, 2002. SFAS No. 144 addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means.

The Company adopted SFAS No's. 141, 142 and No. 144 during the first quarter of 2002 without a material impact on its financial position or results of operations. If the Company had accounted for goodwill and other intangibles in accordance with SFAS 142 during the period ended June 30, 2001, the results of operations would not be different from those previously reported.

In November 2001, the Emerging Issues Task Force issued Topic No. D-103 (Topic D-103) relating to the accounting for reimbursements received from customers for the Company's out-of-pocket expenses for the delivery of services. In accordance with Topic D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to the cost of service revenues in the statement of operations to offset the costs incurred. The Company adopted Topic D-103 effective January 1, 2002 and approximately $585,000 and $834,000 have been reclassified for the three and six months ended June 30, 2001, respectively, to comply with this guidance.

In June 2002, The FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. We do not believe that the impact of adopting SFAS No. 146 will have a material impact on the consolidated financial statements.

NOTE 2: ACQUISITION

On December 14, 2001 (the Acquisition Date) the Company acquired, for aggregate consideration of $70.2 million, all of the outstanding stock of DataChannel, Inc., a Washington Corporation (DataChannel). On the Acquisition Date, DataChannel, a provider of enterprise portal solutions, became a wholly-owned subsidiary of the Company (the Acquisition). The aggregate consideration included approximately $17.5 million in cash (including assumed debt of approximately $1.4 million), $3.0 million in acquisition costs and 2,499,968 shares of the Company's Common Stock valued at approximately $49.7 million.

The Acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Accordingly the excess of the purchase price over the fair value of the tangible net liabilities assumed of approximately $71.3 million was allocated to acquired technology, in-process research and development (IPRD), and goodwill in the amounts of approximately $11.0 million, $3.0 million and $57.3 million, respectively. None of the goodwill recorded is expected to be deductible for tax purposes. Results of operations of DataChannel from the Acquisition Date are included in the Company's consolidated results of operations.

In connection with the Acquisition, the Company initiated an overall integration plan that included the elimination of redundant headcount and facilities. The Company accrued approximately $2.2 million of cost related to the integration plan consisting of approximately $1.8 million of facilities costs and $0.4 million for planned workforce reductions consisting primarily of duplicative general and administrative functions. Approximately $294,000 and $675,000 of these costs were paid during the three and six months ended June 30, 2002, respectively.

The total goodwill of approximately $57.3 million related to the Acquisition is not amortized in accordance with SFAS No. 142. During the first quarter of 2002, the Company performed a transitional impairment test on goodwill and concluded that there was no impairment as of January 1, 2002. The annual impairment test will be completed in the fourth quarter of each fiscal year. The Company is currently evaluating whether or not there has been a triggering event that warrants an impairment review of its long-lived assets and goodwill based on the recent significant decline in our stock price as a result of underperformance relative to recent and expected operating results and overall adverse change in the business climate. If the Company determines that a triggering event has occurred, the Company will test for impairment based on a two-step approach.
The first step is to test for an impairment of long-lived assets other than goodwill. The second step, to be done after completion of the first step, is to determine if there has been an impairment of goodwill.

If the Company determines that the long-lived assets including goodwill are impaired, the resulting impairment charge could have a material adverse effect on the financial statements. The Company is amortizing the acquired existing technology of approximately $11.0 million over an estimated remaining useful life of three years. Excluding goodwill, amortization expense on intangible assets was $0.9 million and $1.8 million for the three and six months ended June 30, 2002, respectively. The amount allocated to IPRD of $3.0 million was charged to expense in the fourth quarter of fiscal year 2001. At the Acquisition Date, DataChannel was conducting testing activities associated with the development of next-generation technologies that were expected to address emerging market demands for Enterprise Information Portal solutions. At the acquisition date, the technologies under development were approximately 50% complete based on project duration and costs. DataChannel had spent approximately $1.8 million on the IPRD projects prior to the acquisition date, and expected to spend another $1.9 million to complete these specific research and development activities. As of June 30, 2002, the technologies are 100% complete. Amortization expense for the intangible assets is estimated to be approximately $3.7 million for each of the years ended December 31, 2002, 2003 and 2004.

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

                                                       THREE MONTHS      SIX MONTHS
                                                           ENDED            ENDED
                                                       JUNE 30, 2001    JUNE 30, 2001
                                                       -------------    -------------
Revenues ............................................    $ 27,906         $ 56,793
Net loss ............................................    $ (4,145)        $ (8,782)
Net loss per basic and fully diluted common share ...    $  (0.12)        $  (0.26)


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

On March 11, 2002, the Company granted options to purchase an aggregate of 2,103,406 shares of its common stock at fair market value in connection with the Option Offer. In accordance with FASB Interpretation No. 44, since the replacement options were granted more than six months after cancellation of the old options, the new options were considered a fixed award and therefore did not result in any compensation expense.

NOTE 4: OPERATING SEGMENTS AND GEOGRAPHICAL INFORMATION

(a) OPERATING SEGMENTS

The Company has one operating segment that provides products which securely manage e-business relationships. Operating segments are defined as components of the enterprise about which separate financial information is available that is reviewed regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing their performance.

(b) GEOGRAPHIC INFORMATION

The Company operates in three geographic regions: North America, Europe and Asia Pacific. Revenues (based on the location of the customer) and long-lived assets (including marketable securities) by geographic region are as follows:

                           FOR THE THREE MONTHS     FOR THE SIX MONTHS
                              ENDED JUNE 30,           ENDED JUNE 30,
                           -------------------     --------------------
                             2001         2002        2001        2002
                           -------      -------     -------     -------
Revenues:
     North America ...     $21,841      $11,728     $43,772     $30,949
     Europe ..........       2,666        3,081       5,318       5,448
     Asia Pacific ....         838          999       2,540       1,381
                           -------      -------     -------     -------
     Total ...........     $25,345      $15,808     $51,630     $37,778
                           =======      =======     =======     =======

                                                   JUNE 30,    JUNE 30,
                                                     2001        2002
                                                   --------    --------
Long-Lived Assets:
     North America ...                             $17,955     $19,418
     Europe ..........                                 141         398
     Asia Pacific ....                                 656         641
                                                   -------     -------
     Total ...........                             $18,752     $20,457
                                                   =======     =======


NOTE 5: RESTRUCTURING EXPENSES

During April 2002, the Company recorded restructuring expenses of $689,000 related to severance charges associated with a 10% reduction in workforce and the closing of several sales offices. Approximately, $419,000 of these costs was paid out during the three months ended June 30, 2002. The remainder is expected to be paid prior to March 31, 2003.

NOTE 6: EMPLOYEE STOCK PURCHASE PLAN

During May 2002, the Company held its Annual Meeting of Stockholders, at which time the stockholders approved the 2002 Employee Stock Purchase Plan and reserved 700,000 shares of common stock for issuance thereunder.

NOTE 7: RELATED PARTY TRANSACTIONS

The consolidated condensed balance sheets as of December 31, 2001 and June 30, 2002, include $130,000 in loans to an officer of the Company issued in connection with the exercise of stock options in 1996. The loan is reflected as a reduction of stockholders' equity in the accompanying consolidated condensed financial statements. The loan is represented by a full recourse note, is payable upon demand and bears interest at 7% per annum. Prior to May 2002, the loan was secured by 300,000 shares of common stock of the Company. During May 2002, the note was amended such that it became an unsecured note. The consolidated condensed balance sheet as of June 30, 2002 also includes an advance of approximately $17,000 to this officer. The advance is reflected in prepaid and other current assets in the accompanying consolidated condensed financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This report contains forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," "may," "will" and "continue" or similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. The factors discussed in the sections captioned "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

In recent years, we have incurred substantial operating losses. We cannot predict if we will achieve profitability for any substantial period of time. Failure to maintain levels of profitability as expected by investors may adversely affect the market price of our common stock. In the six months ended June 30, 2002, we had a net loss of $12.7 million. As a result of historical operating losses, including during the last two quarters of the year ended December 31, 2001, as of June 30, 2002, we had an accumulated deficit of approximately $33.1 million.

DISAPPOINTING QUARTERLY RESULTS COULD CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL SUBSTANTIALLY.

Our quarterly revenues and operating results are difficult to predict and may continue to fluctuate significantly from quarter to quarter. If our quarterly revenues or operating results fall below the expectations of investors, the price of our common stock could fall substantially. Our quarterly revenues may fluctuate for several reasons, including, but not limited to, the following:

     - customers choosing to delay their purchase commitments or purchase in smaller than expected quantities due to a general slowdown in the economy;

     - market acceptance of our SiteMinder, Delegated Management Services ("DMS"), Netegrity Interaction Server ("NIS") and related products;

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

Our ability to develop the market for our products depends in part on our ability to provide support services on a 24 hour per day, seven-day per week basis. Any damage or disruptions to our service centers, including the service center in Malaysia, whether as a result of terrorism or some other cause, could seriously impact our ability to provide the necessary service to our customers and fulfill our service contracts.

There are currently 41 commercial deployments of our NIS product. Broad market acceptance of the NIS product and related services will depend on continued development of the enterprise portal market, and consequent customer demand for the specific functionality of the NIS product. If we fail in marketing our products and services, for whatever reason, our business will be harmed.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO ENHANCE OUR PRODUCT LINES AND DEVELOP NEW PRODUCTS.

We believe our success is dependent, in large part, on our ability to enhance and broaden our product lines to meet the evolving needs of both the business-to-business internet and business-to-consumer market. We may be unable to respond effectively to technological changes or new industry standards or developments. In the past, we have been forced to delay introduction of several new product versions. In the future, we could be adversely affected if we incur significant delays or are unsuccessful in enhancing our product lines or developing new products, or if any of our enhancements or new products do not gain market acceptance.

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

WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The market for access control, identity management and portal products and services is highly competitive. We expect the level of competition to increase as a result of the anticipated growth of e-business. Our primary competitors include IBM, RSA/Securant, Entrust, OpenNetwork Technology, Plumtree, Epicentric, BEA, Oblix and many early-stage companies. In addition, a number of other software companies have indicated that they offer products, which may compete with ours. We also face competition from web development professional services organizations. We expect that additional competitors will emerge in the future. Current and potential competitors have established, or may in the future establish, cooperative relationships with third parties to increase the availability of their products to the marketplace. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Potential competitors may have significantly greater financial, marketing, technical and other competitive resources than we have. If, in the future, a competitor chooses to bundle a competing secure user management product with other e-commerce applications, the demand for our products might be substantially reduced. Because of these factors, many of which are out of our control, we may be unable to maintain or enhance our competitive position against current and future competitors.

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

WE MAY BE UNABLE TO HIRE AND RETAIN SKILLED PERSONNEL.

Qualified personnel are in great demand throughout the software industry. Our success depends, in large part, upon our ability to attract, train, motivate and retain highly skilled employees, particularly software engineers, professional services personnel, sales and marketing personnel and other senior personnel. Our failures to attract and retain the highly trained technical personnel that are integral to our product development, professional services and direct sales teams may limit the rate at which we can generate sales and develop new products or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

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

OUR FAILURE TO EFFECTIVELY MANAGE CHANGES IN THE BUSINESS ENVIRONMENT IN WHICH WE OPERATE, COULD HURT OUR BUSINESS.

Our failure to effectively manage changes in the business environment in which we operate could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. Historically, we had experienced a period of rapid growth that placed a significant strain on all of our resources. From December 31, 2000 to June 30, 2002, we increased the number of our employees from 292 to 450 (including 95 from our acquisition of DataChannel on December 14, 2001). Based upon economic factors beyond our control, we implemented a reduction in force of 48 positions during April 2002. We may experience similar changes in the future. To effectively manage changes in the business environment in which we operate we must maintain and enhance our financial and accounting systems and controls, integrate new personnel and manage operations.

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

AS WE CONTINUE TO OPERATE IN INTERNATIONAL MARKETS, WE WILL FACE CONTINUED RISKS TO OUR SUCCESS.

We intend to continue to expand our international operations in the future. This expansion will require additional resources and management attention, and will subject us to increased regulatory, economic and political risks. We have limited experience in international markets and we cannot be sure that our continued expansion into global markets will be successful. In addition, we will face increased risks in conducting business internationally. These risks could reduce demand for our products and services, increase the prices at which we can sell our products and services, or otherwise have an adverse effect on our operating results. Among the risks we believe are most likely to affect us are:

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

The general economic uncertainties in the United States and abroad continue to cause significant volatility in the stock markets. The continued threat of terrorism in the United States and abroad, the ongoing military action and heightened security measures undertaken in response to that threat can be expected to cause continued volatility in securities markets. In addition, foreign political unrest may continue to adversely affect the economy.

WE MAY LOSE MONEY ON FIXED-PRICE CONSULTING CONTRACTS.

In the future, an increased portion of our services revenues may be derived from fixed-price contracts. We work with complex technologies in compressed time frames and it can be difficult to judge the time and resources necessary to complete a project. If we miscalculate the resources or time we need to complete work under fixed-price contracts, our operating results could be materially harmed. As of June 30, 2002, the Company had no fixed-price contracts.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Netegrity's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, valuation of long-lived and intangible assets and goodwill, and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

The Company's revenues are primarily generated from the sale of perpetual licenses for its proprietary SiteMinder, DMS and NIS products and services. The Company generates its services revenue from consulting and training services performed for customers and from maintenance and support. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Management analyzes various factors, including a review of specific transactions, historical experience, creditworthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized.

We license our software products on a perpetual basis. We apply the provisions of Statement of Position No. 97-2, "Software Revenue Recognition," as amended by Statement of Position No. 98-9, "Software Revenue Recognition, with Respect to Certain Transactions," to all transactions involving the sale of software products. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. This policy is applicable to all sales, including sales to resellers and end users. The Company does not offer a right of return on its products.

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

Installation by Netegrity is not considered essential to the functionality of our products as these services do not alter the product capabilities, do not require specialized skills and may be performed by the customer or other vendors. Revenues for maintenance and support are recognized ratably over the term of the support period. Revenues from consulting and training services are recognized as the services are performed.

Accounts Receivable

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of the Company's customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required and could materially impact our financial position and results of operations.

Valuation of Long-Lived Assets and Goodwill

Valuation of long-lived assets includes assessing the recorded value of certain long-lived assets, including property and equipment and capitalized software under the provision of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company is required to assess the impairment of long-lived assets and identifiable intangibles, whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

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


When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance exists, we would measure an impairment loss as the excess of the carrying amount of the particular long-lived asset or group over its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Changes in judgments on any of these factors could impact the value of the asset.

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is required to be tested annually in lieu of being amortized. Furthermore, we are required to test for impairment of goodwill on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.

The Company will recognize an impairment loss to the extent that the carrying amount of goodwill exceeds its implied fair value. The impairment loss will be recognized in operations.

The Company is currently evaluating whether or not there has been a triggering event for an impairment review of its long-lived assets and goodwill based on the recent significant decline in our stock price as a result of underperformance relative to recent and expected operating results and overall adverse change in the business climate. If the Company determines that a triggering event has occurred, the Company will test for impairment based on a two-step approach. The first step is to test for an impairment of long-lived assets other than goodwill. The second step, to be done after completion of the first step, is to determine if there has been an impairment of goodwill. If the Company determines that the long-lived assets including goodwill are impaired, the resulting impairment charge could have a material adverse effect on the financial statements.

The acquisition of DataChannel, Inc. on December 14, 2001 was accounted for in accordance with the transition provisions of SFAS No. 141 and No. 142. The Company adopted SFAS No. 142 during the first quarter of 2002 without a material impact on its financial position or results of operations. Under SFAS No. 142, goodwill is not amortized but is reviewed at least annually for impairment. Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. The annual impairment test will be completed in the fourth quarter of each fiscal year (or more frequently if impairment indicators arise). If the Company had accounted for goodwill and other intangibles in accordance with SFAS 142 during the three and six months ended June 30, 2001, the results of operations would not be different from those previously reported.

The Company adopted SFAS No. 144, which addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means, during the first quarter of fiscal year 2002 without a material impact on it's financial position or results of operations.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a valuation allowance of $65.8 million as of June 30, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

The following table presents statement of operations data as percentages of total revenues for the periods indicated:

                                                      THREE MONTHS          SIX MONTHS
                                                     ENDED JUNE 30,        ENDED JUNE 30,
                                                     --------------        --------------
                                                     2001      2002        2001      2002
                                                     ----      ----        ----      ----
STATEMENT OF OPERATIONS DATA:
Revenues:
   Software licenses ..........................       63%        49%        67%        56%
   Services ...................................       34         47         29         40
   Other ......................................        3          4          4          4
                                                     ---       ----        ---       ----
         Total revenues .......................      100        100        100        100
Cost of revenues:
   Cost of software licenses ..................        2          8          3          7
   Cost of services ...........................       17         23         16         20
   Cost of other ..............................        2          2          2          2
                                                     ---       ----        ---       ----
         Total cost of revenues ...............       21         33         21         29
                                                     ---       ----        ---       ----
Gross profit ..................................       79         67         79         71
                                                     ---       ----        ---       ----
Selling, general and administrative expenses ..       55         89         55         73
Research and development expenses .............       16         42         16         33
Restructuring expenses ........................       --          4         --          2
                                                     ---       ----        ---       ----
Income (loss) from operations .................        8        (68)         8        (37)
Other income, net .............................        5          5          5          3
                                                     ---       ----        ---       ----
Income (loss) before provision for income taxes       13        (63)        13        (34)
Provision for income taxes ....................        1         --          1         --
                                                     ---       ----        ---       ----
Net income (loss) .............................       12%       (63)%       12%       (34)%
                                                     ===       ====        ===       ====

THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

The following discussion reviews the results of operations for the three and six months ended June 30, 2002 (the "2002 Quarter" and "2002 Period"), respectively, compared to the three and six months ended June 30, 2001 (the "2001 Quarter" and "2001 Period"), respectively.

Revenues. Total revenues decreased by $9.5 million or 38%, to $15.8 million in the 2002 Quarter, from $25.3 million in the 2001 Quarter, and by $13.8 or 27%, to $37.8 million in the 2002 Period, from $51.6 million in the 2001 Period.

Software license revenues decreased by $8.4 million or 52%, to $7.7 million in the 2002 Quarter, from $16.1 million in the 2001 Quarter, and by $13.5 million or 39%, to $21.3 million in the 2002 Period, from $34.8 million in the 2001 Period. This decrease is due to broad based economic weakness and reduced technology spending which resulted in deals being delayed or reduced in size.

Services revenues decreased by $1.0 million or 12%, to $7.5 million in the 2002 Quarter, from $8.5 million in the 2001 Quarter, and increased by $131,000 or 1%, to $15.1 million in the 2002 Period, from $15.0 million in the 2001 Period. The decrease during the 2002 Quarter is primarily attributable to a $2.3 million decline in consulting and training revenue as a result of broad based economic weakness and reduced technology spending partially offset by an increase of $1.3 million in maintenance and support revenue primarily attributable to maintenance renewals from our existing customer base. The increase of $131,000 during the 2002 Period is primarily attributable to a $2.9 million decline in consulting and training revenue offset by an increase of $3.0 million in maintenance and support revenue.

Other revenues decreased by $147,000 or 19%, to $0.6 million in the 2002 Quarter, from $0.8 million in the 2001 Quarter, and by $0.4 million or 24%, to $1.4 million in the 2002 Period, from $1.8 million in the 2001 Period. Other revenues are not expected to have a significant impact in future periods.

Cost of revenues. Total cost of revenues remained flat at $5.3 million for the 2002 and 2001 Quarters, and at $11 million for the 2002 and 2001 Periods.

Cost of software license revenue increased by $0.8 million or 175%, to $1.3 million in the 2002 Quarter from $0.5 million in the 2001 Quarter, and by $1.4 million or 105%, to $2.8 million in the 2002 Period, from $1.4 million in the 2001 Period. This increase is primarily due to the amortization of purchased software in connection with the acquisition of DataChannel of approximately $0.9 million per quarter offset by proportional decreases in software revenues.

Cost of services decreased by $0.8 million or 18%, to $3.6 million in the 2002 Quarter, from $4.4 million in the 2001 Quarter, and by $1.1 million or 12%, to $7.4 million in the 2002 Period, from $8.5 million in the 2001 Period. This decrease is primarily due to the leveraging of our system integrator partner relationships. This leveraging allowed us to reduce the headcount in our professional services organization by 27% from June 30, 2001 to June 30, 2002.

Cost of other revenues decreased by $59,000 or 13%, to $0.3 million in the 2002 Quarter, from $0.4 million in the 2001 Quarter, and by $0.3 million or 27%, to $0.8 million in the 2002 Period, from $1.1 million in the 2001 Period. This decrease is in relative proportion to the decrease in revenue.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $145,000, or 1%, to $14.0 million in the 2002 Quarter, from $13.9 million in the 2001 Quarter. Selling, general and administrative expenses decreased by $0.8 million or 3%, to $27.5 million in the 2002 Period, from $28.3 million in the 2001 Period. The increase in the 2002 Quarter is primarily attributable to increased salaries and wages associated with a full quarter effect of increasing headcount throughout 2001 and increased legal, accounting and insurance expenses which were not completely offset by reduced commission expenses in connection with decreased license revenue. For the 2002 Period, reduced commission expense and reduced recruiting expenses more than offset the increases in salaries and wages, legal, accounting and insurance expenses.

Research and development costs. Research and development costs increased by $2.4 million or 60%, to $6.5 million in the 2002 Quarter, from $4.1 million in the 2001 Quarter, and by $4.5 million or 57%, to $12.5 million in the 2002 Quarter, from $8.0 million in the 2001 Period. The increase was primarily due to the addition of approximately 65 employees (including 40 from the acquisition of DataChannel in the fourth quarter of 2001) engaged in research and development activities between the second quarter of 2001 and the second quarter of 2002. We expect to continue to increase the amount spent on research and development in the foreseeable future as we continue to develop and enhance our product line to address the evolving needs of customers deploying large scale and transaction-based e-business applications.

Restructuring expenses. Restructuring expenses of $0.7 million during the 2002 Quarter and the 2002 Period primarily represent severance charges associated with a 10% reduction in workforce and the closing of several sales offices during April 2002.

Other income, net. Other income, net which is composed primarily of interest income earned on the company's cash and marketable securities, decreased by approximately $0.6 million or 43%, to $0.7 million in the 2002 Quarter, from $1.3 million in the 2001 Quarter, and by $1.4 million or 50%, to $1.4 million in the 2002 Period, from $2.8 million in the 2001 Period. This decrease was attributable primarily to a decline in the average cash and marketable securities balances combined with lower average interest rates on such investment balances.

Provision for income taxes. The provision for income taxes decreased by approximately $0.3 million or 100%, to $0 in the 2002 Quarter, from approximately $0.3 million in the 2001 Quarter, and by $0.6 million or 93%, to $40,000 in the 2002 Period, from $0.6 million in the 2001 Period. This decrease was attributable to the net loss position in the 2002 Quarter and the 2002 Period compared to net income in the 2001 Quarter and the 2001 Period.

LIQUIDITY AND CAPITAL RESOURCES

Cash used for operating activities in the 2002 Period was $11.7 million, primarily due to the net loss for the period, decreases in accounts payable and accrued expenses (including approximately $1.9 million in fees associated with the December 2001 acquisition of DataChannel), which was partially offset by a decrease in accounts receivable.

Cash provided by investing activities was $4.8 million in the 2002 Period. Investing activities for the period consisted primarily of net sales of marketable securities of approximately $6.1 million offset by the purchases of approximately $1.3 million of equipment, primarily computer related.

Cash provided by financing activities in the 2002 Period was approximately $0.4 million, which primarily related to the exercise of employee stock options.

As of June 30, 2002, our primary financial commitments consisted of obligations outstanding under operating leases.

As of June 30, 2002, we had cash and cash equivalents totaling $19.7 million, short-term marketable securities of $64.7 million and long-term marketable securities of $11.9 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

In the three and six months ended June 30, 2002, the Company generated approximately 26% and 18%, respectively, of its revenues outside of North America. International sales are typically denominated in U.S. dollars. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Translation gains and losses (amounting to a loss of approximately $81,000 as of June 30, 2002) are deferred and accumulated as a separate component of stockholders' equity (accumulated other comprehensive income
(loss)). Net gains and losses resulting from foreign exchange transactions, amounting to a gain of approximately $55,000 for the three months ended June 30, 2002 and a loss of approximately $21,000 for the six months ended June 30, 2002 are included in other income, net in the accompanying consolidated condensed statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. dollar as of June 30, 2002 would not have a material impact on the Company's results of operations for the three and six month periods.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. However, due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the three and six months ended June 30, 2002 would have decreased by less than $0.1 million. This estimate assumes that the decrease occurred on the first day of the quarter and reduced the yield of each investment instrument by 100 basis points. The same 100 basis point change in interest rates would not have a material impact on the fair value of the investment portfolio. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 2002, the Company held its Annual Meeting of Stockholders. At the meeting, Barry N. Bycoff, Paul F. Deninger, Eric R. Giler, Lawrence D. Lenihan, Jr., Michael L. Mark and Ralph B. Wagner were re-elected as Directors to serve in accordance with the bylaws and until their successors are duly chosen and qualify. The voting results were as follows:

                                    For                    Withhold
                                    ---                    --------
   Barry N. Bycoff               25,727,929                157,053
   Paul F. Deninger              25,801,757                 83,225
   Eric R. Giler                 25,804,710                 80,272
   Lawrence D. Lenihan, Jr.      25,804,148                 80,834
   Michael L. Mark               25,804,948                 80,034
   Ralph B. Wagner               25,804,162                 80,820

At the meeting, the stockholders approved the 2002 Employee Stock Purchase Plan and reserved 700,000 shares of common stock for issuance hereunder. The vote was as follows:


      For                Against            Abstain
      ---                -------            -------
   25,713,504            151,479             19,999

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 10.1 Executive Employment Agreement dated May 22, 2002 by and between Netegrity, Inc., and Barry N. Bycoff.

     (b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on June 21, 2002 with the Securities and Exchange Commission reporting under Item 4 a change in the Company's certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, Barry N. Bycoff, President, Chief Executive Officer, Director and Chairman of the Board, and Regina O. Sommer, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer), thereunto duly authorized. Pursuant to Section 1350 of Chapter 63 of Title 18, United States Code, the undersigned hereby certify that this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                                          NETEGRITY, INC.


Date: August 14, 2002                     By: /s/ Barry N. Bycoff
                                             -----------------------------------
                                             Barry N. Bycoff
                                             President, Chief Executive Officer,
                                             Director and Chairman of the Board


Date: August 14, 2002                     By: /s/ Regina O. Sommer
                                             -----------------------------------
                                             Regina O. Sommer
                                             Chief Financial Officer and
                                             Treasurer (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)