Form 10-Q
period 2002-09-30
NETEGRITY INC
filed 2002-10-24
CIK 840824

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, FOR THE TRANSITION PERIOD FROM_______ TO_______

                         COMMISSION FILE NUMBER 1-10139

                                 NETEGRITY, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                                            04-2911320
   (State or other                                      (I.R.S. Employer
    jurisdiction of                                     Identification No.)
  incorporation or
    organization)

                    52 SECOND AVENUE WALTHAM, MA 02451
               (Address of principal executive offices) (Zip Code)

                                 (781) 890-1700
                         (Registrant's Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

As of October 21, 2002 there were 34,192,339 shares of Common Stock outstanding, exclusive of Treasury Stock.

                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.        FINANCIAL INFORMATION

Item 1.        Consolidated Condensed Financial Statements

               Consolidated Condensed Balance Sheets as of December 31,
               2001 and September 30, 2002 (unaudited)                        3

               Consolidated Condensed Statements of Operations for the
               three months ended September 30, 2001 and 2002 (unaudited)     4

               Consolidated Condensed Statements of Operations for the
               nine months ended September 30, 2001 and 2002 (unaudited)      5

               Consolidated Condensed Statements of Cash Flows for the
               nine months ended September 30, 2001 and 2002 (unaudited)      6

               Notes to Consolidated Condensed Financial Statements           7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           13

Item 3.        Quantitative and Qualitative Disclosures About Market         25
               Risk

Item 4.        Controls and Procedures                                       25

PART II        OTHER INFORMATION                                             27

Item 1.        Legal Proceedings                                             27

Item 2.        Changes in Securities                                         27

Item 3.        Defaults upon Senior Securities                               27

Item 4.        Submission of Matters to a Vote of Security Holders           27

Item 5.        Other Information                                             27

Item 6.        Exhibits and Forms on 8-K                                     27

SIGNATURES                                                                   29

CERTIFICATIONS                                                               30

                         PART I. - FINANCIAL INFORMATION

                                 NETEGRITY, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                         SEPTEMBER 30,
                                                                          DECEMBER 31,      2002
                                                                             2001        (UNAUDITED)
                                                                          ---------       ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................................      $  26,332       $  14,446
  Short-term marketable securities .................................         76,651          63,353
  Accounts receivable--trade, net of allowances of $1,579 at
   December 31, 2001; $1,367 at September 30, 2002 .................         16,122          11,228
  Prepaid expenses and other current assets ........................          3,418           2,986
                                                                          ---------       ---------
     Total Current Assets ..........................................        122,523          92,013
Long-term marketable securities ....................................          6,083          15,143
Property and equipment, net ........................................          8,494           6,910
Restricted cash ....................................................            631           1,070
Goodwill ...........................................................         57,262            --
Other intangible assets, net .......................................         10,846           8,097
Other assets .......................................................            340             340
                                                                          ---------       ---------
     Total Assets ..................................................      $ 206,179       $ 123,573
                                                                          =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable---trade .........................................      $   1,707       $   1,906
  Accrued compensation and benefits ................................          5,152           4,490
  Other accrued expenses ...........................................          9,956           6,713
  Deferred revenue .................................................         13,223          12,607
                                                                          ---------       ---------
     Total Current Liabilities .....................................         30,038          25,716
                                                                          ---------       ---------

Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Common stock, voting, $.01 par value; 55,000 shares authorized;
   33,866 shares issued and 33,828 shares outstanding at
   December 31, 2001; 34,230 issued and 34,192 outstanding at
   September 30, 2002                                                           339             342
Additional paid-in capital .........................................        196,492         197,053
Accumulated other comprehensive loss ...............................            (44)            (38)
Accumulated deficit ................................................        (20,432)        (99,286)
Loan to officer ....................................................           (130)           (130)
                                                                          ---------       ---------
                                                                            176,225          97,941
Less--Treasury stock, at cost: 38 shares ..........................             (84)            (84)
                                                                          ---------       ---------
Total Stockholders' Equity .........................................        176,141          97,857
                                                                          ---------       ---------
Total Liabilities and Stockholders' Equity .........................      $ 206,179       $ 123,573
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

                                 NETEGRITY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   FOR THE THREE MONTHS
                                                    ENDED SEPTEMBER 30,
                                                  -----------------------
                                                    2001            2002
                                                  --------       --------
Revenues:
  Software licenses ........................      $  9,016       $  6,457
  Services .................................         7,260          7,885
  Other ....................................           908            836
                                                  --------       --------
     Total revenues ........................        17,184         15,178
                                                  --------       --------
Cost of Revenues:
  Cost of software licenses ................           136            715
  Non-cash cost of software licenses .......          --              917
  Cost of services .........................         3,507          3,272
  Cost of other ............................           522            517
                                                  --------       --------
     Total cost of revenues ................         4,165          5,421
                                                  --------       --------
Gross profit ...............................        13,019          9,757
Selling, general and administrative expenses        12,275         13,262
Research and development expenses ..........         3,857          5,794
Impairment charge ..........................          --           57,374
Non-recurring charges ......................           603           --
                                                  --------       --------
Loss from operations .......................        (3,716)       (66,673)
Other income, net ..........................         1,324            521
                                                  --------       --------
Loss before provision for income taxes .....        (2,392)       (66,152)
Provision for income taxes .................          --             --
                                                  --------       --------
Net loss ...................................      $ (2,392)      $(66,152)
                                                  ========       ========

Net loss per share:
     Basic .................................      $  (0.08)      $  (1.94)
     Diluted ...............................      $  (0.08)      $  (1.94)
Weighted average shares outstanding:
     Basic .................................        31,203         34,180
     Diluted ...............................        31,203         34,180

The accompanying notes are an integral part of the consolidated condensed financial statements.

                                 NETEGRITY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,
                                                     ----------------------
                                                         2001          2002
                                                     --------      --------
Revenues:
  Software licenses ...........................      $ 43,842      $ 27,743
  Services ....................................        22,203        22,957
  Other .......................................         2,772         2,257
                                                     --------      --------
     Total revenues ...........................        68,817        52,957
                                                     --------      --------
Cost of Revenues:
  Cost of software licenses ...................         1,503         1,680
  Non-cash cost of software licenses ..........          --           2,750
  Cost of services ............................        11,991        10,704
  Cost of other ...............................         1,671         1,359
                                                     --------      --------
     Total cost of revenues ...................        15,165        16,493
                                                     --------      --------
Gross profit ..................................        53,652        36,464
Selling, general and administrative expenses ..        40,617        40,791
Research and development expenses .............        11,865        18,330
Impairment charge .............................          --          57,374
Non-recurring charges .........................           603           689
                                                     --------      --------
Income (loss) from operations .................           567       (80,720)
Other income, net .............................         4,098         1,900
                                                     --------      --------
Income (loss) before provision for income taxes         4,665       (78,820)
Provision for income taxes ....................           607            40
                                                     --------      --------
Net income (loss) .............................      $  4,058      $(78,860)
                                                     ========      ========

Net income (loss) per share:
     Basic ....................................      $   0.13      $  (2.32)
     Diluted ..................................      $   0.12      $  (2.32)
Weighted average shares outstanding:
     Basic ....................................        30,850        34,020
     Diluted ..................................        32,962        34,020

The accompanying notes are an integral part of the consolidated condensed financial statements.

                                 NETEGRITY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           FOR THE NINE MONTHS
                                                                            ENDED SEPTEMBER 30,
                                                                        -------------------------
                                                                           2001           2002
                                                                        ---------       ---------
OPERATING ACTIVITIES:
Net income (loss) ................................................      $   4,058       $ (78,860)
Adjustments to reconcile net income (loss) to net cash provided by
(used for) operating activities:
  Depreciation, amortization and impairment ......................          1,936          63,640
  Provision for doubtful accounts ................................            902              45
  Non-cash interest income .......................................           --               154
  Loss on sale of marketable securities ..........................           --                (4)
Changes in operating assets and liabilities:
  Accounts receivable trade ......................................         (1,128)          4,849
  Prepaid expenses and other current assets ......................           (613)           (380)
  Other assets ...................................................           (120)            812
  Accounts payable trade .........................................           (488)            200
  Accrued compensation and benefits ..............................         (2,972)           (662)
  Other accrued expenses .........................................          3,853          (3,356)
  Deferred revenue ...............................................          2,711            (617)
                                                                        ---------       ---------
Net cash provided by (used for) operating activities .............          8,139         (14,179)
                                                                        ---------       ---------

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities .....................           --           141,713
Proceeds from maturities of marketable securities ................           --             6,665
Purchases of marketable securities ...............................        (75,317)       (144,253)
Purchases of property and equipment ..............................         (4,223)         (1,931)
Restricted cash ..................................................            316            (439)
                                                                        ---------       ---------
Net cash provided by (used for) investing activities .............        (79,224)          1,755
                                                                        ---------       ---------

FINANCING ACTIVITY:
Proceeds from issuance of common stock under stock plans .........          6,566             564
                                                                        ---------       ---------
Net cash provided by financing activity ..........................          6,566             564
                                                                        ---------       ---------

Effect of exchange rate changes on cash and cash equivalents .....            (26)            (26)
Net change in cash and cash equivalents ..........................        (64,545)        (11,886)
Cash and cash equivalents at beginning of period .................        115,747          26,332
                                                                        ---------       ---------
Cash and cash equivalents at end of period .......................      $  51,202       $  14,446
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

                                 NETEGRITY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The unaudited financial information furnished herein reflects all adjustments (which are of a normal recurring nature), which in the opinion of management are necessary to fairly state Netegrity, Inc.'s ("Netegrity" or "the Company") financial position, cash flows and results of operations for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The consolidated financial statements of the Company also include the accounts and operations of its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the remainder of the year ending December 31, 2002. This information should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2001, included in Form 10-K filed on March 22, 2002.

(b) REVENUE RECOGNITION

The Company's revenues have primarily been generated from the sale of perpetual licenses to the Company's proprietary SiteMinder(R), Delegated Management Services(TM) and PortalMinder(TM) products and services and from licensing the rights to use software products developed by Checkpoint Software Technologies, Ltd. to end users and resellers. (Such Checkpoint revenue is included in "other" revenue in the accompanying consolidated condensed statement of operations.) The Company generates its services revenue from consulting and training services performed for customers and from maintenance and support for the Company's products. Installation by Netegrity is not considered essential to the functionality of our products as these services do not alter the product capabilities, do not require specialized skills and may be performed by the customers or other vendors. Revenues from software license agreements are recognized when persuasive evidence of an arrangement exists, the product has been delivered, fees are fixed or determinable and collection of the resulting receivable is reasonably assured. The Company does not offer a right of return on its products. Revenues may include multiple software products, maintenance and other services sold together; these are allocated to each element based on the residual method in accordance with Statement of Position No. 98-9, "Software Revenue Recognition, with Respect to Certain Transactions". Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized when earned. The Company has established sufficient vendor specific objective evidence for professional services, training and maintenance services based on the price when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method upon delivery in arrangements in which software is licensed with professional services, training and maintenance services. Revenues for maintenance and support are recognized ratably over the term of the support period. Revenues from consulting and training services are recognized as the services are performed. Maintenance, training and consulting services that have been billed but not recognized are included in deferred revenue.

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

As of September 30, 2002, based on management's intentions, all marketable securities have been classified as "available for sale". The change in the net unrealized loss included in accumulated other comprehensive loss in stockholders' equity was approximately $32,000 for the nine months ended September 30, 2002. Net realized losses of approximately $14,000 and $4,000 for the three and nine months ended September 30, 2002, respectively, are included in other income, net in the consolidated condensed statements of operations.

(e)  INTANGIBLE AND OTHER LONG-LIVED ASSETS

Other intangible assets, net consists of acquired technology that resulted from the acquisition of DataChannel during 2001. The Company accounts for these intangible assets in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Acquired technology is being amortized over a three-year period on a straight-line basis and is required to be tested for impairment annually, or on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred, by comparing the unamortized costs of capitalized software to the expected future net realizable value of the products. If the unamortized costs exceed the expected future net realizable value of the products, the excess amount is written off. See Note 2.

(f) COMPREHENSIVE INCOME (LOSS)

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities held as "available for sale". For the three and nine months ended September 30, 2001, comprehensive income (loss) was $(2.5) million and $4.0 million, respectively, compared to net income (loss) of $(2.4) million and $4.1 million, respectively. The difference in the three and nine months ended September 30, 2001, is due to cumulative translation adjustment of approximately $(121,000) and $(20,000), respectively. For the three and nine months ended September 30, 2002, comprehensive loss was $(66.1) million and $(78.9) million, respectively, compared to net loss of $(66.2) million and $(78.9) million, respectively. The difference in the three and nine months ended September 30, 2002, is due to unrealized gains on marketable securities of approximately $48,000 and $32,000 and cumulative translation adjustment of approximately $11,000 and $(26,000), respectively.

(g) NET INCOME (LOSS) PER SHARE

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

The following table sets forth basic and diluted net income (loss) per share computational data for the periods presented (in thousands, except per share data):

                                                FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                 ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                               -----------------------       ----------------------
                                                 2001           2002           2001          2002
                                               --------       --------       --------      --------
Net income (loss) .......................      $ (2,392)      $(66,152)      $  4,058      $(78,860)
                                               --------       --------       --------      --------
Basic weighted average shares outstanding        31,203         34,180         30,850        34,020
Dilutive effect of stock options and
     warrants ...........................          --             --            2,112          --
                                               --------       --------       --------      --------
Diluted shares outstanding ..............        31,203         34,180         32,962        34,020
                                               ========       ========       ========      ========
Basic net income (loss) per share .......      $  (0.08)      $  (1.94)      $   0.13      $  (2.32)
                                               ========       ========       ========      ========
Diluted net income (loss) per share .....      $  (0.08)      $  (1.94)      $   0.12      $  (2.32)
                                               ========       ========       ========      ========

Options to purchase a total of 3.7 million, 3.0 million, 6.4 million and 5.5 million weighted shares outstanding for the three and nine months ended September 30, 2001 and 2002, respectively, were outstanding but were excluded in the computation of diluted EPS because the options are anti-dilutive.

(h) RECENT ACCOUNTING PRONOUNCEMENTS

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

The acquisition discussed in Note 2 was accounted for in accordance with the transition provisions of SFAS No. 141 and No. 142. In connection with the adoption of SFAS No. 142, goodwill will be tested at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We currently operate as a single reporting unit and all of our goodwill is associated with the entire company. A transitional impairment test was performed on January 1, 2002. See Note 2 regarding the impairment of goodwill recorded during the quarter ended September 30, 2002.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the Company on January 1, 2002. SFAS No. 144 addresses accounting and reporting of certain long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means.

The Company adopted SFAS No's. 141, 142 and No. 144 during the first quarter of 2002 without a material impact on its financial position or results of operations. If the Company had accounted for goodwill and other intangibles in accordance with SFAS 142 during the period ended September 30, 2001, the results of operations would not be different from those previously reported.

In November 2001, the Emerging Issues Task Force issued Topic No. D-103 (Topic D-103) relating to the accounting for reimbursements received from customers for the Company's out-of-pocket expenses for the delivery of services. In accordance with Topic D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to the cost of service revenues in the statement of operations to offset the costs incurred. The Company adopted Topic D-103 effective January 1, 2002 and approximately $0.5 million and $1.3 million have been reclassified as revenues from reduction of cost of revenues for the three and nine months ended September 30, 2001, respectively, to comply with this guidance.

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

The Acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141. Accordingly the excess of the purchase price over the fair value of the tangible net liabilities assumed of approximately $71.4 million was allocated to in-process research and development (IPRD), acquired technology and goodwill in the amounts of approximately $3.0 million, $11.0 million and $57.4 million, respectively. Results of operations of DataChannel from the Acquisition Date are included in the Company's consolidated results of operations.

The amount allocated to IPRD of $3.0 million was charged to expense in the fourth quarter of fiscal year 2001. At the Acquisition Date, DataChannel was conducting testing activities associated with the development of next-generation technologies that were expected to address emerging market demands for Enterprise Information Portal solutions. At the acquisition date, the technologies under development were approximately 50% complete based on project duration and costs. DataChannel had spent approximately $1.8 million on the IPRD projects prior to the acquisition date, and expected to spend another $1.9 million to complete these specific research and development activities. As of September 30, 2002, the technologies are 100% complete.

The Company is amortizing the acquired existing technology of approximately $11.0 million over an estimated remaining useful life of three years. Amortization expense on intangible assets other than goodwill was $0.9 million and $2.8 million for the three and nine months ended September 30, 2002, respectively, and has been classified as non-cash cost of software licenses in the accompanying consolidated condensed statements of operations. Amortization expense for the intangible assets other than goodwill is estimated to be approximately $3.7 million for each of the years ended December 31, 2002, 2003 and 2004.

The total goodwill of approximately $57.4 million related to the Acquisition was not amortized in accordance with SFAS No. 142. In lieu of being amortized, goodwill is required to be tested for impairment annually or on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. During the first quarter of 2002, the Company performed a transitional impairment test on goodwill and concluded that there was no impairment as of January 1, 2002. During the third quarter of 2002, the Company determined that the recent significant decline in our stock price as a result of underperformance relative to recent and expected operating results and the overall adverse change in the business climate had resulted in a triggering event that warranted an impairment review in accordance with SFAS No. 142. As a result, the Company tested for impairment based on a two-step approach. The first step was to test for indicators of impairment of goodwill by comparing the fair value of the Company with its carrying value. Since the Company operates as an enterprise-wide reporting unit, it was determined that the market value of the Company represents an approximation of its fair value as of September 30, 2002. Furthermore, it was determined that the fair value of the Company as of September 30, 2002 was less than its carrying value and therefore, an indication of impairment existed. The second step was to measure the amount of the impairment of goodwill. As a result of the second step, we determined that the implied fair value of the goodwill determined using the market capitalization of the Company on September 30, 2002 was lower than its carrying value and therefore, goodwill had been impaired. The Company has recorded a charge of $57.4 million in the third quarter of 2002, classified as impairment charge in the accompanying consolidated condensed statements of operations, to write down goodwill to its implied fair value of zero.

In connection with the Acquisition, the Company initiated an overall integration plan that included the elimination of redundant headcount and facilities. The Company accrued approximately $2.2 million of cost related to the integration plan consisting of approximately $1.8 million of facilities costs and $0.4 million for planned workforce reductions consisting primarily of duplicative general and administrative functions. Approximately $287,000 and $962,000 of these costs were paid during the three and nine months ended September 30, 2002, respectively.

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


                                                 THREE MONTHS               NINE MONTHS
                                                     ENDED                      ENDED
                                                SEPTEMBER 30, 2001       SEPTEMBER 30, 2001
                                                ------------------       ------------------
Revenues ..................................      $     18,593             $     75,386
Net loss ..................................      $     (8,811)            $    (17,593)
Net loss per basic and fully diluted common      $      (0.26)            $      (0.53)
share

NOTE 3:  TENDER OFFERS

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

On August 23, 2002, the Company filed a tender offer statement with the Securities and Exchange Commission in connection with certain stock options outstanding under non-director stock plans (the Offer to Exchange). Under the Offer to Exchange, the Company offered to exchange certain employee options to purchase shares of the Company's common stock for new options to purchase shares of its common stock. The Offer to Exchange, which excluded directors and non-employees of the Company and which expired on September 23, 2002, provided for the grant of new options on two different dates. The Company expects to grant 50% of the new options on or about March 25, 2003 and the remaining 50% on or about April 25, 2003 to employees that are continuously and actively employed from the date the employee tendered eligible options for exchange to the date of the grant of the new options. The number of shares underlying the new options will be equal to the number of shares underlying the cancelled eligible options, except that certain options granted to certain executive officers will be exchanged at a rate of one share underlying a new option for each two shares underlying the tendered options. The exercise price of the new options will be equal to the fair market value of one share of common stock on the date of grant of the new options as determined in accordance with the applicable option plans. Each new option will vest in accordance with a schedule tied to the length of time of an individual's employment with the Company.

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

(b) GEOGRAPHIC INFORMATION

The Company operates in three geographic regions: North America, Europe and Asia Pacific. Revenues (based on the location of the customer) and long-lived assets (including marketable securities) by geographic region are as follows:


                                     FOR THE THREE MONTHS                             FOR THE NINE MONTHS
                                      ENDED SEPTEMBER 30,                              ENDED SEPTEMBER 30,
                              ------------------------------------            ------------------------------------
                                  2001                    2002                    2001                    2002
                              ------------            ------------            ------------            ------------
Revenues:
     North America            $     12,871            $     11,914            $     56,812            $     42,864
     Europe ......                   3,265                   2,403                   8,626                   7,851
     Asia Pacific                    1,048                     861                   3,379                   2,242
                              ------------            ------------            ------------            ------------
     Total .......            $     17,184            $     15,178            $     68,817            $     52,957
                              ============            ============            ============            ============


                              SEPTEMBER 30,           SEPTEMBER 30,
                                 2001                     2002
                              ------------            ------------
Long-Lived Assets:
     North America            $     27,168            $     30,731
     Europe ......                     187                     400
     Asia Pacific                      609                     429
                              ------------            ------------
     Total .......            $     27,964            $     31,560
                              ============            ============


NOTE 5:  NON-RECURRING CHARGES

During the nine months ended September 30, 2002, the Company recorded net restructuring expenses of $689,000 in accordance with Emerging Issues Task Force Issue No. 94-3 and Staff Accounting Bulletin No. 100. These expenses are classified as non-recurring charges in the accompanying condensed consolidated statements of operations.

The Company's restructuring expenses related to severance charges associated with a 10% reduction in workforce and the closing of several sales offices during April 2002. Employees affected by the restructuring were notified both through direct personal contact and by written notification. Approximately, $223,000 and $642,000 of these costs were paid out during the three and nine months ended September 30, 2002, respectively. The remainder is expected to be paid prior to March 31, 2003.

During the nine months ended September 30, 2001, the Company recorded non-recurring charges of approximately of $603,000 primarily related to severance charges associated with an 8% reduction in workforce and a contribution to the James Hayden Memorial Fund established in memory of the Company's former Chief Financial Officer.

NOTE 6:  EMPLOYEE STOCK PURCHASE PLAN

During May 2002, the Company held its Annual Meeting of Stockholders, at which time the stockholders approved the 2002 Employee Stock Purchase Plan and reserved 700,000 shares of common stock for issuance thereunder.

NOTE 7:  RELATED PARTY TRANSACTIONS

The consolidated condensed balance sheets as of December 31, 2001 and September 30, 2002 include $130,000 in loans to an officer of the Company issued in connection with the exercise of stock options in 1996. The loan is reflected as a reduction of stockholders' equity in the accompanying consolidated condensed financial statements. The loan is represented by a full recourse note, is payable upon demand and bears interest at 7% per annum. Prior to May 2002, the note was amended such that it became an unsecured note. The consolidated condensed balance sheet at September 30, 2002 also includes an advance of approximately $17,000 to this officer. The advance is reflected in prepaid and other current assets in the accompanying consolidated condensed financial statements.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

In August 2002, the Company entered into a five-year non-cancellable operating lease for an office building for its Corporate headquarters. The Company anticipates moving to the new facility in March 2003. In connection with the lease agreement, the Company has paid a security deposit in the amount of $760,000 in the form of an irrevocable, unconditional, negotiable letter of credit. This letter of credit is reflected in restricted cash on the accompanying consolidated condensed balance sheets. The Company anticipates that it will expend approximately $913,000 for leasehold improvements to build out the new facility.

The Company has entered into Indemnification Agreements with its non-executive members of the Board of Directors. Additionally, the Company has entered into employment and executive retention agreements with certain employees and executive officers which, among other things, include certain severance and change of control provisions.

NOTE 9:  SUBSEQUENT EVENTS

Due to changing market dynamics and economic factors, during October 2002, the Company announced its decision to focus its efforts and resources on expanding its leadership position in the access control and identity management market. In connection with this decision, the Company has decided not to continue developing, marketing or selling the PortalMinder product on a stand-alone basis. We will continue to use the PortalMinder technology in our other strategic product initiatives. In addition to this strategic decision, the Company also announced changes in its sales and services organization to better leverage the Company's inside sales organization and partner channel.

These decisions resulted in a reduction in workforce of 90 people, representing approximately 20% of the Company's worldwide workforce. These reductions were in the development group associated with the PortalMinder product, as well as in the sales and services departments, predominantly in Europe and Asia, where we continue to experience a weakening economy.

In connection with these decisions, the Company anticipates recording a non-recurring charge of approximately $1.0 million to $1.5 million during the quarter ending December 31, 2002.

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

                                  RECENT EVENT

Due to changing market dynamics and economic factors, during October 2002, the Company announced its decision to focus its efforts and resources on expanding its leadership position in the access control and identity management market. In connection with this decision, the Company has decided not to continue developing, marketing or selling the PortalMinder product on a stand-alone basis. We will continue to use the PortalMinder technology in our other strategic product initiatives. In addition to this strategic decision, the Company also announced changes in its sales and services organization to better leverage the Company's inside sales organization and partner channel.

These decisions resulted in a reduction in workforce of 90 people, representing approximately 20% of the Company's worldwide workforce. These reductions were in the development group associated with the PortalMinder product, as well as in the sales and services departments, predominantly in Europe and Asia, where we continue to experience a weakening economy.

In connection with these decisions, the Company anticipates recording a non-recurring charge of approximately $1.0 million to $1.5 million during the quarter ending December 31, 2002.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

In recent years, we have incurred substantial operating losses. We cannot predict if we will achieve profitability for any substantial period of time. Failure to maintain levels of profitability as expected by investors may adversely affect the market price of our common stock. In the nine months ended September 30, 2002, we had a net loss of $78.9 million. As a result of historical operating losses, as of September 30, 2002, we had an accumulated deficit of approximately $99.3 million.

OUR QUARTERLY RESULTS MAY FLUCTUATE WIDELY.

Our quarterly revenues and operating results are difficult to predict and may continue to fluctuate significantly from quarter to quarter for several reasons, including, but not limited to, the following:

    - customers choosing to delay their purchase commitments or purchase in smaller than expected quantities due to a general slowdown in the economy;

    - market acceptance of our SiteMinder, Delegated Management Services ("DMS"), TransactionMinder and related products;

    -   our success in obtaining follow-on sales to existing customers;

    -   the long sales and deployment cycle of our products;

    - our ability to hire and retain personnel, particularly in development, services and sales and marketing;

    -   the loss of or changes in key management personnel;

    - the release of new versions of SiteMinder, DMS, TransactionMinder or other products;

    -   pricing pressures that result in increased discounts;

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

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO MARKET OUR PRODUCTS AND RELATED SERVICES SUCCESSFULLY.

We currently derive the majority of our total revenues from the sale of SiteMinder software licenses and related products and services. Commercial deployments of SiteMinder products have grown to include not only business-to-business and e-business applications, but large intranet and multi-million user business-to-consumer deployments as well. Broad market acceptance of our products will depend on the development of a market for access control and identity management, usage of our products for software business-to-consumer applications and customer demand for the specific functionality of our products. Market acceptance for our products, and customer demand for the services they provide, may not develop.

In addition, we have recently announced several new product offerings. If we fail to gain market acceptance for these products, it could have a material adverse effect on our business, operating results and financial position.

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

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO ENHANCE OUR PRODUCT LINES AND DEVELOP NEW PRODUCTS.

We believe our success is dependent, in large part, on our ability to enhance and broaden our product lines to meet the evolving needs of both the business-to-business and business-to-consumer markets. We may be unable to respond effectively to technological changes or new industry standards or developments. In the past, we have been forced to delay introduction of several new product versions. Currently, due to industry and economic factors, we have chosen to cease developing, marketing and selling our PortalMinder product on a stand-alone basis. In the future, we could be adversely affected and be at a competitive disadvantage if we incur significant delays or are unsuccessful in enhancing our product lines or developing new products, or if any of our enhancements or new products do not gain market acceptance.

OUR PERFORMANCE DEPENDS ON OUR ABILITY TO OBTAIN FOLLOW-ON SALES.

Customers typically place small initial orders for a Netegrity product installation to allow them to evaluate its performance. Our strategy is to pursue more significant follow-on sales after these initial installations. Our financial performance depends on successful initial deployments of our products that, in turn, lead to follow-on sales. If the initial deployments of our products are not successful, we may be unable to obtain follow-on sales. In addition, even if initial deployments are successful, there can be no assurances that customers will choose to make follow-on purchases, which could have a material adverse effect on our ability to generate revenues.

WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The market for access control and identity management is highly competitive. We expect the level of competition to increase as a result of the anticipated growth of access control and identity management. Our primary competitors include IBM, RSA/Securant, Entrust, OpenNetwork Technology, Oblix and many early-stage companies. In addition, a number of other software companies have indicated that they offer products which may compete with ours. We also face competition from web development professional services organizations. We expect that additional competitors will emerge in the future. Current and potential competitors have established, or may in the future establish, cooperative relationships with third parties to increase the availability of their products to the marketplace. It is possible that current and potential competitors may attempt to hire our highly skilled employees and although we have non-compete agreements in place with most of our employees, they may or may not be enforceable. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Potential competitors may have significantly greater financial, marketing, technical and other competitive resources than we have. If, in the future, a competitor chooses to bundle a competing point product with other applications within a suite, the demand for our products might be substantially reduced. Because of these factors, many of which are out of our control, we may be unable to maintain or enhance our competitive position against current and future competitors.

REGULATIONS OR CONSUMER CONCERNS REGARDING THE USE OF "COOKIES" ON THE INTERNET COULD REDUCE THE EFFECTIVENESS OF OUR SOFTWARE PRODUCTS.

Certain of our products use cookies to support their single sign-on functionality. A cookie is information keyed to a specific user that is stored on the hard drive of the user's computer, typically without the user's knowledge. Cookies are generally removable by the user, and can be refused by the user at the point at which the information would be stored on the user's hard drive. A number of governmental bodies and commentators in the United States and abroad have urged passage of laws limiting or abolishing the use of cookies. The passage of laws limiting or abolishing the use of cookies, or the widespread deletion or refusal of cookies by web site users, could reduce or eliminate the effectiveness of our single sign-on functionality and could reduce market demand for our products.

WE MAY BE UNABLE TO HIRE AND RETAIN SKILLED PERSONNEL.

Qualified personnel are in great demand throughout the software industry. Our success depends, in large part, upon our ability to attract, train, motivate and retain highly skilled employees, particularly software engineers, professional services personnel, sales and marketing personnel and other senior personnel. A change in key management, such as the recent appointment of Thomas Thimot, Vice President of Worldwide Sales and Services, could result in transition and attrition in the affected department. Our failure to attract and retain the highly trained technical personnel that are integral to our product development, professional services and direct sales teams may limit the rate at which we can generate sales and develop new products or product enhancements. This could have a material adverse effect on our business, operating results and financial condition.

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

WE RELY ON THIRD PARTY TECHNOLOGY TO ENHANCE OUR PRODUCTS.

We incorporate into our products software licensed from third-party software companies that enhances and enables the functionality of our product. Third-party software may not continue to be available on commercially reasonable terms or with acceptable levels of support, or at all. Failure to maintain those license arrangements or defects and errors in or infringement claims against those third-party products could delay or impair our ability to develop and sell our products. In addition, often these third party software companies require prepayment of royalties on their products and in the past, we have had to write-off certain of these prepayments when there has been an adverse change in forecasted sales volume.

OUR FAILURE TO EXPAND OUR PARTNER ENABLEMENT MODEL COULD LIMIT OUR ABILITY TO INCREASE OUR PRODUCT SALES.

Our professional services organization and our partner enablement model provide critical support to our customers' installation and deployment of our products. If we fail to adequately develop our partner enablement model, our ability to increase products sales may be limited. In addition, if we cannot adequately support product installations, our customers' use of our products may fail which could harm our reputation and hurt our business.

OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY OPERATING RESULTS.

We have a long sales cycle because we generally need to educate potential customers regarding the use and benefits of our products. The length of our sales cycle varies depending on the size and type of customer contemplating a purchase and whether we have conducted business with a potential customer in the past. In addition, these potential customers frequently need to obtain approvals from multiple decision makers prior to making purchase decisions, a process that has been further lengthened as a result of the current market conditions surrounding IT spending. Our long sales cycle, which can range from several weeks to several months or more, makes it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our revenues and operating results for any particular period.

OUR FAILURE TO EFFECTIVELY MANAGE CHANGES IN THE BUSINESS ENVIRONMENT IN WHICH WE OPERATE COULD HURT OUR BUSINESS.

Our failure to effectively manage changes in the business environment in which we operate could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. Historically, we had experienced a period of rapid growth that placed a significant strain on all of our resources. More recently, based upon economic factors beyond our control, we implemented a reduction in workforce of 48 positions during April 2002 and 90 positions during October 2002. We may experience similar changes in the future. To effectively manage changes in the business environment in which we operate we must maintain and enhance our financial and accounting systems and controls, maintain our ability to retain key personnel, integrate new personnel and manage operations.

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

AS WE CONTINUE TO OPERATE IN INTERNATIONAL MARKETS, WE WILL FACE CONTINUED RISKS TO OUR SUCCESS.

At the current time, we have no plans to expand beyond our current international operations. However, if in the future we decide to expand our international operations, the expansion will require additional resources and management attention, and will subject us to increased regulatory, economic and political risks. We have limited experience in international markets and we cannot be sure that our continued expansion into global markets will be successful. In addition, we will face increased risks in conducting business internationally. These risks could reduce demand for our products and services, increase the prices at which we can sell our products and services, or otherwise have an adverse effect on our operating results. Among the risks we believe are most likely to affect us are:

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

    -   selling under contracts governed by local law;

    - difficulties in managing an organization spread over several countries, including complications arising from cultural, language and time differences that may lengthen sales and implementation cycles;

    -   currency risks, including fluctuations in exchange rates;

    -   political and economic instability;

    - increased use of contractors on a global basis for both professional services and development, that may result in increased cost of services and/or less direct control; and

    - disruption caused by terrorist activities in various regions around the world.

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR PROPRIETARY RIGHTS.

Our success depends to a significant degree upon the protection of our software and other proprietary technology. The unauthorized reproduction or other misappropriation of our proprietary technology could enable third parties to benefit from our technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. We depend upon a combination of patent, trademark, trade secret and copyright laws, license agreements and non-disclosure and other contractual provisions to protect proprietary and distribution rights in our products. In addition, we attempt to protect our proprietary information and the proprietary information of our vendors and partners through confidentiality and/or license agreements with our employees and others. Although we have taken steps to protect our proprietary technology, they may be inadequate and the unauthorized use of our source code could have an adverse effect on our business. Existing trade secret, copyright and trademark laws offer only limited protection. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, even if we were to prevail.

CLAIMS BY OTHER COMPANIES THAT WE INFRINGE THEIR PROPRIETARY TECHNOLOGY COULD HURT OUR FINANCIAL CONDITION.

If we discover that any of our products violate third-party proprietary rights, there can be no assurance that we would be able to reengineer our product or to obtain a license on commercially reasonable terms to continue offering the product without substantial reengineering. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technology environment in which there may be numerous patent applications pending for similar technologies, many of which are confidential when filed. Any claim of infringement, even if invalid, could cause us to incur substantial costs defending against the claim and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. Any of these events could have a material adverse effect on our business, operating results and financial condition.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF OUR PRODUCTS CONTAIN ERRORS.

Software products as complex as ours may contain undetected errors or "bugs" that result in product failures. The occurrence of errors could result in loss of, or delay in, revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, or damage to our efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition. Additionally, we provide technical support to our customers and if customers were dissatisfied with product functionality or performance or response times of our technical support staff, we could lose revenue or be subject to liability for service or warranty costs and claims.

WE COULD INCUR SUBSTANTIAL COSTS RESULTING FROM PRODUCT LIABILITY CLAIMS RELATING TO OUR CUSTOMERS' USE OF OUR PRODUCTS.

Many of the e-business applications supported by our products are critical to the operations of our customers' businesses. Any failure in a customer's web site or application caused or allegedly caused by our products could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we maintain general liability insurance, including coverage for errors and omissions, we cannot be sure that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

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

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

Our stock price, like that of other technology companies, has been extremely volatile. The announcement of new products, services, technological innovations or distribution partners by us or our competitors, quarterly variations in our operating results, changes in revenues or earnings estimates by securities analysts, speculation in the press or investment community and overall economic conditions are among the factors affecting our stock price.

In addition, the stock market in general and the market prices for technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. Recently, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

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

WE MAY LOSE MONEY ON FIXED-PRICE CONSULTING CONTRACTS.

In the future, an increased portion of our services revenues may be derived from fixed-price contracts. We work with complex technologies in compressed time frames and it can be difficult to judge the time and resources necessary to complete a project. If we miscalculate the resources or time we need to complete work under fixed-price contracts, our operating results could be materially harmed. As of September 30, 2002, the Company had no fixed-price contracts.

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

Netegrity's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, bad debts, valuation of long-lived and intangible assets and goodwill and income taxes. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

The Company's revenues have been primarily generated from the sale of perpetual licenses for its proprietary SiteMinder, DMS and PortalMinder products and services. In the future, the Company anticipates generating its revenue primarily from the sale of perpetual licenses for SiteMinder, IdentityMinder, TransactionMinder products and services as well as from new product offerings. The Company generates its services revenue from consulting and training services performed for customers and from maintenance and support. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Management analyzes various factors, including a review of specific transactions, historical experience, creditworthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized.

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

Valuation of Long-Lived Assets and Goodwill

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is required to be tested for impairment annually in lieu of being amortized. Furthermore, we are required to test for impairment of goodwill on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.

The Company will recognize an impairment loss to the extent that the carrying amount of goodwill exceeds its implied fair value. The impairment loss will be recognized in operations.

The acquisition of DataChannel, Inc. on December 14, 2001 was accounted for in accordance with the transition provisions of SFAS No. 141 and No. 142. The Company adopted SFAS No. 142 during the first quarter of 2002 without a material impact on its financial position or results of operations. Under SFAS No. 142, goodwill is not amortized but is reviewed at least annually for impairment. Intangible assets other than goodwill that are not deemed to have indefinite lives are amortized over their useful lives. The annual impairment test will be completed in the fourth quarter of each fiscal year (or more frequently if impairment indicators arise). If the Company had accounted for goodwill and other intangibles in accordance with SFAS 142 during the three and nine months ended September 30, 2001, the results of operations would not be different from those previously reported.

During the third quarter of 2002, the Company determined that the recent significant decline in our stock price as a result of underperformance relative to recent and expected operating results and the overall adverse change in the business climate had resulted in a triggering event that warranted an impairment review in accordance with SFAS No. 142. As a result, the Company tested for impairment based on a two-step approach. The first step was to test for indicators of impairment of goodwill by comparing the fair value of the Company with its carrying value. Since the Company operates as an enterprise-wide reporting unit, it was determined that the market value of the Company represents an approximation of its fair value as of September 30, 2002. Furthermore, it was determined that the fair value of the Company as of September 30, 2002 was less than its carrying value and therefore, an indication of impairment existed. The second step was to measure the amount of the impairment of goodwill. As a result of the second step, we determined that the implied fair value of the goodwill determined using the market capitalization of the Company on September 30, 2002 was lower than its carrying value and therefore, goodwill had been impaired. The Company has recorded a charge of $57.4 million in the third quarter of fiscal 2002, classified as impairment charge in the accompanying consolidated condensed statements of operations, to write down goodwill to its implied fair value of zero.

The Company reviews the valuation of long-lived assets, including property and equipment and capitalized software, under the provision of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". The Company is required to assess the impairment of long-lived assets and certain identifiable intangible assets annually, or on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

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

In accordance with SFAS No. 144, when we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance exists, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 86, when we determine that the carrying value of long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we evaluate whether the unamortized cost exceeds the expected future net realizable value of the products. If the unamortized costs exceed the expected future net realizable value of the products, the excess amount is written off. Changes in judgments on any of these factors could impact the value of the asset.

The Company adopted SFAS No. 144, which addresses accounting and reporting of certain long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means, during the first quarter of fiscal year 2002 without a material impact on its financial position or results of operations.

At September 30, 2002, in conjunction with the impairment review of goodwill, we evaluated the carrying amount of the capitalized software acquired in the DataChannel acquisition in accordance with SFAS No. 86 by comparing the unamortized costs of capitalized software to the expected future net realizable value of the products. We determined that no impairment existed as of September 30, 2002.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a valuation allowance of $65.8 million as of September 30, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

The following table presents statement of operations data as percentages of total revenues for the periods indicated:


                                                               THREE MONTHS                                NINE MONTHS
                                                             ENDED SEPTEMBER 30,                         ENDED SEPTEMBER 30,
                                                        ------------------------------              -----------------------------
                                                           2001                 2002                  2001                 2002
                                                        --------              --------              --------             --------
   STATEMENT OF OPERATIONS DATA:
   Revenues:
     Software licenses .....................                  53%                   43%                   64%                  53%
     Services ..............................                  42                    52                    32                   43
     Other .................................                   5                     5                     4                    4
                                                        --------              --------              --------             --------
        Total revenues .....................                 100                   100                   100                  100
   Cost of revenues:
     Cost of software licenses .............                   1                     5                     2                    3
     Non-cash cost of software licenses ....                  --                     6                    --                    5
     Cost of services ......................                  20                    22                    17                   20
     Cost of other .........................                   3                     3                     2                    3
                                                        --------              --------              --------             --------
        Total cost of revenues .............                  24                    36                    21                   31
                                                        --------              --------              --------             --------
   Gross profit ............................                  76                    64                    79                   69
                                                        --------              --------              --------             --------

   Selling, general and administrative
     expenses...............................                  71                    87                    59                   77
   Research and development expenses .......                  22                    38                    17                   35
   Impairment charges ......................                  --                   378                    --                  108
   Non-recurring charges ...................                   4                    --                     1                    1
                                                        --------              --------              --------             --------
   Income (loss) from operations ...........                 (21)                 (439)                    2                 (152)
   Other income, net .......................                   8                     3                     6                    4
                                                        --------              --------              --------             --------
   Income (loss) before provision for income                 (13)                 (436)                    8                 (148)
     taxes
   Provision for income taxes ..............                  --                    --                     1                   --
                                                        --------              --------              --------             --------
   Net income (loss) .......................                 (13)%                (436)%                   7%                (148)%
                                                        --------              --------              --------             --------


THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

The following discussion reviews the results of operations for the three and nine months ended September 30, 2002 (the "2002 Quarter" and "2002 Period", respectively) compared to the three and nine months ended September 30, 2001 (the "2001 Quarter" and "2001 Period", respectively).

Revenues. Total revenues decreased by $2.0 million or 12%, to $15.2 million in the 2002 Quarter, from $17.2 million in the 2001 Quarter, and by $15.8 million or 23%, to $53.0 million in the 2002 Period, from $68.8 million in the 2001 Period. The decrease was primarily due to decreases in software license revenues for the SiteMinder product, partially offset by an increase in service revenues and the impact of the acquisition of DataChannel in December 2001, which contributed approximately 6% and 7% of total revenues in the 2002 Quarter and 2002 Period, respectively. Additionally, revenues in both Europe and Asia have continued to decline throughout the current year. Overall, we believe that revenue growth will be modest over the next couple of quarters as constraints on IT spending continue. However, we believe that the continued build-out of the leveraged model with our partners and our focus on expanding our leadership position in the access control and identity management market with our new product offerings will help to drive new account acquisition and increase deal size in the future.

Software license revenues decreased by $2.5 million or 28%, to $6.5 million in the 2002 Quarter, from $9.0 million in the 2001 Quarter, and by $16.1 million or 37%, to $27.7 million in the 2002 Period, from $43.8 million in the 2001 Period. The decrease is due to broad based economic weakness, specifically in Europe, and reduced technology spending which resulted in deals being delayed or reduced in size. While the number of new name deals decreased from 50 in the 2001 Quarter to 33 in the 2002 Quarter, the average size of new name deals increased from approximately $102,000 in the 2001 Quarter to approximately $111,000 in the 2002 Quarter. In slight contrast, the number of follow on deals increased from 45 in the 2001 Quarter to 54 in the 2002 Quarter and the average size of follow on deals decreased from approximately $96,000 in the 2001 Quarter to approximately $70,000 in the 2002 Quarter. The primary reason for the decrease in deal size was that customers continue to buy licenses for a smaller number of users.

Services revenues increased by $0.6 million or 8%, to $7.9 million in the 2002 Quarter, from $7.3 million in the 2001 Quarter, and by $0.8 million or 4%, to $23.0 million in the 2002 Period, from $22.2 million in the 2001 Period. The increase is primarily attributable to an increase of $1.8 million and $4.9 million in the 2002 Quarter and the 2002 Period, respectively, in maintenance and support revenue resulting from maintenance renewals by our existing customer base and, to a lesser extent, the impact of the acquisition of DataChannel, which contributed approximately 12% and 2% of services revenues in the 2002 Quarter and 2002 Period, respectively. The increase was partially offset by a decrease of $0.8 million and $4.2 million in the 2002 Quarter and the 2002 Period, respectively, in consulting and training revenue as a result of broad based economic weakness and reduced technology spending. The number of trained billable third party consultants increased from 420 in the 2001 Quarter to 850 in the 2002 Quarter.

Other revenues decreased by $0.1 million or 11%, to $0.8 million in the 2002 Quarter, from $0.9 million in the 2001 Quarter, and by $0.5 million or 18%, to $2.3 million in the 2002 Period, from $2.8 million in the 2001 Period. Other revenues are derived from the Firewall legacy business. This business has declined during the 2002 Period and is not expected to have a significant impact in future periods.

Cost of revenues. Total cost of revenues increased by $1.2 million or 29%, to $5.4 million in the 2002 Quarter, from $4.2 million in the 2001 Quarter, and by $1.3 million or 9%, to $16.5 million in the 2002 Period, from $15.2 million in the 2001 Period. Overall, we believe that the cost of revenues, and particularly the cost of services, will increase over the short term primarily as a result of, (i) the cost of third party software products that enhance and enable our products, and (ii) increased investment in our technical support organization.

Cost of software license revenue increased by $1.5 million or 1,100%, to $1.6 million in the 2002 Quarter from $0.1 million in the 2001 Quarter, and by $2.9 million or 193%, to $4.4 million in the 2002 Period, from $1.5 million in the 2001 Period. This increase is primarily due to the amortization of purchased software recorded in connection with the acquisition of DataChannel of approximately $0.9 million per quarter and a $0.3 million write-off of a prepaid third party royalty arrangement which was entered into during the first quarter of 2002. The write off was recorded because the latest release of the product was no longer dependent on the third party technology.

Cost of services decreased by $0.2 million or 6%, to $3.3 million in the 2002 Quarter, from $3.5 million in the 2001 Quarter, and by $1.3 million or 11%, to $10.7 million in the 2002 Period, from $12.0 million in the 2001 Period. The decrease is primarily due to the leveraging of our system integrator partner relationships. The number of fully trained billable consultants at our affiliated partners increased from 420 in the 2001 Quarter to 850 in the 2002 Quarter. This leveraging allowed us to reduce the headcount in our professional services organization by approximately 20% from September 30, 2001 to September 30, 2002. This decrease was partially offset by increased investment in the technical support organization during the quarter in order to enhance overall customer satisfaction.

Cost of other revenues remained flat at $0.5 million in the 2002 Quarter as compared to the 2001 Quarter, and decreased by $0.3 million or 18%, to $1.4 million in the 2002 Period, from $1.7 million in the 2001 Period. The decrease in the 2002 Period is in relative proportion to the decrease in revenue. Cost of other revenues are not expected to have a significant impact in future periods.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by $1.0 million, or 8%, to $13.3 million in the 2002 Quarter, from $12.3 million in the 2001 Quarter, and by $0.2 million or 1%, to $40.8 million in the 2002 Period, from $40.6 million in the 2001 Period. The increase is primarily attributable to increased salaries and wages associated with a full quarter effect of increasing headcount throughout 2001, increased legal, accounting, facility rent, marketing program and insurance expenses (primarily Directors and Officers insurance premiums) partially offset by reduced commission expenses in connection with decreased license revenue. We will continue to scrutinize all discretionary expenses and evaluate investment reductions in non-strategic programs. In the immediate future, we anticipate selling, general and administration expenses will decrease in future periods as we realize the economic impact of the restructuring initiatives completed in April 2002 and October 2002.

Research and development costs. Research and development costs increased by $1.9 million or 49%, to $5.8 million in the 2002 Quarter, from $3.9 million in the 2001 Quarter, and by $6.4 million or 54%, to $18.3 million in the 2002 Quarter, from $11.9 million in the 2001 Period. The increase was primarily due to the addition of approximately 65 employees (including 40 from the acquisition of DataChannel in the fourth quarter of 2001) and to the increased usage of approximately 50 contractors in India between the 2001 Quarter and the 2002 Quarter and other incremental expenses associated with the research and development of our new product offerings. We recognize that our investment in research and development is required to remain competitive and therefore, expect that research and development expenses may increase in future periods due to the continued development of our products and services.

Impairment charges. Impairment charges increased by $57.4 million or 100%, to $57.4 million in both the 2002 Quarter and the 2002 Period. There were no impairment charges recorded in the 2001 Quarter or 2001 Period. In the 2002 Quarter, we determined that the recent significant decline in our stock price as a result of underperformance relative to recent and expected operating results and the overall adverse change in the business climate had resulted in a triggering event that warranted an impairment review in accordance with SFAS No.
142. As a result, the Company tested for impairment based on a two-step approach. The first step was to test for indicators of impairment of goodwill by comparing the fair value of the Company with its carrying value. Since the Company operates as an enterprise-wide reporting unit, it was determined that the market value of the Company represents an approximation of its fair value as of September 30, 2002. Furthermore, it was determined that the fair value of the Company as of September 30, 2002 was less than its carrying value and therefore, an indication of impairment existed. The second step was to measure the amount of the impairment of goodwill. As a result of the second step, we determined that the implied fair value of the goodwill determined using the market capitalization of the Company on September 30, 2002 was lower than its carrying value and therefore, goodwill had been impaired. The Company has recorded a charge of $57.4 million in the third quarter of fiscal 2002, classified as impairment charge in the accompanying consolidated condensed statements of operations, to write down goodwill to its implied fair value of zero.

Non-recurring charges. Non-recurring charges of $0.7 million during the 2002 Period primarily represent severance charges associated with a 10% reduction in workforce and the closing of several sales offices during April 2002. Non-recurring expenses of $0.6 million during the 2001 Period primarily represent severance charges associated with an 8% reduction in workforce in September 2001 and a contribution to the James Hayden Memorial Fund established in memory of the Company's former Chief Financial Officer. In connection with the decision not to continue developing, marketing or selling the PortalMinder product on a stand-alone basis and changes made in its sales and services organization to better leverage the Company's inside sales organization and partner channel, the Company anticipates recording a non-recurring charge of approximately $1.0 million to $1.5 million during the quarter ending December 31, 2002.

Other income, net. Other income, net which is comprised primarily of interest income earned on the company's cash and marketable securities, decreased by approximately $0.8 million or 62%, to $0.5 million in the 2002 Quarter, from $1.3 million in the 2001 Quarter, and by $2.2 million or 54%, to $1.9 million in the 2002 Period, from $4.1 million in the 2001 Period. The decrease was attributable primarily to a decline in the average cash and marketable securities balances combined with lower average interest rates on such investment balances.

Provision for income taxes. For the 2002 and 2001 Quarters, there was no provision for income taxes due to the Company's loss position for the periods. There was no provision for income taxes in the 2002 Period due to the Company's loss position. In the 2001 Period, the Company recorded a provision for income taxes of approximately $0.6 million. The provision is lower than the statutory rate due to a reduction in the valuation allowance related to federal net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash used for operating activities in the 2002 Period was $14.2 million, primarily due to the net loss for the period, decreases in accrued expenses (including approximately $1.9 million in fees paid in connection with the December 2001 acquisition of DataChannel), and decreases in deferred revenue as a result of lower license sales and maintenance commitments in the third quarter of 2001 coupled with longer approval cycles for maintenance contract renewals in 2002, all of which was partially offset by a decrease in accounts receivable.

Cash provided by investing activities was $1.8 million in the 2002 Period. Investing activities for the period consisted primarily of net sales and maturities of marketable securities of approximately $148.4 million, offset by the purchases of marketable securities of approximately $144.3 million, and the purchase of $1.9 million of equipment, primarily computer related.

Cash provided by financing activities in the 2002 Period was approximately $0.6 million, which primarily related to the exercise of employee stock options.

As of September 30, 2002, our primary financial commitments consisted of obligations outstanding under operating leases. In August 2002, the Company entered into a five year non-cancellable operating lease for an office building for its Corporate headquarters. The Company anticipates moving to the new facility in March 2003. In connection with the lease agreement, the Company has paid a security deposit in the amount of $760,000 in the form of an irrevocable, unconditional, negotiable letter of credit. The Company anticipates that it will expend approximately $913,000 in leasehold improvements to build out the new facility. The Company has entered into Indemnification Agreements with the non-executive members of its Board of Directors. Additionally, the Company has entered into employment and executive retention agreements with certain employees and executive officers which, among other things, include certain severance and change of control provisions.

As of September 30, 2002, we had cash and cash equivalents totaling $14.4 million, short-term marketable securities of $63.4 million and long-term marketable securities of $15.1 million.

In the past, we had experienced a period of rapid growth which resulted in significantly increases our operating expenses. More recently, due to economic conditions beyond our control, we have made considerable efforts to reduce our operating expenses through constrained spending and reductions in workforce. Due to changing market dynamics and economic factors, during October 2002, the Company announced its decision to focus its efforts and resources on expanding its leadership position in the access control and identity management market. In connection with this decision, the Company has decided not to continue developing, marketing or selling the PortalMinder product on a stand-alone basis. We will continue to use the PortalMinder technology in our other strategic product initiatives. In addition to this strategic decision, the Company also announced changes in its sales and services organization to better leverage the Company's inside sales organization and partner channel. These decisions resulted in a reduction in workforce of 90 people, representing approximately 20% of the Company's worldwide workforce. These reductions were in the development group associated with the PortalMinder product, as well as in the sales and services departments, predominantly in Europe and Asia, where we continue to experience a weakening economy. In connection with these decisions, the Company anticipates recording a non-recurring charge of approximately $1.0 million to $1.5 million during the quarter ending December 31, 2002.

 We anticipate that we will continue to scrutinize all discretionary expenses and evaluate investment reductions in non-strategic programs for the foreseeable future and that our operating expenses and capital expenditures will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to our business. We believe that our existing cash and cash equivalents, together with our short-term marketable securities, will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

In the three and nine months ended September 30, 2002, the Company generated approximately 22% and 19%, respectively, of its revenues outside of North America. International sales are typically denominated in U.S. dollars. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Translation gains and losses (amounting to a loss of approximately $70,000 as of September 30, 2002) are deferred and accumulated as a separate component of stockholders' equity (accumulated other comprehensive income
(loss). Net gains and losses resulting from foreign exchange transactions, amounting to a loss of approximately $37,000 for the three months ended September 30, 2002 and a loss of approximately $11,500 for the nine months ended September 30, 2002 are included in other income, net in the accompanying consolidated condensed statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. dollar as of September 30, 2002 would not have a material impact on the Company's results of operations for the three and nine month periods.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. However, due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the three and nine months ended September 30, 2002 would have decreased by less than $0.1 million. This estimate assumes that the decrease occurred on the first day of the quarter and reduced the yield of each investment instrument by 100 basis points. The same 100 basis point change in interest rates would not have a material impact on the fair value of the investment portfolio. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

ITEM 4.  CONTROLS AND PROCEDURES

Within the ninety day period prior to the date of this report, the Company conducted an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer (its principal Executive Officer and principal Financial Officer, respectively) regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange

Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a)   Exhibits

           Exhibit 10.1      Lease Agreement by and between Netegrity, Inc., and
                             Stonybrook Associates, LLC dated August 2002.

           Exhibit 10.2      Offer letter from Netegrity, Inc., to Thomas
                             Thimot, dated September 6, 2002.

           Exhibit 10.3      Indemnification Agreement by and between Netegrity,
                             Inc., a Delaware corporation, and Eric P. Giler, a director of the Corporation.

           Exhibit 10.4      Indemnification Agreement by and between Netegrity,
                             Inc., a Delaware corporation, and Lawrence D.
                             Lenihan, Jr., a director of the Corporation.

           Exhibit 10.5      Indemnification Agreement by and between Netegrity,
                             Inc., a Delaware corporation, and Michael L. Mark, a director of the Corporation.

           Exhibit 10.6      Indemnification Agreement by and between Netegrity,
                             Inc., a Delaware corporation, and Ralph B. Wagner, a director of the Corporation.

           Exhibit 10.7      Consulting Agreement by and between Netegrity, Inc.
                             and Thomas M. Palka.

           Exhibit 10.8      Transition Agreement by and between Netegrity, Inc.
                             and Thomas M. Palka.

           Exhibit 10.9      Executive Retention Agreement by and between
                             Netegrity, Inc. and Barry N. Bycoff

           Exhibit 10.10     Executive Retention Agreement by and between
                             Netegrity, Inc. and Regina O. Sommer

           Exhibit 10.11     Executive Retention Agreement by and between
                             Netegrity, Inc. and Deepak Taneja

           Exhibit 10.12     Executive Retention Agreement by and between
                             Netegrity, Inc. and James Rosen

           Exhibit 10.13     Executive Retention Agreement by and between
                             Netegrity, Inc. and William Bartow

           Exhibit 10.14     Executive Retention Agreement by and between
                             Netegrity, Inc. and Thomas Thimot

           Exhibit 10.15     Executive Retention Agreement by and between
                             Netegrity, Inc. and Scott Sullivan

           Exhibit 10.16     Executive Retention Agreement by and between
                             Netegrity, Inc. and Carmen Parisi

           Exhibit 10.17     Executive Retention Agreement by and between
                             Netegrity, Inc. and Bradley Nelson

           Exhibit 10.18     Executive Retention Agreement by and between
                             Netegrity, Inc. and Mary Jefts

           Exhibit 10.19     Executive Retention Agreement by and between
                             Netegrity, Inc. and Vadim Lander

           Exhibit 10.20     Executive Retention Agreement by and between
                             Netegrity, Inc. and Amit Jasuja

           Exhibit 10.21     Executive Retention Agreement by and between
                             Netegrity, Inc. and Thomas Locke

           Exhibit 10.22     Executive Retention Agreement by and between
                             Netegrity, Inc. and Mary Colette Cooke

           Exhibit 10.23     Executive Retention Agreement by and between
                             Netegrity, Inc. and Geoffrey Charron

           Exhibit 10.24     Executive Retention Agreement by and between
                             Netegrity, Inc. and Michael Hyman

           Exhibit 10.25     Executive Retention Agreement by and between
                             Netegrity, Inc. and Jill Maunder



     (b)      Reports on Form 8-K

              None

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

                                               NETEGRITY, INC.



Date:  October 24, 2002          By:   /s/ Barry N. Bycoff
                                       ----------------------------------
                                           Barry N. Bycoff
                                  President, Chief Executive Officer,
                                  Director and Chairman of the Board




Date:  October 24, 2002          By:    /s/ Regina O. Sommer
                                       ----------------------------------
                                            Regina O. Sommer
                                  Chief Financial Officer and Treasurer
                          (Principal Financial Officer and Principal Accounting
                           Officer)

                                 CERTIFICATIONS

I, Barry N. Bycoff, President and Chief Executive Officer, certify that

     1.  I have reviewed this quarterly report on Form 10-Q of Netegrity, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 24, 2002                      By:     /s/ Barry N. Bycoff
                                                --------------------------------
                                                         Barry N. Bycoff
                                          President and Chief Executive Officer
                                                 (Principal Executive Officer)

                                 CERTIFICATIONS

I, Regina O. Sommer, Chief Financial Officer and Treasurer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Netegrity, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 24, 2002          By:         /s/ Regina O. Sommer
                                    --------------------------------------------
                                                 Regina O. Sommer
                                        Chief Financial Officer and Treasurer
                                  (Principal Financial Officer and Principal
                                                Accounting Officer)

                                 Netegrity, Inc.

                            Certification Pursuant To
                             18 U.S.C. Section 1350,
                             As Adopted Pursuant To
                  Section 906 of the Sarbanes/Oxley Act of 2002

         In connection with the Quarterly Report of Netegrity, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Barry N. Bycoff, President and Chief Executive Officer of the Company, certify, pursuant to
Section 1350 of Chapter 63 of Title 18, United States Code, that this Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  October 24, 2002               By:     /s/ Barry N. Bycoff
                                         ---------------------------------------
                                                  Barry N. Bycoff
                                           President and Chief Executive Officer
                                             (Principal Executive Officer)

                                 Netegrity, Inc.

                            Certification Pursuant To
                             18 U.S.C. Section 1350,
                             As Adopted Pursuant To
                  Section 906 of the Sarbanes/Oxley Act of 2002

         In connection with the Quarterly Report of Netegrity, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Regina O. Sommer, Chief Financial Officer and Treasurer of the Company, certify, pursuant to
Section 1350 of Chapter 63 of Title 18, United States Code, that this Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  October 24, 2002    By:                   /s/ Regina O. Sommer
                              -------------------------------------------------
                                                     Regina O. Sommer
                                          Chief Financial Officer and Treasurer
                                    (Principal Financial Officer and Principal
                                               Accounting Officer)