Form 10-K
period 2002-12-31
NETEGRITY INC
filed 2003-02-13
CIK 840824

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

                  FOR ANNUAL OR TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  [X] Yes     No [ ]

     The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $190,634,555 based on the closing price of the registrant's Common Stock on June 30, 2002 as reported by the NASDAQ National Market ($6.16 per share). As of February 10, 2003, there were 34,311,460 shares of Common Stock outstanding.

                      DOCUMENT INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders for the year ended December 31, 2002, which will be filed with Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2002

                               TABLE OF CONTENTS

                                  PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   11
Executive Officers of Registrant......................................   11

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   13
Item 6.   Selected Financial Data.....................................   14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   15
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   35
Item 8.   Financial Statements and Supplementary Data.................   36
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   64

                                 PART III
Item 10.  Directors and Executive Officers of the Registrant..........   64
Item 11.  Executive Compensation......................................   64
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   64
Item 13.  Certain Relationships and Related Transactions..............   64
Item 14.  Controls and Procedures.....................................   64

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   65

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This report and the documents incorporated in it by reference contain forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," "may," "will" and "continue" or similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. The factors discussed in the sections captioned "Business," "Certain Factors that May Affect Future Results," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the documents incorporated in it by reference identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

     Netegrity, Inc., a Delaware corporation, and its wholly-owned subsidiaries, are referred to throughout this report as "Netegrity", "Company", "we", and "us" or through similar expressions. For financial information about our business, see our consolidated financial statements and the related notes thereto found in
Item 8 of this report. Netegrity(R), SiteMinder(R), IdentityMinder(TM) (formerly Delegated Management Services ("DMS")), PortalMinder(TM) and Transaction Minder(TM) are trademarks or registered trademarks of Netegrity, Inc. All other brand or product names may be trademarks or registered trademarks of their respective owners.

COMPANY OVERVIEW

     We are a leading provider of security software solutions for securing access to corporate assets and for managing and securing the identities of users accessing those assets. Our flexible, standards-based solutions are designed to enable companies to conduct business securely with customers, partners, suppliers and employees across the Internet, intranets and extranets.

     Our products help companies ensure that only the people or business processes that are entitled to access corporate resources and applications access them. Our products enable customers to manage the user population that needs to access those resources and applications. In addition, our products provide a more automated way to grant, modify or revoke account access to applications and resources.

     We are integrating our core products, SiteMinder, IdentityMinder, and TransactionMinder, with our new provisioning technology into an identity and access management solution to provide Web access control and management, user administration, provisioning and de-provisioning of account access. Our solution supports a broad range of technology environments, and aims to ensure that companies optimize their existing information technology investments while incorporating new technologies. We believe that through these solutions, we help companies to address some of the most critical requirements for conducting business securely.

     We also offer various levels of consulting and support services that enable our customers to successfully implement our products in their organizations.

     We were formed as a Delaware corporation in 1986. Our Internet address is www.netegrity.com. We make available free of charge through our Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such materials with the Securities and Exchange Commission.

INDUSTRY BACKGROUND

     As more companies conduct business online, they are realizing that Internet security is not only about keeping users out, but also about securely letting users into their network environments and managing such users access to appropriate business and information resources. Today, many companies accomplish this task by managing user access within individual business applications. This is known as a "silo approach".

     While managing user access at the application level may create user level security, the silo-style security approach is both repetitive and cumbersome to manage. It is also challenging for the user, who is given an "identity" for each application. A user is required to log in to a site multiple times and use multiple user names and passwords for individual applications.

     To reduce costs and compete more effectively, companies are increasing the amount of business they conduct online. As a result, they service a growing number of users. User populations are constantly evolving to accommodate changing customers, partners, suppliers, employees and even automated Web services.

     This creates three management challenges for companies: 1) managing the increasing number of users; 2) managing user entitlement to an increasing number of applications and resources; and 3) managing frequently changing user information. For example, employees may change assignment, requiring access to a different set of enterprise resources. Business partners may change the terms of their relationship with a company entitling them to different discounts or product information. Customers may sign up for a premium support option entitling them to higher priority status. All of these changes require updates to users or resource access rights or entitlements, resulting in increased cost and complexity to manage business online.

     To deal with these challenges, companies require a centralized solution to securely manage users, their identities and entitlements. They also need to provide secure access to corporate applications and resources through the validation of the user and his entitlements. Key requirements for this solution include:

     - Providing companies with a unified view of their relationships with all constituents -- customers, partners, suppliers and employees -- across enterprise applications, both internal and external

     - Creating a single identity for each user to enable him to log-in only once across multiple applications

     - Creating a more streamlined way to manage large populations of users

     - Creating a central place to identify users and verify their entitlements

     - Providing a centralized, more automated way to grant, change or revoke access to applications

     - Providing a record of user entitlement and access history for reporting purposes.

     The security technologies needed to address these problems are access control and management, user administration and provisioning.

THE NETEGRITY SOLUTION

     Our flexible, standards-based solution is designed to enable companies to conduct business securely with customers, partners, suppliers and employees across the Internet, intranets and extranets.

     By using our solutions, companies can ensure that only the people, devices or applications that are entitled to access corporate resources and applications can access them. Our solutions help companies manage the users who need access to those resources and applications as well as the entitlements that are granted to those users.

     Our solutions are designed to address the following three critical needs of conducting business online:

          1.  Web access control and management for users and Web services

          2.  User administration

          3. Provisioning and de-provisioning of access to accounts and resources

     Our individual product lines include SiteMinder, TransactionMinder and IdentityMinder software, as well as provisioning software. We are integrating these products to provide our identity and access management solution. The key benefits that our software provides to companies include:

     - Automating and simplifying management of users and their entitlements across heterogeneous environments. Our solution reduces the number of tasks required to create a new user, set up or provision a user account, modify the user's rights and de-provision a user account if needed. Our solution is designed to run on many of the major platforms used for e-business, including multiple operating system versions, Web servers, directories, application servers and databases.

     - Centralized access and authentication management, reducing IT complexity and cost of administration. Our solution allows administrators to centrally determine the type of authentication required for different applications depending upon the sensitivity of the application data. It also provides for a centralized location for the management and reporting of user access. This centralization simplifies the administrative requirements and increases a company's ability to audit user access.

     - Securing distributed administrative workload with delegated administration. Our solution allows administrative responsibilities to be delegated as needed while maintaining compliance with corporate policies.

     - Reducing help desk contacts by enabling self-service. Our solution allows end users to register for applications and modify their account details themselves, rather than initiating a help desk incident. This reduces the number of help desk incidents resulting from forgotten passwords or the need to update user information.

     - Improving security procedures and auditability. Our solution enables companies to use consistent security procedures across their environment. In addition, by recording which users have access to applications and resources, companies have the ability to audit identity-related security events more easily.

     - Simplifying development of additional applications. Our solution creates a centralized set of access control and management services that can be easily leveraged for additional internal and external applications.

THE NETEGRITY STRATEGY

     Our objective is to strengthen our position as a leading provider of security software solutions for managing and securing users, their identities and access to corporate applications and resources. To achieve this objective we are pursuing the following strategies:

     - Expanding our product lines and offering an integrated identity and access management solution. One of our competitive advantages is our leading position in the Web access control and management market that we achieved with our SiteMinder product. We believe that we can continue to derive revenue from this market. Furthermore, we believe that our expanded product lines, now including IdentityMinder software, TransactionMinder software and our provisioning software, will enable us to sell a broader set of related products to our installed base of approximately 700 customers, as well as to new customers.

      With TransactionMinder software, our new Web services security product, we are one of the few companies to address the emerging need that companies have to securely incorporate and manage Web services in their business environments. We believe that this provides us with the opportunity to sell to customers who are early adopters of Web services.

      Finally, by integrating our product lines, we will be one of the few vendors able to offer a complete identity and access management solution that addresses the complex problem of centralized user access, administration and account provisioning/de-provisioning. This gives us the opportunity to sell the integrated solution or to sell an individual product to address a customer's specific need at a point in time, and then sell the other products in the solution in a follow-on sale.

     - Establishing leadership status for our identity and access management solution and its components. We will work to establish a leadership position for our integrated solution as well as for our individual products. To do this we will continue to develop and expand our product lines and to respond competitively to customer requirements. We will continue to work with leading industry analysts to establish a leading market position for our integrated identity and access management solution as well as for its product components.

     - Continuing to support and incorporate new technologies in key areas of development. Our identity and access management solution, along with our individual products, will continue to support key enterprise applications and new resources that companies need to securely manage. Furthermore, we will continue to support emerging and established technologies and standards that are important to our customers including Web services, Extensible Markup Language (XML) and XML-based standards such as Security Assertion Markup Language (SAML).

     - Leveraging and deepening existing strategic relationships. We have established significant relationships with major global system integrators, including PricewaterhouseCoopers, Deloitte & Touche, Ernst & Young and Accenture. We are working closely with these firms to increase market awareness, expand our distribution capabilities and expand deployment and integration services for our products. We believe that these relationships will enable us to increase penetration into our markets and help to accelerate global customer deployments of our solution.

     - Increasing our penetration in focused geographies. In 2002, we established several relationships to further extend our resale and integration capabilities beyond North America, in order to better serve customers in Europe and Asia. We will work to localize and translate our products to enable further penetration into those markets.

     - Improving customer service. We believe that a company's decision to purchase our products is based, in part, on our ability to provide a high level of customer service and implementation support. As the worldwide demand for our products grows, we continue to invest in and enhance our customer service capabilities. In addition, our relationships with leading systems integration firms enable us to provide a wide range of implementation services to help customers successfully deploy our products.

     - Continuing to evaluate strategic acquisitions. We will continue to evaluate strategic opportunities and potential acquisitions where there is a fit with our strategy. These opportunities may include companies or technologies that broaden our market opportunity and enable us to expand into adjacent areas, or that leverage our current solutions to extend our position in our current markets.

THE NETEGRITY PRODUCTS

     We offer a range of products that are designed to help companies to securely conduct business by centrally managing the users with whom a company does business as well as their accounts and access to company applications and resources. We offer four product lines which include SiteMinder, TransactionMinder, IdentityMinder and our provisioning software. These products deliver access control and management, user administration and provisioning/de-provisioning functionality. We are also integrating these products to provide our identity and access management solution. We currently derive most of our revenue from the SiteMinder product line.

SITEMINDER SOFTWARE

     SiteMinder software enables companies to control user access to Web-based business applications within the enterprise or across multiple partners. SiteMinder software centrally manages user and entitlement information and shares this information across all applications or resources being managed. SiteMinder software includes a rules-based policy engine that enables administrators to define policies that the SiteMinder software will use to deliver shared services such as single sign-on, authentication management, entitlement management, reporting and auditing.

     SiteMinder provides a broad range of benefits including:

     - Centralized control. Centrally managing users and their entitlements eliminates the need for managing redundant "silos" of application security. This greatly reduces the complexity and cost of managing users.

     - High-quality user experience. Single sign-on enables users to log on once to a Web site and access multiple applications thereby increasing customer satisfaction by eliminating the need for multiple log-ons.

     - Personalization based on identity. SiteMinder software delivers personalized identity information to Web applications enabling presentation of user specific content.

     - Enterprise scalability. SiteMinder software has been designed to manage large number of users, applications and resources. Our customers have deployed Web applications with millions of users secured by SiteMinder software.

     - Open platform. SiteMinder software is designed to run on many of the major platforms used for transacting business, including multiple versions of operating systems, Web servers, directories, application servers and databases.

IDENTITYMINDER SOFTWARE

     IdentityMinder software is complementary to our SiteMinder software. It enables companies to manage the identities of large populations of distributed users accessing Web applications protected by SiteMinder. Using IdentityMinder software, companies can manage user profiles, create, modify and change user accounts for access to Active Directory or other directory-based Web applications. With IdentityMinder software companies can establish a delegated and distributed hierarchy of managed organizations, roles, users and groups. Using IdentityMinder's workflow capability, companies can also automate many of their manual user administration tasks.

     Key benefits of IdentityMinder software include:

     - Enabling companies to securely manage users worldwide. IdentityMinder software allows companies to delegate user management to logically and physically distinct business partners while ensuring the security of the supported business system.

     - Reducing costs associated with managing large numbers of users. IdentityMinder software leverages infrastructure using existing directories where user information is stored. This eliminates the need to create new directories. It also enables flexible delegation of user administration thereby reducing information technology workload and staffing requirements. Additionally, it enables users to self-service their profile information or passwords.

     - Enabling auditability. IdentityMinder software also collects and preserves information regarding changes to user profiles. This information is required in most security or privacy related audits.

TRANSACTIONMINDER SOFTWARE

     TransactionMinder software is one of the first products to manage Web services access to business applications and resources, either within the enterprise or across multiple partners. TransactionMinder software is complementary to SiteMinder software -- SiteMinder manages user access while TransactionMinder software manages Web services access. TransactionMinder builds upon our shared-services vision to provide a Web services security platform. It offers centralized, policy based authentication and access management for Web services.

     Key benefits of TransactionMinder software include:

     - Reducing information technology cost and complexity. TransactionMinder software eliminates the need for application specific security for Web services.

     - Enforcing security standards uniformly. TransactionMinder software also enables companies to manage security policies consistently across all application delivery methods -- of which Web services is one.

     - Enabling auditability. TransactionMinder software assists corporate compliance by enabling central auditing of security information related to Web services transactions.

     - Eliminating redundant data stores. TransactionMinder software supports native directories for Web services.

     - Maximizing security. TransactionMinder software uses session management to increase Web services throughput for complex Web service interactions.

     - Enabling a single Web services platform. TransactionMinder software supports both intranet and extranet Web services solutions.

THE NETEGRITY PROVISIONING SOFTWARE

     Our provisioning software allows companies to provide their employees, business partners and customers with access to corporate applications and resources when needed and remove that access when no longer required. By integrating with the existing information technology infrastructure, the provisioning software enables a company to create automated workflows that map business processes to information technology activities using such company's existing business rules and security policies. With this software, user accounts can be automatically established, maintained or terminated in a consistent and timely manner with proper authorizations, audit tracking, and escalation, reducing or eliminating many of the previous error prone manual provisioning and de-provisioning activities.

     Key benefits of our provisioning software include:

     - Enabling automated business changes. Our provisioning software automates business changes (such as the hiring and termination of employees, or changes to business alliances) by mapping those processes to information technology specific activities, such as configuring access to shared network or applications resources.

     - Ensuring efficient implementation. Our provisioning software implements business changes through dynamic workflows that automatically build and initiate a set of manual tasks (such as installing hardware), automated tasks (such as creating user accounts) and escalation procedures (for approvals and task completion).

     - Ensuring quick retrieval of information. Our provisioning software helps ensure that all activities are tracked and recorded in audit logs that can be quickly retrieved.

     - Ensuring timely access to resources. Our provisioning software enables employees and business partners to be more productive by enabling faster access to resources.

     - Ensuring deprovisioning. Our provisioning software helps ensure that former employees and business partners are completely de-provisioned when employment or business relationships end.

     - Improving customer service. By enabling automated workflows and customer self-service, our provisioning software helps to reduce the time required to grant, modify or revoke access to applications and resources.

SERVICES AND SUPPORT

 PROFESSIONAL SERVICES

     Our professional services organization provides consulting and integration services that aid our customers in implementing our products. Our professional services offerings include Web infrastructure planning, application prototyping and integration, custom development of application agents, user administration utilities, and monitoring utilities. We also have relationships with global systems integrators, such as PricewaterhouseCoopers, Deloitte &

Touche, Ernst & Young, and Accenture, who play a major role in deploying our products to customers. These partners also help promote our products.

 TRAINING

     Our worldwide training organization teaches SiteMinder, IdentityMinder, TransactionMinder and provisioning skills to customers, partners, and employees. We offer comprehensive training for our products, and bring our courses to market in parallel with the general release of new products. Our courseware is varied and modular, allowing us to customize a training program to meet the instructional objectives and time constraints of our customers.

 MAINTENANCE AND SUPPORT

     Our technical support organization is headquartered in Waltham, Massachusetts. To ensure the availability of customer service on a 24-hour per day, seven-day per week basis, the Company also operates a technical support center in Kuala Lumpur, Malaysia. We provide a range of services as well as various levels of support for all customer environments. Our technical support centers offer email, fax, Web-based, and telephone access options for our customers. Our technical support organization also offers extended services such as on-site training, installation, and customized service offerings.

ADDITIONAL PRODUCTS AND SERVICES

     In addition to selling and marketing Netegrity's SiteMinder, IdentityMinder, TransactionMinder and provisioning products, we also distribute, on a non-exclusive basis, Check Point Software Technologies Ltd.'s FireWall-1 product. We sell this product directly to end users throughout the United States through a small, dedicated sales organization.

SALES, MARKETING AND DISTRIBUTION

     We directly market our SiteMinder, IdentityMinder, TransactionMinder and provisioning software and services domestically through a field sales organization supported by inside sales representatives. We also indirectly market through strategic partnerships and other third-party relationships with vendors of Internet-related systems and application software, as well as through resellers and systems integrators. As of December 31, 2002, our sales, marketing and customer support organizations consisted of 175 individuals.

     Direct Sales Force. Our direct sales force consists of field sales representatives covering three geographical regions. Our sales organization identifies prospects that have identity and access management plans and requirements. Upon prospect qualification they use a solution-selling approach. Our inside sales representatives qualify, develop and pursue leads generated through a variety of sources. Our field sales group conduct on-site meetings with accounts that have substantial product and service requirements. We market software and services to large, corporate customers in the major vertical markets of the Global 1500 companies and smaller firms that need to protect access to mission-critical information while providing the users of their applications with a personalized, seamless experience. We generally sell to Chief Information Officers, Vice Presidents/Directors of Information Technology Operations, and other people responsible for analyzing and selecting identity and access management solutions.

     Indirect Distribution. One of our strategic initiatives has been to further our relationships with systems integrators and technology partners to increase the leverage of our partner channel. We classify our partners as follows:

     - Systems Integrators. We have established significant partnerships with major global systems integrators who play a major role in deploying the Company's products and who may also recommend our products to prospective customers. We are investing in training our systems integration partners to enhance their effectiveness in integrating and selling our products. As of December 31, 2002, we had trained over 1,000 consultants at partner companies.

     - Alliance Partners and Resellers. Alliance partners license our software and bundle our products into their product offerings. Resellers sell licenses to the Company's products and have played a significant role in the expansion of our distribution network, particularly in Europe and Asia.

     - Technology Partners. Technology partners integrate their product offerings to ensure that they interoperate with our software and bundle our products into their product offerings. We work together with these vendors to provide technical integration of our products. In many cases we also work together on sales and marketing initiatives. There were over 200 members in the Netegrity Technology Partner Program as of December 31, 2002.

     Product Marketing Programs. We engage in a broad range of product marketing activities, including sponsoring seminars for prospective customers, exhibiting at targeted conferences for the technology and investment communities, as well as deploying paper and e-mail based awareness and lead generation activities. We maintain an active public relations program through which we issue press releases that highlight major customer additions, strategic partnerships and new product releases. We develop relationships with industry analysts, and promote coverage of the Company in the trade and business press. We devote significant resources to our Web site to provide product and Company information as well as customer profiles. We continue to enhance our Web site with features, including online presentations and seminar content and customer application success stories. Our product marketing programs are aimed at informing customers of the capabilities and benefits of our solutions and increasing the demand of such solutions across major industry segments. We plan to continue to devote significant resources to marketing our products and brand.

CUSTOMERS

     As of December 31, 2002, we licensed Netegrity software to approximately 700 customers. Our customer base spans multiple industry segments, including financial services, government, manufacturing and telecommunications.

     We operate in one business segment. Our total revenues from customers in the years ended December 31, 2002, 2001 and 2000 were $69.3 million, $88.1 million and $55.2 million, respectively. No single customer, including direct end users or resellers, accounted for more than 10% of our total revenues during the years ended December 31, 2002, 2001 or 2000.

PURCHASING

     The Company purchases the FireWall-1 product directly through Check Point Software Technologies, Ltd. The Company also purchases firewall-related accessory products from various third-party vendors. Additionally, the Company licenses various third party software products to enhance, enable or provide additional functionality to our products. The Company has not experienced any material difficulties or delays in acquiring any of the products that it distributes or licenses.

COMPETITION

     The identity and access management market is new, rapidly evolving and highly competitive. We expect competition to continue to increase both from existing competitors and new market entrants. We believe that our ability to compete depends on many factors both within and beyond our control, including: the performance, reliability, features, price and ease of use of our products as compared to those of our competitors; our ability to secure and maintain key strategic relationships; our ability to expand both our domestic and international sales operations; and the timing and market acceptance of new products and enhancements to existing products developed by us and our competitors.

     Our primary competitor in the identity and access management market is the Tivoli Division of IBM. We also compete against other security companies such as Oblix, RSA, Waveset, Novell and Open Network Technology. In addition, a number of other security and software companies have indicated that they plan to offer products that may compete with our identity and access management solution in the future. Competition may also develop as the market matures and other companies begin to offer similar products, and as our product offerings expand to other segments of the marketplace. Current and potential competitors have established, or may in the future establish, cooperative selling relationships with third parties to increase the distribution of their products to the marketplace. Accordingly, it is possible that new competitors may emerge and acquire significant market share.

     Today, some of our competitors have shorter operating histories, and fewer financial and technical resources than we have. In addition, these smaller competitors have smaller customer bases. Several of our competitors, however, are larger companies who have significant financial resources, well-established development and support teams, and large customer bases. These larger competitors may initiate pricing policies that would make it more difficult for us to maintain our competitive position.

     As new participants enter the identity and access management market, we will face increased competition. Potential competitors may bundle their products in a manner that discourages users from purchasing our products. It is also possible that current and potential competitors may be able to respond more quickly to new or emerging technologies or customer requirements, resulting in increased market share for these companies.

     Our FireWall-1 reseller business competes with companies that offer products competitive with Check Point Software Technologies' FireWall-1 product, including Symantec Technologies, Cisco Systems and Trusted Information Systems. We also compete with other resellers of the FireWall-1 product.

PRODUCT RESEARCH AND DEVELOPMENT

     The market for identity and access management products is characterized by rapid technological change, changes in customer requirements, new product introductions and enhancements, and emerging industry standards. We devote significant time and resources to analyzing and responding to changes in the industry, such as changes in operating systems, application software, security standards, networking software and evolving customer requirements.

     Identity and access management solutions have significant requirements for scalability, reliability, sophisticated security and ease of administration. These demands drive the need for a centralized management model for administrators, a single point of access for users and centralized means of managing users, their access rights and identities. With the growing implementation of standards-based user directories, such as LDAP, and the proliferation of flexible and easy-to-use security products, businesses are able to take advantage of best-of-breed solutions as they deploy business applications across heterogeneous networks. We have made, and expect to continue to make, a substantial investment in research and development. In the years ended December 31, 2002, 2001 and 2000, we spent approximately $22.7 million, $15.8 million, and $9.1 million, respectively (exclusive of approximately $3.0 million of non-recurring acquired in-process research and development in connection with the acquisition of DataChannel in December 2001) or 33%, 18%, and 16% of total revenues on research and development. We will continue our product development efforts for our current products, as well as for next generation products for new markets. As of December 31, 2002, we had 114 employees engaged in research and development activities.

     We believe the future success of the Company depends largely on our ability to enhance and broaden our existing product lines to meet the evolving needs of the market. There can be no assurance that we will be able to respond effectively to technological changes or new industry standards or developments. Our operating results and business could be adversely affected if we were to incur significant delays or be unsuccessful in developing new products or enhancing our existing products, or if any such enhancements or new products do not gain market acceptance. In addition, a number of factors may cause variations in our future operating results including the timing of product introductions and enhancements by us or our competitors, market acceptance of new products, or the delay of customer orders in anticipation of new products.

PROPRIETARY RIGHTS

     Our success and ability to compete are dependent to a significant degree on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and licenses and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose restrictions on the licensee's ability to utilize the software. Finally, we seek to limit disclosure of our intellectual property by requiring employees, consultants and customers with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining a technology leadership position.

     We have filed patent applications on three inventions embodied in the software products that we have developed and that may be useful in the field of identity and access management. There can be no assurance that any of these applications will result in an issued patent.

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

     There can be no assurance that other parties will not claim infringement with respect to our current or future products. We expect that developers of Web-based application software products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into terms marginally acceptable to us. A successful infringement claim against us and our failure or inability to license the infringed rights or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results.

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

EMPLOYEES

     As of December 31, 2002, we had a total of 363 full-time employees, of which 114 were involved in research and development, 175 in sales, marketing and customer support, 36 in consulting and training and 38 in administration and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that our relationships with our employees are good. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense.

ITEM 2.  PROPERTIES

     The Company's current headquarters consist of a leased office suite located at 52 Second Avenue in Waltham, Massachusetts. We occupy 50,345 square feet of space at that location under a lease expiring in March 2003. We also occupy 50,665 square feet of office space in Bellevue, Washington under three separate leases expiring in April 2004. In addition, we lease 4,127 square feet of space to house our technical service center in Kuala Lumpur, Malaysia, under a lease expiring in June 2004. In August 2002, the Company entered into a five year non-cancelable lease for office space for its new corporate headquarters. The Company anticipates moving to the new facility in March 2003. In connection with the lease agreement, the Company delivered an irrevocable, unconditional, negotiable letter of credit in the amount of $760,000 as a security deposit. The Company anticipates that it will spend approximately $1.0 million in leasehold improvements to build out the new facility. As of December 31, 2002, approximately $725,000 had been spent.

     In order to support our field sales and consulting staff, we lease office space domestically in Los Angeles and San Jose, California; Orlando, Florida; Atlanta, Georgia; Chicago, Illinois; Methuen, Massachusetts; New York, New York; Reston, Virginia; and Bellevue, Washington. Internationally, we lease office space in Sydney and Melbourne, Australia; Toronto, Canada; Marlow, England; Helsinki, Finland; Paris, France; Frankfurt and Munich, Germany; Hong Kong, China; Milan, Italy; Tokyo, Japan; Seoul, Korea; Ngee Ann City, Singapore; and Stockholm, Sweden.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Below are the name, age and principal occupations for at least the last five years of our current executive officers. All such persons have been appointed to serve until their successors are appointed or until their earlier resignation or removal.

     BARRY N. BYCOFF, 54 years old, was appointed President and Chief Executive Officer and Director of the Company in April 1993. In November 1999, Mr. Bycoff was also appointed Chairman of the Board.

     REGINA O. SOMMER, 44 years old, joined the Company as Vice President, Chief Financial Officer and Treasurer in December 2001. From 1999 to 2001, she was Vice President and CFO for Revenio, Inc. a privately-held customer relationship management software company. From 1995 to 1999, she served as Senior Vice President and CFO for Open Market, Inc., an Internet infrastructure software company.

     WILLIAM C. BARTOW, 39 years old, joined the Company in October 1999 and presently serves as Vice President of Engineering. From August 1998 to October 1999, he was Vice President of Marketing and Engineering at the internet division of Powersoft Corporation, a subsidiary of Sybase, Inc. Mr. Bartow was employed by Powersoft Corporation as Director of the Power Builder Product Line from July 1996 to July 1998.

     THOMAS THIMOT, 36 years old, joined the Company in September 2002 and presently serves as Vice President Worldwide Sales and Services. From February 2001 to June 2002, he was President and Chief Operating Officer of Enigma, a privately-held provider of support chain solutions. From November 1994 to January 2001, he served in multiple sales and service leadership roles at Oracle where he was most recently area Vice President of Sales for the central U.S. Prior to his tenure at Oracle, Mr. Thimot held management and consulting positions at Price Waterhouse and Accenture.

     STEPHANIE FERADAY, 43 years old, joined the Company in November 2002 and presently serves as Vice President of Marketing. From October 2001 to November 2002, she ran her own strategy consulting firm for emerging technology companies. From September 2000 to October 2001, she served as Executive Vice President of Virtusa, Inc., a privately-held advanced technology services firm. From July 1992 to 1997, she was general manager at Symantec, where she launched their Networking Business Unit, which was acquired by Hewlett Packard in 1997. At Hewlett Packard, she was responsible for developing HP OpenView's business strategy until September 2000.

     JAMES E. ROSEN, 49 years old, is the Company's Vice President of Corporate and Business Development. Mr. Rosen joined the Company as Vice President Marketing in April 1997. From 1995 to 1997, he was Director of Business Alliances at BBN Planet Corporation, an internet services provider, now Genuity.

     DEEPAK TANEJA, 42 years old, joined the Company in January 1998 and presently serves as Chief Technology Officer. From January 1998 until November 2001, Mr. Taneja served the Company as Vice President Engineering and Development. From 1996 to 1998, he was Director of Development for Switchboard, Incorporated, an Internet directory services firm.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the NASDAQ National Market under the symbol "NETE." As of February 10, 2003, there were 190 holders of record of our common stock, some of whom are holders in nominee name for the benefit of different shareholders. The following table sets forth, for the periods indicated, the range of high and low closing prices per share of our common stock, as reported on the NASDAQ National Market during each of the quarters indicated.

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
2001 YEAR
  First Quarter.............................................  $64.13   $24.63
  Second Quarter............................................  $45.03   $17.27
  Third Quarter.............................................  $32.88   $ 8.57
  Fourth Quarter............................................  $20.79   $ 8.20

2002 YEAR
  First Quarter.............................................  $19.50   $11.90
  Second Quarter............................................  $13.70   $ 5.24
  Third Quarter.............................................  $ 2.90   $ 1.99
  Fourth Quarter............................................  $ 4.00   $ 1.52

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

     The following consolidated data includes the results of operations (from the date of acquisition) of the Company's acquisition of DataChannel, Inc., on December 14, 2001. See Note 3 to the Company's consolidated financial statements for further information concerning this acquisition.

     The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to the cost of service revenues in the statement of operations to offset the costs incurred. The Company adopted EITF 01-14 effective January 1, 2002 and reclassified approximately $1.6 million, $1.2 million and $200,000 into revenues from cost of revenues for the years ended December 31, 2001, 2000 and 1999, respectively, to comply with this guidance. There were no reimbursable out-of-pocket expenses in 1998.

                                                         YEARS ENDED DECEMBER 31,
                                             -------------------------------------------------
                                               2002      2001      2000       1999      1998
                                             --------   -------   -------   --------   -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software licenses........................  $ 36,072   $55,314   $37,688   $  7,527   $ 1,483
  Services.................................    30,158    29,199    13,902      2,407       468
  Other....................................     3,034     3,633     3,655      3,008     2,840
                                             --------   -------   -------   --------   -------
     Total revenues........................    69,264    88,146    55,245     12,942     4,791
                                             --------   -------   -------   --------   -------
Cost of revenues:
  Cost of software licenses................     2,071     1,931     2,549        631       203
  Non-cash cost of software licenses.......     5,449       153        --         --        --
  Cost of services.........................    13,664    15,113     8,624      1,423       110
  Cost of other............................     1,827     2,221     2,169      1,620     1,451
                                             --------   -------   -------   --------   -------
     Total cost of revenues................    23,011    19,418    13,342      3,674     1,764
                                             --------   -------   -------   --------   -------
Gross profit...............................    46,253    68,728    41,903      9,268     3,027
Selling, general and administrative
  expenses.................................    52,755    51,989    36,094     16,294     6,630
Research and development expenses..........    22,701    15,791     9,103      3,744     1,991
Acquired in-process research and
  development..............................        --     3,000        --         --        --
Impairment charges.........................    57,374        --        --         --        --
Restructuring and other non-recurring
  expenses.................................     2,080       529        --         --        --
                                             --------   -------   -------   --------   -------
Loss from operations.......................   (88,657)   (2,581)   (3,294)   (10,770)   (5,594)
Other income, net..........................     2,418     4,831     6,103        824       130
                                             --------   -------   -------   --------   -------
Income (loss) before provision for income
  taxes....................................   (86,239)    2,250     2,809     (9,946)   (5,464)
Provision for income taxes.................        70       607        75         --        --
                                             --------   -------   -------   --------   -------
Net income (loss)..........................   (86,309)    1,643     2,734     (9,946)   (5,464)
Recognition of beneficial conversion
  feature and accretion of preferred
  stock....................................        --        --        --        413     2,784
                                             --------   -------   -------   --------   -------
Net income (loss) attributable to common
  stockholders.............................  $(86,309)  $ 1,643   $ 2,734   $(10,359)  $(8,248)
                                             ========   =======   =======   ========   =======
Earnings (loss) per share:
  Basic....................................  $  (2.53)  $  0.05   $  0.09   $  (0.59)  $ (0.59)
  Diluted..................................  $  (2.53)  $  0.05   $  0.08   $  (0.59)  $ (0.59)
                                             ========   =======   =======   ========   =======
Weighted average shares outstanding:
  Basic....................................    34,078    31,076    29,010     17,472    14,043
  Diluted..................................    34,078    32,936    33,407     17,472    14,043

                                                              DECEMBER 31,
                                           ---------------------------------------------------
                                             2002       2001       2000       1999      1998
                                           --------   --------   --------   --------   -------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents................  $ 25,707   $ 29,332   $115,747   $102,879   $ 1,175
Marketable securities....................    61,016     79,734         --         --        --
Working capital..........................    64,740     92,485    112,330    104,435        47
Goodwill.................................        --     57,262         --         --        --
Intangible assets, net...................     5,398     10,846         --         --        --
Total assets.............................   118,362    206,179    138,379    110,970     4,225
Total stockholders' equity (deficit).....    90,758    176,141    117,899    106,434    (3,492)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" appearing in Item 6 of this report and our consolidated financial statements and related notes appearing under Item 8 of this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements, as described under "Special Note Regarding Forward-Looking Statements" above Item 1 of this report.

OVERVIEW

     Netegrity is a leading provider of security software solutions for securing access to corporate assets and for managing and securing the identities of users accessing those assets. Netegrity's flexible, standards-based solutions are designed to enable companies to conduct business securely with customers, partners, suppliers and employees across the Internet, intranets and extranets.

     Netegrity's products help companies ensure that only the people or business processes that are entitled to access corporate resources and applications access them. Netegrity's products enable customers to manage the user population that needs to access those resources and applications. In addition, Netegrity's products provide a more automated way to grant, modify or revoke account access to applications and resources.

     The Company is integrating its core products, SiteMinder, IdentityMinder, and TransactionMinder, with its new provisioning technology into an identity and access management solution to provide Web access control and management, user administration, provisioning and de-provisioning of account access. Netegrity's solution supports a broad range of technology environments, and aims to ensure that companies optimize their existing information technology investments while incorporating new technologies. The Company believes that through these solutions, it helps companies to address some of the most critical requirements for conducting business securely.

     We also offer various levels of consulting and support services that enable our customers to successfully implement our products in their organizations.

     On December 14, 2001, the Company acquired all of the outstanding stock of DataChannel, Inc., a Washington corporation and a provider of enterprise portal solutions. As a result of the acquisition, DataChannel became a wholly-owned subsidiary of the Company. The acquisition was accounted for using the purchase method of accounting. Accordingly, the excess of the purchase price over the fair value of the assumed tangible net liabilities of approximately $71.4 million was allocated to acquired technology, in-process research and development, and goodwill in the amounts of approximately $11.0 million, $3.0 million and $57.4 million, respectively. Subsequently, during the quarter ended September 30, 2002, the Company recorded a charge of $57.4 million classified as an impairment charge in the accompanying consolidated statements of operations, to write down the remaining goodwill to its implied fair value of zero.

      CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

     Netegrity's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable reserves, marketable securities, valuation of long-lived and intangible assets and goodwill, income taxes and stock based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

REVENUE RECOGNITION

     The Company's revenues have been primarily generated from the sale of perpetual licenses for its proprietary SiteMinder and DMS (renamed IdentityMinder in the fourth quarter of 2002) products and services. In the future, the Company anticipates generating its revenue primarily from the sale of perpetual licenses for SiteMinder, IdentityMinder, TransactionMinder and the provisioning products and services, as well as from new product offerings. The Company generates its services revenue from consulting and training services performed for customers and from maintenance and support services. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Management analyzes various factors, including a review of specific transactions, historical experience, credit worthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized.

     We generally license our software products on a perpetual basis. We apply the provisions of Statement of Position No. 97-2, "Software Revenue Recognition," as amended by Statement of Position No. 98-9, "Software Revenue Recognition, with Respect to Certain Transactions," to all transactions involving the sale of software products. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. This policy is applicable to all sales, including sales to resellers and end users. The Company does not offer a right of return on its products.

     For all sales, we use either a binding purchase order or signed license agreement as evidence of an arrangement. For arrangements with multiple obligations (for example, product, undelivered maintenance and support, and training and consulting), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. We defer revenue from the arrangement equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.

     At the time of the transaction, we assess whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of the fee is due after our normal payment terms, which are generally 30 to 90 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due. In addition, we assess whether collection is probable or not based on the credit worthiness of the customer. Initial credit worthiness is assessed through Dun & Bradstreet or similar credit rating agencies. Credit worthiness for follow-on transactions is assessed through a review of the transaction history with the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

ACCOUNTS RECEIVABLE RESERVES

     Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and a general reserve based on the aging of receivables and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of the Company's customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required and could materially impact our financial position and results of operations.

MARKETABLE SECURITIES

     Investments, which primarily consist of debt securities, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board (FASB). Pursuant to the provisions of SFAS No. 115, the Company has classified its investment portfolio as "trading", "available-for-sale" or "held to maturity". "Trading" securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Fair value is based upon quoted market prices. Unrealized gains and losses on trading securities are included in the determination of net earnings. "Available-for-sale" securities include debt securities that are being held for an unspecified period of time and may be used for liquidity or other corporate purposes and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of comprehensive income (loss) in stockholders' equity. "Held to maturity" securities are debt securities that the Company intends to hold to maturity and are recorded at amortized cost. As of December 31, 2002, all of the Company's investments have been classified as available-for-sale.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is required to be tested for impairment annually in lieu of being amortized. Furthermore, goodwill is required to be tested for impairment on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Impairment losses shall be recognized in operations.

     The acquisition of DataChannel, Inc. on December 14, 2001 was accounted for in accordance with the transition provisions of SFAS No. 141 and No. 142. The Company adopted SFAS No. 142 during the first quarter of 2002 without a material impact on its financial position or results of operations. Intangible assets other than goodwill that are not deemed to have indefinite lives are amortized over their useful lives. The Company chose to perform the annual impairment test in the fourth quarter of each fiscal year. If the Company had accounted for goodwill and other intangibles in accordance with SFAS 142 during the years ended December 31, 2001 and 2000, the results of operations would not be materially different from those previously reported.

     During the third quarter of 2002, the Company determined that a significant decline in our stock price as a result of underperformance relative to recent and expected operating results and the overall adverse change in the business climate had resulted in a triggering event that warranted an interim impairment review in accordance with SFAS No. 142. As a result, the Company tested for impairment based on a two-step approach. The first step was to test for indicators of impairment of goodwill by comparing the fair value of the

Company with its carrying value. Since the Company operates as an enterprise-wide reporting unit, it was determined that the market value of the Company represented an approximation of its fair value as of September 30, 2002. Furthermore, it was determined that the fair value of the Company as of September 30, 2002 was less than its carrying value and therefore, an indication of impairment existed. The second step was to measure the amount of the impairment of goodwill. As a result of the second step, we determined that the implied fair value of the goodwill determined using the market capitalization of the Company on September 30, 2002 was lower than its carrying value and therefore, goodwill had been impaired. The Company recorded a charge of $57.4 million in the third quarter of fiscal 2002, classified as impairment charge in the accompanying consolidated statements of operations, to write down goodwill to its implied fair value of zero.

     The Company reviews the valuation of long-lived assets, including property and equipment and capitalized software, under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". The Company is required to assess the recoverability of long-lived assets and purchased software on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an interim impairment review include the following:

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

     In accordance with SFAS No. 144, when we determine that the carrying value of applicable long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we evaluate whether the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of that asset. If such a circumstance exists, we would measure an impairment loss to the extent the carrying amount of the particular long-lived asset or group exceeds its fair value. We would determine the fair value based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 86, when we determine that the carrying value of certain other types of long-lived assets may not be recoverable we evaluate whether the unamortized cost exceeds the expected future net realizable value of the products. If the unamortized costs exceed the expected future net realizable value of the products, the excess amount is written off. Changes in judgments on any of these factors could impact the value of the asset being evaluated.

     The Company adopted SFAS No. 144 during the first quarter of fiscal year 2002 without a material impact on its financial position or results of operations.

     During the fourth quarter of 2002, the Company made the decision to remove certain technology acquired in the DataChannel acquisition from its products. It is expected that the first version of its products that do not include the portal technology will be released in August 2003 and will be the only version sold in the third quarter of 2003. As a result of this decision, the Company determined that there has been a change in the estimated useful life of the acquired technology and therefore it is now appropriate to be amortized over a nine month period starting at the beginning of the fourth quarter (the period during which the change in estimated life was identified). Prior to this change, the acquired technology long-lived asset was being amortized on a straight line basis over three years. Therefore, the quarterly amortization increased from approximately $916,000 in each of the first three quarters of 2002 to approximately $2.7 million in the fourth quarter of 2002. It is currently expected that the acquired technology will be fully amortized at the end of the second quarter of 2003.

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

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a valuation allowance of $75.9 million as of December 31, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

STOCK BASED COMPENSATION

     Netegrity's stock option program is a broad-based, long-term retention program that is intended to contribute to the success of the Company by attracting, retaining and motivating talented employees and to align employee interests with the interests of our existing stockholders. Stock options are typically granted to employees when they first join the Company and typically on an annual basis thereafter. Stock options are also granted when there is a significant change in an employee's responsibilities and, occasionally, to achieve equity within a peer group. The Compensation Committee of the Board of Directors may, however, grant additional options to executive officers and key employees for other reasons. Under the stock option plans, the participants may be granted options to purchase shares of Netegrity stock and substantially all of our employees and directors participate in at least one of our plans. Options issued under these plans generally are granted at fair market value at the date of grant, become exercisable at varying rates, generally over three or four years and generally expire seven to ten years from the date of grant.

     We recognize that stock options dilute existing shareholders and have attempted to control the number of options granted while remaining competitive with our compensation packages. At December 31, 2002, approximately 71% of our stock options had exercise prices in excess of the closing market price on that day.

     All stock option grants are made after a review by, and with the approval of, the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Stock Market. See the "Report of the Compensation Committee" in our 2003 proxy statement for further information regarding the policies and procedures of Netegrity and the Compensation Committee regarding the grant of stock options.

     The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock based compensation.

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2002        2001       2000
                                                              ---------   --------   --------
Net income (loss), as reported..............................  $ (86,309)  $  1,643   $  2,734
Add: Stock-based employee compensation expense included in
  reported net income (loss), net of related tax effects....    (86,431)   (95,688)   (23,552)
                                                              ---------   --------   --------
Pro-forma net loss..........................................  $(172,740)  $(94,045)  $(20,818)
                                                              =========   ========   ========
Earnings (loss) per share:
  Basic -- as reported......................................  $   (2.53)  $   0.05   $   0.09
  Basic -- pro-forma........................................  $   (5.07)  $  (3.03)  $  (0.72)
                                                              =========   ========   ========
  Diluted -- as reported....................................  $   (2.53)  $   0.05   $   0.08
  Diluted -- pro-forma......................................  $   (5.07)  $  (3.03)  $  (0.72)
                                                              =========   ========   ========

     The pro-forma net loss for the years ended December 31, 2002 and 2001 includes the effects of options that were canceled by the Company in connection with the tender offers described in Note 10 to the consolidated financial statements. The remaining unamortized pro-forma compensation expense at the date of cancellation for these options in the amount of approximately $51.9 million and $63.0 million, respectively, is reflected as an expense in these pro-forma amounts.

RESULTS OF OPERATIONS

     The following table presents statement of operations data as percentages of total revenues for the periods indicated:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2002      2001      2000
                                                              ------    ------    ------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software licenses.........................................     52%       63%       68%
  Services..................................................     44        33        25
  Other.....................................................      4         4         7
                                                               ----       ---       ---
     Total revenues.........................................    100       100       100
Cost of revenues:
  Cost of software licenses.................................      3         2         5
  Non-cash cost of software licenses........................      8        --        --
  Cost of services..........................................     20        17        16
  Cost of other.............................................      2         3         4
                                                               ----       ---       ---
     Total cost of revenues.................................     33        22        25
                                                               ----       ---       ---
Gross profit................................................     67        78        75
Selling, general and administrative expenses................     76        58        65
Research and development expenses...........................     33        18        16
Acquired in-process research and development................     --         3        --
Impairment charges..........................................     83        --        --
Restructuring and other non-recurring expenses..............      3         1        --
                                                               ----       ---       ---
Loss from operations........................................   (128)       (2)       (6)
Other income, net...........................................      3         5        11
                                                               ----       ---       ---
Income (loss) before provision for income taxes.............   (125)        3         5
Provision for income taxes..................................     --         1        --
                                                               ----       ---       ---
Net income (loss)...........................................   (125)%       2%        5%
                                                               ====       ===       ===

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Revenues. Total revenues decreased by $18.8 million or 21%, to $69.3 million in the year ended December 31, 2002, from $88.1 million in the year ended December 31, 2001. The decrease was primarily due to decreases in software license revenues for the SiteMinder product, partially offset by an increase in service revenues and the impact of the acquisition of DataChannel in December 2001, which contributed approximately 6% of total revenues in 2002. Additionally, revenues in both Europe and Asia have continued to decline throughout 2002. Overall, we believe that revenue growth will be modest over the next couple of quarters as constraints on technology spending continue. However, we believe that the continued build-out of the leveraged model with our partners and our focus on expanding our leadership position in the identity and access management market with our new product offerings will help to drive new account acquisition and increase deal size in the future.

     Software license revenues decreased by $19.2 million or 35%, to $36.1 million in the year ended December 31, 2002, from $55.3 million in the year ended December 31, 2001. The decrease is due to broad based economic weakness in all geographic regions and reduced technology spending, which resulted in deals being delayed or reduced in size. The number of new name deals decreased from 220 in 2001 to 163 in 2002 and the average size of new name deals decreased from approximately $148,000 in 2001 to approximately $107,000 in 2002. The number of follow-on deals also decreased from 204 in 2001 to 191 in 2002 and the average size of follow-on deals decreased from approximately $204,000 in 2001 to approximately $191,000 in 2002. The primary reason for the decrease in deal size in 2002 was that customers bought licenses for a smaller number of users.

     Services revenues increased by $1.0 million or 3%, to $30.2 million in the year ended December 31, 2002, from $29.2 million in the year ended December 31, 2001. The increase is primarily attributable to an increase of $6.4 million in 2002 in maintenance and support revenue resulting from maintenance renewals by our existing customer base and, to a lesser extent, the impact of the acquisition of DataChannel in December 2001, which contributed approximately 9% of services revenues in 2002. The increase was partially offset by a decrease of $5.5 million in 2002 in consulting and training revenue as a result of (1) broad based economic weakness and decreased technology spending that resulted in a reduction in our customers' need for installation and integration services and
(2) the Company's decision to leverage its partners to provide integration services directly to our customers. In connection with this leveraged model, the cumulative number of third party consultants the Company had trained increased from approximately 590 in 2001 to over 1,000 in 2002.

     Other revenues decreased by $0.6 million or 17%, to $3.0 million in the year ended December 31, 2002, from $3.6 million in the year ended December 31, 2001. Other revenues are derived from the Firewall legacy business. This business has declined in 2002 and is not expected to have a significant impact in future periods.

     Cost of revenues. Total cost of revenues increased by $3.6 million or 19%, to $23.0 million in the year ended December 31, 2002, from $19.4 million in the year ended December 31, 2001. Our cost of revenues includes, among other things, royalties due to third parties for technology included in our products, amortization of acquired software, product fulfillment costs, salaries and related expenses for our consulting, education and technical support services organizations, and the associated cost of training facilities. Overall, we believe that the cost of revenues, and particularly the cost of software licenses, will increase over the short term primarily as a result of (1) the cost of third party software products that enhance and enable additional functionality in our products, (2) increased amortization of acquired technology due to an acceleration of the amortization period of the capitalized software, and (3) increased investment in our technical support organization.

     Total cost of software license revenue, which includes non-cash cost of software licenses, increased by $5.4 million or 257%, to $7.5 million in the year ended December 31, 2002 from $2.1 million in the year ended December 31, 2001. This increase is primarily due to the amortization of purchased software recorded in connection with the acquisition of DataChannel of approximately $5.4 million, partially offset by a decrease in cost of license software in 2002 that is in relative proportion to the decrease in software license revenue. During the fourth quarter of 2002, the Company accounted for a change in accounting estimates to reflect a change in the useful economic life of certain technology acquired in the DataChannel acquisition in December 2001. Prior to this change, the acquired technology long-live asset was being amortized on a straight line basis over three years. As a result of this change, beginning in the fourth quarter of 2002, the acquired technology is being amortized over its current estimated useful life of nine months starting at the beginning of the quarter in which the change in estimated useful life was identified. Therefore, the quarterly amortization increased from approximately $916,000 in each of the first three quarters of 2002 to approximately $2.7 million in the fourth quarter of 2002. It is currently expected that the acquired technology will be fully amortized by the end of the second quarter of 2003.

     Cost of services decreased by $1.4 million or 9%, to $13.7 million in the year ended December 31, 2002, from $15.1 million in the year ended December 31, 2001. The decrease is primarily due to the leveraging of our system integrator partner relationships. The cumulative number of consultants we have trained at our affiliated partners increased from approximately 590 in 2001 to over 1,000 in 2002. This leveraging allowed us to reduce the headcount in our professional services organization by over 50% from December 31, 2001 to December 31, 2002. This decrease was partially offset by increased investment in the technical support organization during 2002 in order to enhance overall customer satisfaction.

     Cost of other revenues decreased by $0.4 million or 18%, to $1.8 million in the year ended December 31, 2002 from $2.2 million in the year ended December 31, 2001. The decrease in cost of other revenues in 2002 is in relative proportion to the decrease in revenue in 2002. Cost of other revenues is not expected to have a significant impact in future periods.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $0.8 million, or 1%, to $52.8 million in the year ended December 31, 2002 from $52.0 million in the year ended December 31, 2001. Selling, general and administrative expenses consist primarily of salaries and other related costs for selling, administrative and marketing personnel, sales commissions, travel, legal and accounting services, public relations, marketing materials, trade shows and certain facilities-related expenses. The increase is primarily attributable to increased salaries and wages associated with the DataChannel acquisition, increased legal expenses, consulting and accounting fees, marketing program costs and insurance expenses (primarily directors and officer's insurance premiums) and facility rent and depreciation expense primarily related to office space and fixed assets acquired from DataChannel. These increases were partially offset by reduced compensation and bonus expenses and as a result of recording reduced bad debt expense in 2002. The reduction in bad debt expense was primarily due to improved credit reviews, strong cash collections and fewer write-offs than anticipated. We will continue to scrutinize all discretionary expenses and evaluate reductions in non-strategic programs. In the immediate future, we anticipate selling, general and administrative expenses will decrease slightly as we realize the economic impact of the restructuring initiatives completed during 2002.

     Research and development costs. Research and development costs increased by $6.9 million or 44%, to $22.7 million in the year ended December 31, 2002, from $15.8 million in the year ended December 31, 2001. Research and development expenses consist primarily of personnel and outside contractor costs to support product development. The increase was primarily due to the addition of approximately 65 employees (including 40 from the acquisition of DataChannel in the fourth quarter of 2001), the increased use of approximately 22 contractors in India between 2001 and 2002 and other incremental expenses associated with the research and development of our new product offerings which were released for general availability during the fourth quarter of 2002. The increase was partially offset by the reduction of approximately 35 employees during 2002, primarily as a result of the Company's decision in the fourth quarter to stop developing, marketing or selling its portal product. We believe that our investment in research and development is required to remain competitive and therefore, expect that research and development expenses may increase in future periods due to the continued development of our products and services.

     Impairment charges. Impairment charges recorded in the year ended December 31, 2002 were $57.4 million. There were no impairment charges recorded in the year ended December 31, 2001. In the third quarter of 2002, management determined that a significant decline in our stock price as a result of underperformance relative to recent and expected operating results and the overall adverse change in the business climate had resulted in a triggering event that warranted an interim impairment review in accordance with SFAS No.
142. As a result, the Company tested for impairment based on a two-step approach. The first step was to test for indicators of impairment of goodwill by comparing the fair value of the Company with its carrying value. Since the Company operates as an enterprise-wide reporting unit, it was determined that the market value of the Company represents an approximation of its fair value as of September 30, 2002. Furthermore, it was determined that the fair value of the Company as of September 30, 2002 was less than its carrying value and therefore, an indication of impairment existed. The second step was to measure the amount of the impairment of goodwill. As a result of the second step, we determined that the implied fair value of the goodwill determined using the market capitalization of the Company on September 30, 2002 was lower than its carrying value and therefore, goodwill had been impaired. The Company has recorded a charge of $57.4 million in the third quarter of fiscal 2002, classified as impairment charge in the consolidated statements of operations, to write down goodwill to its implied fair value of zero.

     Acquired in-process research and development. In the year ended December 31, 2001, we recorded non-recurring charges of $3.0 million or 3% of total revenue for acquired in-process research and development resulting from the acquisition of DataChannel. This amount was expensed on the date of acquisition because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development. Such charges may cause fluctuations in our quarterly and annual operating results.

     Restructuring and other non-recurring expenses. In the year ended December 31, 2002, the Company, as a result of changing market dynamics and economic factors, reduced its workforce through restructurings by approximately 138 positions, or 32%. The reductions in workforce were primarily in the development group as well as in the sales and services departments, both domestically and internationally. The majority of the reductions in the development group were concurrent with the Company's decision to stop developing, marketing or selling its portal product. As a result of the restructurings, the Company recorded restructuring charges, which related primarily to severance payments and the closing of several sales offices, of approximately $2.1 million during the year ended December 31, 2002. Approximately $1.3 million was paid as of December 31, 2002. The remainder is expected to be paid prior to March 31, 2003.

     During 2001, the Company reduced its workforce by approximately 8% in order to reduce expenses and realign its cost structure. The reductions in workforce were primarily in the sales, development and general and administrative groups. The Company recorded a charge of $303,000 during the year ended December 31, 2001, for severance payments and the consolidation of excess facilities. Additionally, the Company recorded non-recurring charges of $226,000 during the year ended December 31, 2001 primarily attributable to a contribution to the James Hayden Memorial Fund, established in the memory of the Company's former Chief Financial Officer, and the acceleration of 15,300 of his options that would have vested by December 31, 2001.

     Other income. Other income decreased by approximately $2.4 million, or 50%, to $2.4 million in the year ended December 31, 2002, from $4.8 million in the year ended December 31, 2001. This decrease was primarily attributable to declines in the both the balances of and interest rates for cash and cash equivalents and marketable securities.

     Provision for income taxes. Provision for income taxes for the year ended December 31, 2002 was approximately $70,000 compared with a provision of approximately $607,000 for the year ended December 31, 2001. This decrease relates to federal alternative minimum taxes, and larger state taxes and foreign taxes in 2001. The provision for the year ended December 31, 2002 differs from the expected tax rate due to nondeductible goodwill impairment and an increase in the Company's valuation allowance. As of December 31, 2002, we had a deferred tax asset related to net operating loss carryforwards of approximately $70.8 million, against which a full valuation allowance has been provided, available for federal purposes to reduce future taxable income expiring on various dates through 2022. Of the $177.0 million of net operating loss carryforwards, $98.2 million is attributable to tax deductions relating to stock options and $53.5 million is related to the acquisition of DataChannel. The benefit of the stock option deductions included in the net operating loss carryforward will be credited to additional paid-in capital when realized or recognized. The benefit of the acquired net operating loss carryforward will first reduce non-current intangible assets and the remaining will be recorded to reduce income tax expense. The acquired loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382 of approximately $3.1 million. Under the Tax

Reform Act of 1986, the utilization of a corporation's net operating loss carryforward is limited following a greater than 50% change in ownership over a three-year period. As of December 31, 2002, no change in ownership has occurred, although such a change can occur in a future period. If a change occurs, it could substantially limit the utilization of the loss carryforwards of the Company.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Revenues. Total revenues increased by $32.9 million, or 60%, to $88.1 million in the year ended December 31, 2001, from $55.2 million in the year ended December 31, 2000.

     Software license revenues increased by $17.6 million, or 47%, to $55.3 million in the year ended December 31, 2001, from $37.7 million in the year ended December 31, 2000. This increase was due to the continued increase in market awareness and the acceptance of the SiteMinder product, the expansion of our sales organization and the leveraging of our strategic partner relationships. For the year ended December 31, 2001, the Company added 220 new SiteMinder software customers.

     Service revenues increased by $15.3 million, or 110%, to $29.2 million in the year ended December 31, 2001, from $13.9 million in the year ended December 31, 2000. This increase was attributable to maintenance and services arrangements for a growing customer base coupled with increasing demand to provide installation and integration services for our new customers.

     Other revenues remained relatively unchanged at $3.7 million for the year ended December 31, 2001 compared to the year ended December 31, 2000.

     Cost of revenues. Total cost of revenues increased by $6.1 million or 46%, to $19.4 million in the year ended December 31, 2001, from $13.3 million in the year ended December 31, 2000.

     Cost of software licenses decreased by $0.4 million, or 16%, to $2.1 million in the year ended December 31, 2001 from $2.5 million in the year ended December 31, 2000. The decrease was primarily due to favorable revisions of royalty contracts with third-party licensors slightly offset by increases in amortization on acquired software.

     Cost of services increased by $6.5 million or 76%, to $15.1 million in the year ended December 31, 2001 from $8.6 million in the year ended December 31, 2000. The increase was primarily due to increases in payroll and related personnel expenses for our consulting and training organizations as a result of increased SiteMinder service revenues. During 2001, the Company opened a technical service center in Kuala Lumpur, Malaysia.

     Cost of other revenue remained relatively unchanged at $2.2 million in the year ended December 31, 2001 compared to the year ended December 31, 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by $15.9 million, or 44%, to $52.0 million in the year ended December 31, 2001, from $36.1 million in the year ended December 31, 2000. This increase was attributable to several factors. Approximately $8.1 million (including $1.0 million related to the DataChannel acquisition), or 51%, of this increase relates to increased payroll and related costs including the addition of approximately 42 employees in the sales and marketing organization of the Company during 2001 and the full-year effect of approximately 33 employees hired during the second half of fiscal year 2000 and $1.0 million, or 6%, in costs for additional administrative support personnel. Approximately $2.9 million, or 18%, of the increase relates to increased costs for promotional initiatives including attendance at trade shows, advertising, public relations and related printing and postage expenses. Approximately $2.0 million, or 13%, of the increase relates to increases in rent, telephone and travel related expenses primarily attributable to adding sales and marketing personnel and the opening of additional sales offices in the Pacific Rim and Europe. Approximately $1.5 million, or 9%, of the increase relates to increases in depreciation and amortization connected with the Company's growth.

     Research and development expenses. Research and development expenses increased by $6.7 million, or 73%, to $15.8 million in the year ended December 31, 2001, from $9.1 million in the year ended December 31,

2000. Approximately $5.2 million, or 78%, of this increase was related to the addition of approximately 70 employees (including 40 related to the DataChannel acquisition) in the research and development organization during 2001 and the full-year effect of approximately 19 employees hired during the second half of fiscal year 2000 to support continued development of SiteMinder, DMS and other related products. The remaining increase relates to increased general expenses in support of the additional head count added to research and development for the year ended December 31, 2001.

     Acquired in-process research and development. In the year ended December 31, 2001, we recorded non-recurring charges of $3.0 million or 3% of total revenue for acquired in-process research and development resulting from the acquisition of DataChannel. This amount was expensed on the date of acquisition because the acquired technology had not yet reached technological feasibility and had no future alternative uses.

     Restructuring and other non-recurring expenses. In the year ended December 31, 2001, we recorded other non-recurring charges of approximately $529,000 or less than 1% of total revenue for expenses associated with the Company's restructuring plan and other non-recurring expenses.

     Other income. Other income decreased by approximately $1.3 million, or 21%, to $4.8 million in the year ended December 31, 2001, from $6.1 million in the year ended December 31, 2000. This decrease was primarily attributable to declines in interest rates for cash and cash equivalents and marketable securities coupled with larger foreign currency translation losses during the year ended December 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities for the year ended December 31, 2002 was $19.5 million, primarily due to a net loss of $86.3 million, a decrease in accrued expenses (including approximately $1.9 million in payments made in connection with the December 2001 acquisition of DataChannel), and a decrease in accrued compensation and benefits, offset by non-cash charges for depreciation, amortization and impairment of $67.5 million, a decrease in accounts receivable and an increase in deferred revenue.

     Cash provided by investing activities was $15.1 million for the year ended December 31, 2002. Investing activities for the year consisted primarily of net sales and maturities of marketable securities of approximately $181.5 million, offset by the purchases of marketable securities of approximately $162.9 million, and the purchase of approximately $3.1 million of property and equipment, primarily computer related, and leasehold improvements for the new corporate headquarters.

     Cash provided by financing activities in the year ended December 31, 2002 was approximately $776,000, primarily related to the exercise of stock options and issuance of shares in connection with the employee stock purchase plan.

     As of December 31, 2002, our primary financial commitments consisted of obligations outstanding under operating leases as well as potential royalty payments to certain system integrators.

     The Company has commitments that expire at various times through 2010. Operating leases shown below are primarily for facility costs for the Company's corporate headquarters and world-wide sales offices. Other contractual obligations primarily consist of minimum royalty fees payable by the Company in connection with a software license and distribution agreement which the Company entered into in January 2003.

                                                                        OTHER
                                                         OPERATING   CONTRACTUAL
YEARS ENDING DECEMBER 31,                                 LEASES     OBLIGATIONS    TOTAL
-------------------------                                ---------   -----------   -------
2003...................................................   $ 4,626      $1,000      $ 5,626
2004...................................................     2,380       1,400        3,780
2005...................................................     1,788       1,600        3,388
2006...................................................     1,734          --        1,734
2006...................................................     1,734          --        1,734
Thereafter.............................................       632          --          632
                                                          -------      ------      -------
                                                          $12,894      $4,000      $16,894
                                                          =======      ======      =======

     Included in the operating lease commitments above is approximately $1.1 million related to excess facilities which have been accrued in purchase accounting.

     In April 2002, the Company entered into an agreement with a system integrator to assist the Company in the development and launch of one of its products. Under the terms of the agreement, for consideration of the system integrator's time in assisting with the development of the product, the Company agreed to promote the system integrator as an integrator of the developed product. The Company's obligation under the agreement will be considered satisfied once the system integrator receives consulting revenues totaling approximately $3.9 million from the Company's customers, or by April 2004, whichever occurs first. In the event that the Company recommends a competitor of the system integrator to perform the integration work for a customer, the Company could potentially owe a royalty to the system integrator based on the net license fee. As of December 31, 2002 no royalties were due under this agreement to the system integrator.

     In August 2002, the Company entered into a five year non-cancelable operating lease for an office building for its corporate headquarters. The Company anticipates moving to the new facility in March 2003. In connection with the lease agreement, the Company delivered an irrevocable, unconditional, negotiable letter of credit in the amount of $760,000 as a security deposit. The Company anticipates that it will spend approximately $1.0 million in leasehold improvements to build out the new facility. As of December 31, 2002, approximately $725,000 had been spent.

     The Company has entered into indemnification agreements with the non-employee members of its Board of Directors. Additionally, the Company has entered into employment and executive retention agreements with certain employees and executive officers which, among other things, include certain severance and change of control provisions.

     Under the terms of the Company's standard software license contracts, the Company indemnifies its customers for the potential liability associated with the infringement of other parties' technology based upon the Company's software products. There is a possibility that the Company may be liable to its customers in the event that there is infringement occurring. The Company is not aware of any infringement related to the Company's technology, and therefore has not accrued any amounts for the replacement or refund of any software products sold through December 31, 2002.

     In January 2003, the Company entered into a software license and distribution agreement under which the Company was granted the right to sublicense the use of a provisioning application software program. In addition, the Company was granted certain rights to integrate or combine the software into its existing products. In exchange for these rights, the Company has agreed to pay a quarterly royalty fee based on a percentage of the net license fees charged by Netegrity for the software. The minimum royalty fees due in the first, second and third years of the agreement are approximately $1.0 million, $1.4 million and $1.6 million. The initial term of this agreement is three years.

     As of December 31, 2002, we had cash and cash equivalents totaling $25.7 million, short-term marketable securities of approximately $48.4 million and working capital of $64.7 million.

     Any increase or decrease in our accounts receivable balance and accounts receivable days outstanding (calculated as net accounts receivable divided by revenue per day) will affect our cash flow from operations and liquidity. Our accounts receivable and accounts receivable days outstanding may increase due to changes in factors such as the timing of when sales are invoiced and length of customer's payment cycle. We also record deferred maintenance billings as accounts receivable, and the timing of these billings affects the accounts receivable days outstanding. Historically, international and indirect customers pay at a slower rate than domestic and direct customers. An increase in revenue generated from international and indirect customers may increase our accounts receivable days outstanding and accounts receivable balance. Due to the current economic climate, we may observe an increase in the length of our customers' payment cycle. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and will be subject to greater general credit risks.

     In the past, we experienced a period of rapid growth which resulted in significant increases in our operating expenses. More recently, due to economic conditions beyond our control, we have made considerable efforts to reduce our operating expenses through constrained spending and reductions in workforce. We anticipate that we will realize a reduction in our operating expenses in the immediate future as we experience the benefits of the reductions in force, the changes in facilities and continued cost containment efforts. While we anticipate that our operating expenses and capital expenditures will constitute a material use of our cash resources, we may also utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to our business. We believe that our existing cash and cash equivalent balances together with our marketable securities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

RELATED PARTY TRANSACTIONS

  LOAN TO OFFICER

     The consolidated balance sheets as of December 31, 2002 and 2001 include $116,000 and $130,000, respectively, in loans to an officer of the Company issued in connection with the exercise of stock options in 1996. The loan is reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheets statements. The loan is payable upon demand and bears interest at 7% per annum. The loan was originally represented by a secured note however, in May 2002, the note was amended such that it became a full recourse note. During the fourth quarter of 2002, the officer repaid approximately $14,000 of the loan balance and repaid an advance made during 2002 of approximately $17,000.

  MARKETING SERVICES

     During the years ended December 31, 2002, 2001 and 2000, the Company paid approximately $125,000, $68,000, and $15,000 respectively, to a company for marketing services. The principal shareholder of such company, is the son-in-law of one of the members of our Board of Directors. The Company has similar arrangements with other marketing services firms and believes the arrangement was entered into on substantially the same terms and conditions as its arrangements with such other firms.

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

     The acquisition discussed in Note 2 to the consolidated financial statements included in this report was accounted for in accordance with the transition provisions of SFAS No. 141 and No. 142. In connection with the adoption of SFAS No. 142, goodwill will be tested at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We currently operate as a single reporting unit and all of our goodwill is associated with the entire company. A transitional impairment test was performed on January 1, 2002. See Note 2 to the consolidated financial statements regarding the impairment of goodwill recorded during the quarter ended September 30, 2002.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the Company on January 1, 2002. SFAS No. 144 addresses accounting and reporting of certain long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means.

     The Company adopted SFAS No's. 141, 142 and No. 144 during the first quarter of 2002 without a material impact on its financial position or results of operations. If the Company had accounted for goodwill and other intangibles in accordance with SFAS 142 during the period ended September 30, 2001, the results of operations would not be materially different from those previously reported.

     In November 2001, the Emerging Issues Task Force issued Topic No. D-103 (Topic D-103), subsequently recharacterized as EITF 01-14, relating to the accounting for reimbursements received from customers for the Company's out-of-pocket expenses for the delivery of services. In accordance with EITF 01-14, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to the cost of service revenues in the statement of operations to offset the costs incurred. The Company adopted EITF 01-14 effective January 1, 2002 and reclassified approximately $1.6 million, $1.2 million and $200,000 into revenues from cost of revenues for the years ended December 31, 2001, 2000 and 1999, respectively, to comply with this guidance.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for restructuring activities commencing after December 31, 2002. We do not believe that the impact of adopting SFAS No. 146 will have a material impact on the consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on the Company's financial position and results of operations.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In that context, the discussion in this item and other portions of this report contain forward-looking statements that involve certain degrees of risk and uncertainty, including statements relating to our business, liquidity and capital resources. Except for the historical information contained herein, the matters discussed in this section are such forward-looking statements that involve risks and uncertainties, including:

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

     In recent years, we have incurred substantial operating losses. We cannot predict if we will achieve profitability for any substantial period of time. To achieve and sustain operating profitability on a quarterly and annual basis, we will need to increase our revenues significantly, particularly our license revenues. Failure to maintain levels of profitability as expected by investors may adversely affect the market price of our common stock. In the year ended December 31, 2002, we had a net loss of $86.3 million and an accumulated deficit of approximately $106.7 million as of December 31, 2002.

OUR QUARTERLY RESULTS MAY FLUCTUATE WIDELY.

     Our quarterly revenues and operating results are difficult to predict and may continue to fluctuate significantly from quarter to quarter for several reasons, including, but not limited to, the following:

     - customers choosing to delay their purchase commitments or purchase in smaller than expected quantities due to a general slowdown in the economy or in anticipation of the introduction of new products by us or our competitors;

     - market acceptance of our SiteMinder, IdentityMinder, TransactionMinder, provisioning products and related products;

     - our success in obtaining follow-on sales to existing customers;

     - the long sales and deployment cycle of our products;

     - our ability to hire and retain personnel, particularly in development, services and sales and marketing;

     - the loss of or changes in key management personnel;

     - the timing of the release of new versions of SiteMinder, IdentityMinder, TransactionMinder, provisioning products or other products;

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

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO MARKET OUR PRODUCTS AND RELATED SERVICES SUCCESSFULLY.

     To date, we have derived the majority of our total revenues from the sale of SiteMinder software licenses and related products and services. Commercial deployments of SiteMinder products have grown to include not only large intranet and multi-million user business-to-consumer deployments, but business-to-business and e-business applications as well. Broad market acceptance of our products will depend on the development of a market for identity and access management, usage of our products for software business-to-consumer, business-to-business and e-business applications and customer demand for the specific functionality of our products. Market acceptance for our products, and customer demand for the services they provide, may not develop.

     In addition, we have recently released several new product offerings. If we fail to gain market acceptance for these products, it could have a material adverse effect on our business, operating results and financial position.

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

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO ENHANCE OUR PRODUCT LINES AND DEVELOP NEW PRODUCTS.

     We believe our success is dependent, in large part, on our ability to enhance and broaden our product lines to meet the evolving needs of both the business-to-business and business-to-consumer markets. We may be unable to respond effectively to technological changes or new industry standards or developments. Although we recently released two new products on time, product development cycles are unpredictable and in the past, we have delayed the introduction of several new product versions due to delays in development of these versions. In the future, we could be adversely affected and be at a competitive disadvantage if we incur significant delays or are unsuccessful in enhancing our product lines or developing new products, or if any of our enhancements or new products do not gain market acceptance.

OUR PERFORMANCE DEPENDS ON OUR ABILITY TO WIN BUSINESS AND OBTAIN FOLLOW-ON SALES IN PROFITABLE SEGMENTS.

     Customers typically place small initial orders for a Netegrity product installation to allow them to evaluate its performance. A key element of our strategy is to pursue more significant follow-on sales after these initial installations. Our financial performance depends on successful initial deployments of our products that, in turn, lead to follow-on sales. If the initial deployments of our products are not successful, we may be unable to obtain follow-on sales. In addition, even if initial deployments are successful, there can be no assurances that customers will choose to make follow-on purchases, which could have a material adverse effect on our ability to generate revenues.

WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

     The market for identity and access management is highly competitive. We expect the level of competition to increase as a result of the anticipated growth of the identity and access management markets. Our primary competitor in the identity and access management market is the Tivoli Division of IBM. We also compete against traditional security companies such as Oblix, RSA, Novell, Waveset and Open Network Technology. In addition, a number of other security and software companies have indicated that they plan to offer products that may compete with our identity and access management solution in the future. Competition may also develop as the market matures and other companies begin to offer similar products, and as our product offerings expand to other segments of the marketplace. We also face competition from Web development professional services organizations. We expect that additional competitors will emerge in the future. Current and potential competitors have established, or may in the future establish, cooperative selling relationships with third parties to increase the distribution of their products to the marketplace. Accordingly, it is possible that new competitors may emerge and acquire significant market share. It is possible that current and potential competitors may attempt to hire our employees and although we have non-compete agreements in place with most of our employees they may or may not be enforceable. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Today, many of our competitors have shorter operating histories, and fewer financial and technical resources than we have. In addition, these smaller competitors have smaller customer bases. Some of our other competitors, however, are larger companies who have large financial resources, well-established development and support teams, and large customer bases. These larger competitors may initiate pricing policies that would make it more difficult for us to maintain our competitive position against these companies. It is also possible that current and potential competitors may be able to respond more quickly to new or emerging technologies or customer requirements, resulting in increased market share. If, in the future, a competitor chooses to bundle a competing point product with other applications within a suite, the demand for our products might be substantially reduced. Because of these factors, many of which are out of our control, we may be unable to maintain or enhance our competitive position against current and future competitors.

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

WE MAY BE UNABLE TO HIRE AND RETAIN SKILLED PERSONNEL.

     Qualified personnel are in great demand throughout the software industry. Our success depends, in large part, upon our ability to attract, train, motivate and retain highly skilled employees, particularly software engineers, professional services personnel, sales and marketing personnel and other senior personnel. Our failure to attract and retain the highly trained technical personnel that are integral to our product development, professional services and direct sales teams may limit the rate at which we can generate sales and develop new products or product enhancements. A change in key management, particularly in the sales and product development departments, such as the recent appointment of Thomas Thimot, Vice President of Worldwide Sales and Services, could result in transition and attrition in the affected department. This could have a material adverse effect on our business, operating results and financial condition.

OUR SUCCESS DEPENDS ON OUR ABILITY TO OPTIMIZE OUR DIRECT SALES AND INDIRECT DISTRIBUTION CHANNELS.

     To increase our revenues, we must optimize our direct sales force and continue to enhance relationships with systems integrators and technology partners to increase the leverage of our partner channel. There is intense competition for sales personnel in our business, and we cannot be sure that we will be successful in attracting, integrating, motivating and retaining sales personnel. In addition, we must effectively leverage our relationships with our strategic partners and other third-party system integrators, vendors of Internet-related systems and application software and resellers. Our existing, or future, channel partners may choose to devote greater resources to marketing and supporting the products of other companies or conflicts may develop among our sales force and channel partners. If we fail to develop these relationships or these relationships do not result in successful partnerships, our revenue could be adversely affected.

WE RELY ON THIRD PARTY TECHNOLOGY TO ENHANCE OUR PRODUCTS.

     We incorporate into our products software licensed from third-party software companies that enhances, enables or provides functionality for our products. Third-party software may not continue to be available on commercially reasonable terms or with acceptable levels of support or functionality, or at all. Failure to maintain those license arrangements, failure of the third-party vendors to provide updates, modifications or future versions of their software or defects and errors in or infringement claims against those third-party products could delay or impair our ability to develop and sell our products. In addition, often these third party software companies require prepayment of royalties on their products and in the past, we have had to write-off certain of these prepayments when there has been an adverse change in forecasted sales volume.

OUR FAILURE TO EXPAND OUR RELATIONSHIP WITH GLOBAL SYSTEMS INTEGRATORS COULD LIMIT OUR ABILITY TO INCREASE OUR PRODUCT SALES.

     Our professional services organization and our relationship with global systems integrators provide critical support to our customers' installation and deployment of our products. If we fail to adequately develop our relationship with global systems integrators, our ability to increase products sales may be limited. In addition, if we or our partners cannot adequately support product installations, our customers may not be able to use our products which could harm our reputation and hurt our business.

OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY OPERATING RESULTS.

     We have a long sales cycle because we generally need to educate potential customers regarding the use and benefits of our products. The length of our sales cycle varies depending on the size and type and complexity of the customer contemplating a purchase, whether we have conducted business with a potential customer in the past and the size of the deal. In addition, these potential customers frequently need to obtain approvals from multiple decision makers prior to making purchase decisions, a process that has been further lengthened as a result of the current market conditions surrounding technology spending. Our long sales cycle, which can range from several weeks to several months or more, makes it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our revenues and operating results for any particular quarterly period.

OUR FAILURE TO EFFECTIVELY MANAGE CHANGES IN THE BUSINESS ENVIRONMENT IN WHICH WE OPERATE COULD HURT OUR BUSINESS.

     Our failure to effectively manage changes in the business environment in which we operate could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. Historically, we experienced a period of rapid growth that placed a significant strain on all of our resources. More recently, based upon economic factors beyond our control, we implemented a reduction in workforce of 48 positions during April 2002 and 90 positions during October 2002. We may experience similar changes in the future. To effectively manage changes in the business environment in which we operate we must maintain and enhance our financial and accounting systems and controls, maintain our ability to retain key personnel, integrate new personnel and manage operations.

IF WE LOSE THE SERVICES OF BARRY BYCOFF OR ANY OTHER MEMBER OF OUR MANAGEMENT TEAM, OUR BUSINESS COULD SUFFER.

     Our future success depends, to a significant degree, on the skill, experience and efforts of Barry Bycoff, our chief executive officer, and the rest of our management team. A change in our management team or the inability of our officers and key employees to work effectively as a team could have a material adverse effect on our business, operating results and financial condition.

AS WE CONTINUE TO OPERATE IN INTERNATIONAL MARKETS, WE WILL FACE CONTINUED RISKS TO OUR SUCCESS.

     At the current time, we have no plans to significantly expand beyond our current international operations. However, if in the future we decide to expand our international operations, the expansion will require additional resources and management attention, and will subject us to increased regulatory, economic and political risks. We have limited experience in international markets and we cannot be sure that our continued expansion into global markets will be successful. In addition, we will face increased risks in conducting business internationally. These risks could reduce demand for our products and services, increase the prices at which we can sell our products and services, or otherwise have an adverse effect on our operating results. Among the risks we believe are most likely to affect us are:

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

     - localization of technology;

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

CLAIMS BY OTHER COMPANIES THAT WE INFRINGE THEIR PROPRIETARY TECHNOLOGY COULD HURT OUR FINANCIAL CONDITION.

     If we discover that any of our products or third party products embedded in our products violates third-party proprietary rights, there can be no assurance that we would be able to reengineer our product or to obtain a license on commercially reasonable terms to continue offering the product without substantial reengineering. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technology environment in which there may be numerous patent applications pending for similar technologies, many of which are confidential when filed. Any claim of infringement, even if invalid, could cause us to incur substantial costs defending against the claim and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. Any of these events could have a material adverse effect on our business, operating results and financial condition.

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

WE COULD INCUR SUBSTANTIAL COSTS RESULTING FROM PRODUCT LIABILITY CLAIMS RELATING TO OUR CUSTOMERS' USE OF OUR PRODUCTS.

     Many of the e-business applications supported by our products are critical to the operations of our customers' businesses. Any failure in a customer's Web site or application caused or allegedly caused by our products could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we maintain general liability insurance, including coverage for errors and omissions, and contractually attempt to limit liability, we cannot be sure that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

INCREASED UTILIZATION AND COSTS OF OUR TECHNICAL SUPPORT SERVICES MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

     Our products involve very complex technology and the failure or inability of our technical support staff to meet customer expectations in a timely manner or customer dissatisfaction with our product functionality or performance could result in loss of revenues, loss of market share, failure to achieve market acceptance, injury to our reputation, liability for service or warranty costs and claims and other increased costs. We may be unable to respond to fluctuations in customer demand for support services as well as resolve customer issues in a manner that is timely and satisfactory to them. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors.

OUR ACQUISITION OF OTHER COMPANIES MAY INCREASE THE RISKS WE FACE.

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

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     Our stock price, like that of other technology companies, has been extremely volatile. The announcement of new products, services, technological innovations, customers or distribution partners by us or our competitors, quarterly variations in our operating results, changes in revenues or earnings estimates by securities analysts, speculation in the press or investment community and overall economic conditions are among the factors affecting our stock price.

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

WE MAY LOSE MONEY ON FIXED-PRICE CONSULTING CONTRACTS.

     In the future, an increased portion of our services revenues may be derived from fixed-price contracts. We work with complex technologies in compressed time frames and it can be difficult to judge the time and resources necessary to complete a project. If we miscalculate the resources or time we need to complete work under fixed-price contracts, our operating results could be materially harmed. Currently, the Company does not have any outstanding fixed price consulting contracts.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

     In the year ended December 31, 2002, the Company generated approximately 19% of its revenues outside of North America. International sales are typically denominated in U.S. dollars. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Translation gains and losses (amounting to a loss of approximately $27,000 as of December 31, 2002) are deferred and accumulated as a separate component of stockholders' equity (accumulated other comprehensive income (loss)). Net gains and losses resulting from foreign exchange transactions, amounting to a gain of approximately $16,000 for the year ended December 31, 2002, are included in other income, net in the accompanying consolidated statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. dollar as of December 31, 2002 would not have a material impact on the Company's results of operations for the year ended December 31, 2002.

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

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. However, due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the year ended December 31, 2002 would have decreased by less than $1.0 million. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The same 100 basis point change in interest rates would not have a material impact on the fair value of the investment portfolio. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements and the related auditors' reports are presented in the following pages. The consolidated financial statements filed in this Item 8 are as follows:

     Reports of Independent Accountants

     Consolidated Balance Sheets -- December 31, 2002 and 2001

     Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Netegrity, Inc.:

     We have audited the accompanying consolidated balance sheet of Netegrity, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 consolidated financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the restatement described in Note 1 to the consolidated financial statements, in their report dated January 30, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netegrity, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed above, the consolidated financial statements of Netegrity, Inc. and subsidiaries as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 1, those financial statements have been restated. In our opinion, the adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Netegrity, Inc. and subsidiaries other than respect to such adjustments and, accordingly, we do not express an opinion or any form of assurance on the 2001 consolidated financial statements taken as a whole.

                                          KPMG LLP

Boston, Massachusetts
January 29, 2003

THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP (ANDERSEN) IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON JANUARY 30, 2002. THE REPORT OF ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO RULE 2-02(E) OF REGULATION S-X. AFTER REASONABLE EFFORTS THE COMPANY HAS NOT BEEN ABLE TO OBTAIN A REISSUED REPORT FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT ON FORM 10-K. BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT, IT MAY BE DIFFICULT TO SEEK REMEDIES AGAINST ANDERSEN AND THE ABILITY TO SEEK RELIEF AGAINST ANDERSEN MAY BE IMPAIRED.

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

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 30, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of Netegrity, Inc.:

     In our opinion, the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 present fairly, in all material respects, the results of operations and cash flows of Netegrity, Inc. and its subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                                          PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
January 25, 2001

                        NETEGRITY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 25,707      $ 29,332
  Short-term marketable securities..........................     48,361        73,651
  Accounts receivable -- trade, net of allowances of $922 at
     December 31, 2002; $1,579 at December 31, 2001.........     15,046        16,122
  Prepaid expenses and other current assets.................      2,949         3,418
  Restricted cash...........................................        281            --
                                                               --------      --------
     Total Current Assets...................................     92,344       122,523
Long-term marketable securities.............................     12,655         6,083
Property and equipment, net.................................      6,837         8,494
Restricted cash.............................................        790           631
Goodwill....................................................         --        57,262
Other intangible assets, net................................      5,398        10,846
Other assets................................................        338           340
                                                               --------      --------
     Total Assets...........................................   $118,362      $206,179
                                                               ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -- trade.................................   $  1,906      $  1,707
  Accrued compensation and benefits.........................      4,293         5,152
  Other accrued expenses....................................      6,530         9,956
  Deferred revenue..........................................     14,875        13,223
                                                               --------      --------
     Total Current Liabilities..............................     27,604        30,038
                                                               --------      --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, voting, $.01 par value; 55,000 shares
  authorized; 34,346 shares issued and 34,308 shares
  outstanding at December 31, 2002; 33,866 issued and 33,828
  outstanding at December 31, 2001..........................        343           339
Additional paid-in capital..................................    197,250       196,492
Accumulated other comprehensive income (loss)...............        106           (44)
Accumulated deficit.........................................   (106,741)      (20,432)
Loan to officer.............................................       (116)         (130)
                                                               --------      --------
                                                                 90,842       176,225
Less -- Treasury Stock, at cost: 38 shares..................        (84)          (84)
                                                               --------      --------
Total Stockholders' Equity..................................     90,758       176,141
                                                               --------      --------
Total Liabilities and Stockholders' Equity..................   $118,362      $206,179
                                                               ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        NETEGRITY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2002          2001         2000
                                                              -----------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Software licenses.........................................   $ 36,072      $55,314      $37,688
  Services..................................................     30,158       29,199       13,902
  Other.....................................................      3,034        3,633        3,655
                                                               --------      -------      -------
     Total revenues.........................................     69,264       88,146       55,245
                                                               --------      -------      -------
Cost of revenues:
  Cost of software licenses.................................      2,071        1,931        2,549
  Non-cash cost of software licenses........................      5,449          153           --
  Cost of services..........................................     13,664       15,113        8,624
  Cost of other.............................................      1,827        2,221        2,169
                                                               --------      -------      -------
     Total cost of revenues.................................     23,011       19,418       13,342
                                                               --------      -------      -------
Gross profit................................................     46,253       68,728       41,903
Selling, general and administrative expenses................     52,755       51,989       36,094
Research and development costs..............................     22,701       15,791        9,103
Impairment charge...........................................     57,374           --           --
Acquired in-process research and development................         --        3,000           --
Restructuring and other non-recurring charges...............      2,080          529           --
                                                               --------      -------      -------
Loss from operations........................................    (88,657)      (2,581)      (3,294)
Other income, net...........................................      2,418        4,831        6,103
                                                               --------      -------      -------
Income (loss) before provision for income taxes.............    (86,239)       2,250        2,809
Provision for income taxes..................................         70          607           75
                                                               --------      -------      -------
Net income (loss)...........................................   $(86,309)     $ 1,643      $ 2,734
                                                               ========      =======      =======
Earnings (loss) per share:
  Basic.....................................................   $  (2.53)     $  0.05      $  0.09
  Diluted...................................................   $  (2.53)     $  0.05      $  0.08
Weighted average shares outstanding:
  Basic.....................................................     34,078       31,076       29,010
  Diluted...................................................     34,078       32,936       33,407

   The accompanying notes are an integral part of the consolidated financial statements.

                        NETEGRITY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                             ACCUMULATED
                                                                OTHER
                                               ADDITIONAL   COMPREHENSIVE                  LOAN                    TOTAL
                                      COMMON    PAID-IN        INCOME       ACCUMULATED     TO      TREASURY   STOCKHOLDERS'
                                      STOCK     CAPITAL        (LOSS)         DEFICIT     OFFICER    STOCK        EQUITY
                                      ------   ----------   -------------   -----------   -------   --------   -------------
                                                                          (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1999........    257      131,200          --           (24,809)     (130)      (84)       106,434
Net income..........................     --           --          --             2,734        --        --          2,734
Issuance of common stock from
  warrant exercises (2,251
  shares)...........................     22        2,980          --                --        --        --          3,002
Issuance of common stock under stock
  plans (2,247 shares)..............     23        5,414          --                --        --        --          5,437
Recognition of compensation expense
  on warrant........................     --          292          --                --        --        --            292
                                       ----     --------        ----         ---------     -----      ----       --------
BALANCE AT DECEMBER 31, 2000........    302      139,886          --           (22,075)     (130)      (84)       117,899
Comprehensive income, net of taxes:
  Net income........................     --           --          --             1,643        --        --          1,643
  Other comprehensive loss --
    translation adjustment..........     --           --         (44)               --        --        --            (44)
                                                                                                                 --------
  Total comprehensive income........     --           --          --                --        --        --          1,599
                                                                                                                 --------
Issuance of common stock for
  acquisition (2,500 shares)........     25       49,674          --                --        --        --         49,699
Issuance of common stock under stock
  plans (1,114 shares)..............     12        6,909          --                --        --        --          6,921
Issuance of warrants................     --           23          --                --        --        --             23
                                       ----     --------        ----         ---------     -----      ----       --------
BALANCE AT DECEMBER 31, 2001........   $339     $196,492        $(44)        $ (20,432)    $(130)     $(84)      $176,141
Comprehensive loss, net of taxes:
  Net loss..........................     --           --          --           (86,309)       --        --        (86,309)
  Other comprehensive income........     --           --         150                --        --        --            150
                                                                                                                 --------
  Total comprehensive loss..........     --           --          --                --        --        --        (86,159)
                                                                                                                 --------
Issuance of common stock under stock
  plans (476 shares)................      4          758          --                --        --        --            762
Repayment of loan to officer........     --           --          --                --        14        --             14
                                       ----     --------        ----         ---------     -----      ----       --------
BALANCE AT DECEMBER 31, 2002........   $343     $197,250        $106         $(106,741)    $(116)     $(84)      $ 90,758
                                       ====     ========        ====         =========     =====      ====       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                        NETEGRITY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2002        2001        2000
                                                             ---------   ---------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)..........................................  $ (86,309)  $   1,643   $  2,734
Adjustments to reconcile net income (loss) to net cash
  (used for) provided by operating activities:
  Depreciation, amortization and impairment................     67,531       2,906      1,124
  Provision (recoveries) for doubtful accounts
     receivable............................................       (132)      2,573      1,409
  Acquired in-process research and development.............         --       3,000         --
  Compensation expense related to warrant..................         --          --        292
  Loss on disposal of property and equipment...............         --          --         46
  Other....................................................        282         291         --
Changes in operating assets and liabilities, net of effects
  of acquisition:
  Accounts receivable -- trade.............................      1,208      (2,601)   (12,436)
  Prepaid expenses and other current assets................        153      (1,058)        56
  Other assets.............................................        318        (140)        15
  Accounts payable -- trade................................        200        (820)       607
  Accrued compensation and benefits........................       (859)     (3,290)     6,275
  Other accrued expenses...................................     (3,539)      2,337      1,932
  Deferred revenue.........................................      1,652       3,490      7,130
                                                             ---------   ---------   --------
Net cash (used for) provided by operating activities.......    (19,495)      8,331      9,184
                                                             ---------   ---------   --------
INVESTING ACTIVITIES:
Proceeds from sales of marketable securities...............     60,868      30,680         --
Proceeds from maturities of marketable securities..........    120,619     160,610         --
Purchases of marketable securities.........................   (162,868)   (271,315)        --
Purchases of property and equipment........................     (3,052)     (4,598)    (3,813)
Cash used for acquisition, net of cash acquired............         --     (17,518)        --
Restricted cash............................................       (440)        311       (942)
                                                             ---------   ---------   --------
Net cash (used for) provided by investing activities.......     15,127    (101,830)    (4,755)
                                                             ---------   ---------   --------
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock.................         --          --      3,002
Issuance of common stock under stock plans.................        762       6,921      5,437
Repayment of loan to officer and other principal payments
  under capital leases.....................................         14         172         --
                                                             ---------   ---------   --------
Net cash provided by financing activities..................        776       7,093      8,439
                                                             ---------   ---------   --------
Effect of exchange rate changes on cash and cash
  equivalents..............................................        (33)         (9)        --
Net change in cash and cash equivalents....................     (3,625)    (86,415)    12,868
Cash and cash equivalents at beginning of year.............     29,332     115,747    102,879
                                                             ---------   ---------   --------
Cash and cash equivalents at end of year...................  $  25,707   $  29,332   $115,747
                                                             =========   =========   ========

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2002        2001        2000
                                                             ---------   ---------   --------
                                                                      (IN THOUSANDS)
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Acquisition of DataChannel, Inc.:
Fair value of assets acquired..............................  $      --   $  70,196   $     --
Less:
  Cash paid................................................         --      16,087         --
  Fair value of stock issued...............................         --      49,699         --
  Accrued acquisition costs................................         --       2,970         --
                                                             ---------   ---------   --------
Liabilities assumed........................................  $      --   $   1,440   $     --
                                                             =========   =========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

 NATURE OF OPERATIONS

     Netegrity, Inc. and its wholly-owned subsidiaries (Netegrity or the Company) is a leading provider of security software solutions for securing access to corporate assets and for managing and securing the identities of users accessing those assets. Netegrity's flexible, standards-based solutions are designed to enable companies to conduct business securely with customers, partners, suppliers and employees across the Internet, intranets and extranets.

     Netegrity's products help customers ensure that only the people or business processes that are entitled to access corporate resources and applications access them. Netegrity's products enable customers to manage the population that needs to access those resources and applications. In addition, Netegrity's products provide a more automated way to grant, modify or revoke account access to applications and resources.

     The Company is integrating its core products, SiteMinder, IdentityMinder, and TransactionMinder, with its new provisioning technology into an identity and access management solution to provide Web access control and management, user administration, provisioning and de-provisioning of account access. Netegrity's solution supports a broad range of technology environments, and aims to ensure that companies optimize their existing information technology investments while incorporating new technologies. The Company believes that through these solutions it helps companies to address some of the most critical requirements for conducting business securely.

     We also offer various levels of consulting and support services that enable our customers to successfully implement our products in their organizations.

 PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of the Company also include the accounts and operations of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 REVENUE RECOGNITION

     The Company's revenues have been primarily generated from the sale of perpetual licenses for its proprietary SiteMinder and DMS (renamed IdentityMinder in the fourth quarter of 2002) products and services. In the future, the Company anticipates generating its revenue primarily from the sale of perpetual licenses for SiteMinder, IdentityMinder, TransactionMinder and provisioning products and services as well as from new product offerings. The Company generates its services revenue from consulting and training services performed for customers and from maintenance and support. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Management analyzes various factors, including a review of specific transactions, historical experience, credit worthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized.

     We generally license our software products on a perpetual basis. We apply the provisions of Statement of Position No. 97-2, "Software Revenue Recognition," as amended by Statement of Position No. 98-9, "Software Revenue Recognition, with Respect to Certain Transactions," to all transactions involving the sale of software products. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. This policy is applicable to all sales, including sales to resellers and end users. The Company does not offer a right of return on its products.

                                NETEGRITY, INC.

     For all sales, we use either a binding purchase order or signed license agreement as evidence of an arrangement. For arrangements with multiple obligations (for example, product, undelivered maintenance and support, and training and consulting), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. We defer revenue from the arrangement equivalent to the fair value of the undelivered elements. Fair values for the ongoing maintenance and support obligations are based upon separate sales of renewals of maintenance contracts. Fair value of services, such as training or consulting, is based upon separate sales of these services to other customers.

     At the time of the transaction, we assess whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of the fee is due after our normal payment terms, which are generally 30 to 90 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due. In addition, we assess whether collection is probable or not based on the credit worthiness of the customer. Initial credit worthiness is assessed through Dun & Bradstreet or similar credit rating agencies. Credit worthiness for follow-on transactions is assessed through a review of the transaction history with the customer. We do not request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

 CASH AND CASH EQUIVALENTS AND STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

     Cash and cash equivalents include cash, money market investments and other highly liquid investments with original maturities of three months or less at the date of purchase.

     Net cash used for operating activities reflect cash payments for income taxes of approximately $57,000, $125,000 and $25,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

 RESTRICTED CASH

     Restricted cash represents time deposits held at financial institutions in connection with the Company's lease of office space. As of December 31, 2002, restricted cash is security for outstanding letters of credit expiring in February 2003 and April 2003. The letter of credit expiring in April 2003 has an automatic renewal clause.

 MARKETABLE SECURITIES

     Investments, which primarily consist of debt securities, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board (FASB). Pursuant to the provisions of SFAS No. 115, the Company has classified its investment portfolio as "trading", "available-for-sale" or "held to maturity". "Trading" securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Fair value is based upon quoted market prices. Unrealized gains and losses on trading securities are included in the determination of net earnings. "Available-for-sale" securities include debt securities that are being held for an unspecified period of time and may be used for liquidity or other corporate purposes and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of comprehensive income (loss) in stockholders' equity. "Held to maturity"

                                NETEGRITY, INC.

securities are debt securities that the Company intends to hold to maturity and are recorded at amortized cost. See Note 4 for further information on the Company's marketable securities.

 OFF-BALANCE-SHEET AND CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities and accounts receivable -- trade. The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Cash and cash equivalents are held with high quality financial institutions. Marketable securities are primarily held in high quality corporate debt instruments and government obligations. Concentration of credit risk with respect to accounts receivable -- trade is limited due to a large customer base. The Company periodically performs credit evaluations of its customers and maintains reserves for potential losses. One customer accounted for approximately 24% of accounts receivable as of December 31, 2002. No other customer accounted for more than 10% of accounts receivable as of December 31, 2002 and no one customer accounted for more than 10% of accounts receivable as of December 31, 2001. No one customer accounted for more than 10% of revenue for each of the three years ended December 31, 2002.

 FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments consist principally of cash equivalents, restricted cash, marketable securities, accounts receivable -- trade, accounts payable, accrued expenses and letters of credit. The estimated fair value of these financial instruments approximates their carrying value.

 PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization is provided using the straight-line method, based upon the following asset lives:

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

 ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

     The Company uses the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

 OTHER INTANGIBLE ASSETS, NET

     The Company accounts for purchased technology and software development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed".

                                NETEGRITY, INC.

Under SFAS No. 86, the Company is required to test for recoverability of its capitalized software costs as of each balance sheet date or an interim period if events and circumstances indicate that the carrying amount may not be recoverable. Impairment is recorded as the excess of the unamortized cost over the expected future net realizable value of the products.

     Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to non-cash cost of software. Based on the Company's product development process, technological feasibility is established upon completion of all planning, designing, coding and testing activities. Such costs are amortized over the estimated life of the product. During 2002, 2001 and 2000, costs incurred by the Company between completion of all planning, designing, coding and testing activities and the point at which the product is ready for general release were insignificant and therefore, no such costs have been capitalized during this time period.

 OTHER ACCRUED EXPENSES

     Other accrued expenses consist of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Acquisition related lease obligations.......................  $1,053   $1,834
Accrued acquisition costs...................................      --    1,585
Accrued income taxes........................................     353      607
Accrued sales taxes.........................................   1,486    1,500
Other.......................................................   3,638    4,430
                                                              ------   ------
                                                              $6,530   $9,956
                                                              ======   ======

 COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities held as "available-for-sale". For the year ended December 31, 2002, the difference of approximately $150,000 between the comprehensive loss of ($86.2) million and the net loss is due to the effect of an unrealized gain on marketable securities of approximately $177,000, partially offset by an unfavorable cumulative translation adjustment of approximately ($27,000). For the year ended December 31, 2001, the difference of approximately $44,000 between the comprehensive income of $1.6 million and net income is due to the effect of an unfavorable cumulative translation adjustment. For the year ended December 31, 2000, there was no difference between comprehensive income and net income.

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

                                NETEGRITY, INC.

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

                                                                  YEAR ENDED
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
Net income (loss)......................................  $(86,309)  $ 1,643   $ 2,734
Basic weighted average shares outstanding..............    34,078    31,076    29,010
Dilutive effect of stock options and warrants..........        --     1,860     4,397
Diluted shares outstanding.............................    34,078    32,936    33,407
Basic EPS..............................................  $  (2.53)  $  0.05   $  0.09
Diluted EPS............................................  $  (2.53)  $  0.05   $  0.08

     Options to purchase a total of 771,714, 1,347,000 and 285,000 shares for the years ended December 31, 2002, 2001 and 2000, respectively, were excluded from the computation of diluted EPS because the impact was anti-dilutive.

  STOCK-BASED COMPENSATION

     The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock based compensation.

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2002        2001       2000
                                                      ---------   --------   --------
Net income (loss), as reported......................  $ (86,309)  $  1,643   $  2,734
Add: Stock-based employee compensation expense
  included in reported net income, net of related
  tax effects.......................................    (86,431)   (95,688)   (23,552)
                                                      ---------   --------   --------
Pro-forma net (loss)................................  $(172,740)  $(94,045)  $(20,818)
                                                      =========   ========   ========
Earnings (loss) per share:
  Basic -- as reported..............................  $   (2.53)  $   0.05   $   0.09
  Basic -- pro-forma................................  $   (5.07)  $  (3.03)  $  (0.72)
                                                      =========   ========   ========
  Diluted -- as reported............................  $   (2.53)  $   0.05   $   0.08
  Diluted -- pro-forma..............................  $   (5.07)  $  (3.03)  $  (0.72)
                                                      =========   ========   ========

                                NETEGRITY, INC.

     The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                             DECEMBER 31
                                    -------------------------------------------------------------
                                         2002                   2001                   2000
                                    ---------------   ------------------------   ----------------
                                     STOCK             STOCK                      STOCK
                                    OPTIONS   ESPP    OPTIONS   ESPP1   ESPP 2   OPTIONS    ESPP
                                    -------   -----   -------   -----   ------   -------   ------
Risk-free interest rate...........    2.95%   1.65%     5.39%   2.71%    4.44%     6.45%     6.25%
Expected dividend yield...........     0.0%    0.0%      0.0%    0.0%     0.0%      0.0%      0.0%
Expected volatility...............     140%    106%      126%    131%     143%      107%       96%
Expected life (years).............     5.0     0.4       4.0     0.6      0.6       5.0       0.6
Weighted average fair value of
  options granted during the
  year............................  $11.51    $0.65   $25.22    $3.80   $11.70   $34.94    $18.54

     The pro-forma net loss for the years ended December 31, 2002 and 2001 includes the effects of options that were canceled by the Company in connection with the tender offers described in Note 10 to the consolidated financial statements. The remaining unamortized pro-forma compensation expense at the date of cancellation for these options in the amount of approximately $51.9 million and $63.0 million, respectively, is reflected as an expense in these pro-forma amounts.

  FOREIGN CURRENCY

     The functional currencies of the Company's wholly-owned subsidiaries are the local currencies. The financial statements of the subsidiaries are translated to U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues, cost of revenues and expenses. Translation gains and losses (amounting to a loss of approximately $27,000 as of December 31, 2002) are deferred and accumulated as a separate component of stockholders' equity (accumulated other comprehensive income (loss)). Net gains and losses resulting from foreign exchange transactions, amounting to a gain of approximately $16,000 and $325,000 for the years ended December 31, 2002 and 2001, are included in other income, net in the accompanying consolidated statements of operations and was not material for the year ended December 31, 2000.

  EXPORT SALES

     The Company generates revenues from international business. Export sales amounted to approximately $13.1 million, or 19%, $16.1 million, or 18%, and $10.0 million, or 18%, of total revenue for the years ended December 31, 2002, 2001 and 2000, respectively.

  401(K) PLAN

     The Company maintains a 401(k) Plan for its employees, which is intended to be a retirement and tax deferred savings vehicle. The Company may make discretionary contributions to the plan. The Company has made no contributions to date.

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

                                NETEGRITY, INC.

  RESTATEMENT ADJUSTMENTS

     The Company has recorded certain restatement adjustments to its previously issued 2001 and 2000 consolidated financial statements. The Company adopted EITF 01-14 effective January 1, 2002, and as a result, reclassified approximately $1.6 million and $1.2 million into revenues from reduction of cost of revenues for the years ended December 31, 2001 and 2000, respectively, to comply with this guidance. Additionally, the Company has restated the previously reported 2001 and 2000 pro-forma impact of the fair value recognition provisions of SFAS No. 123 to properly reflect pro-forma expense associated with its employee stock purchase plans. The adjustment reflects additional pro-forma expense of approximately $364,000 and $300,000 in 2001 and 2000, respectively, and results in a pro-forma basic and diluted loss per share of ($3.03) and ($0.72) in 2001 and 2000, respectively. The Company has also reclassified $3.0 million from short-term marketable securities to cash and cash equivalents at December 31, 2001.

  NEW ACCOUNTING PRONOUNCEMENTS

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

     The acquisition discussed in Note 3 was accounted for in accordance with the transition provisions of SFAS No. 141 and No. 142. In connection with the adoption of SFAS No. 142, goodwill is to be tested at least annually and on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. We currently operate as a single reporting unit and all of our goodwill was associated with the entire company. A transitional impairment test was performed on January 1, 2002. See Note 3 regarding the impairment of goodwill recorded during the quarter ended September 30, 2002.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the Company on January 1, 2002. SFAS No. 144 addresses accounting and reporting of certain long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means.

     The Company adopted SFAS No's. 141, 142 and No. 144 during the first quarter of 2002 without a material impact on its financial position or results of operations. If the Company had accounted for goodwill and other intangibles in accordance with SFAS 142 during the years ended December 31, 2001 and 2000, the results of operations would not be materially different from those previously reported.

     In November 2001, the Emerging Issues Task Force issued Topic No. D-103 (Topic D-103), subsequently recharacterized as EITF 01-14, relating to the accounting for reimbursements received from customers for the Company's out-of-pocket expenses for the delivery of services. In accordance with EITF 01-14, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to the cost of service revenues in the statement of operations to offset the costs incurred. The Company adopted EITF 01-14 effective January 1, 2002 and reclassified approximately $1.6 million and $1.2 million into revenues from cost of revenues for the years ended December 31, 2001 and 2000, respectively, to comply with this guidance.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities

                                NETEGRITY, INC.

when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. We do not believe that the impact of adopting SFAS No. 146 will have a material impact on the consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on the Company's financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on the Company's financial position and results of operations.

NOTE 2:  RESTRUCTURING AND OTHER NON-RECURRING CHARGES

     The Company recorded restructuring and other non-recurring expenses of $2.1 million and $529,000 for the years ended December 31, 2002 and 2001, respectively. These expenses are associated with the Company's restructuring plans and other non-recurring expenses.

     During 2002, the Company, as a result of changing market dynamics and economic factors, reduced its workforce through restructurings by approximately 32%. The reductions in workforce were primarily in the development group as well as in the sales and services departments, both domestically and internationally. The majority of the reductions in the development group were concurrent with the Company's decision to stop developing, marketing or selling its portal product on a stand-alone basis. As a result of the 2002 restructurings, the Company recorded restructuring charges, which related primarily to severance payments and the closing of several sales offices, of approximately $2.1 million during the year ended December 31, 2002. Approximately $1.3 million was paid as of December 31, 2002. The remainder is expected to be paid prior to March 31, 2003.

     During 2001, the Company reduced its workforce by approximately 8% in order to reduce expenses and realign its cost structure. The reduction in workforce was primarily in the sales, development and general and administrative groups. The Company recorded a charge of $303,000 during the year ended December 31, 2001, for severance payments ($278,000) and the consolidation of excess facilities ($25,000). Approximately $275,000 was paid as of December 31, 2001 and the remainder was paid during 2002.

     Additionally, the Company recorded non-recurring charges of $226,000 during the year ended December 31, 2001 primarily attributable to a contribution to the James Hayden Memorial Fund, established in the memory of the Company's former Chief Financial Officer, and the acceleration of 15,300 of his options that would have vested by December 31, 2001.

                                NETEGRITY, INC.

NOTE 3:  ACQUISITION

     On December 14, 2001, the Company acquired all of the outstanding stock of DataChannel, Inc., a Washington corporation (DataChannel) and a provider of enterprise portal solutions. DataChannel became a wholly-owned subsidiary of the Company. The aggregate consideration included approximately $17.5 million in cash (including assumed debt of approximately $1.4 million), $3.0 million in acquisition costs and 2,499,968 shares of the Company's common stock valued at approximately $49.7 million. The acquisition was accounted for using the purchase method of accounting. Accordingly, the excess of the purchase price over the fair value of the assumed tangible net liabilities of approximately $71.4 million was allocated to acquired technology, in-process research and development, and goodwill in the amounts of approximately $11.0 million, $3.0 million and $57.4 million, respectively. The results of operations of DataChannel from the acquisition date are included in the Company's consolidated results of operations.

     In connection with the acquisition, the Company initiated an overall integration plan that included the elimination of redundant headcount and facilities. The Company accrued approximately $2.2 million of cost related to the integration plan consisting of approximately $1.8 million of facilities costs and $0.4 million for planned workforce reductions consisting primarily of duplicative general and administrative functions. Approximately $1.2 million and $0 of these costs were paid during the years ended December 31, 2002 and 2001, respectively. The remainder is expected to be paid by June 2005.

     The Company initially amortized the acquired existing technology of approximately $11.0 million over an estimated remaining useful life of three years. This technology was embedded in the initial version of one of our products that was released in the fourth quarter of 2002. During the fourth quarter of 2002, the Company made the decision to remove the acquired technology from its products. It is expected that the first version of our products that do not include the portal technology will be released in August 2003 and will be the only version sold in the third quarter of 2003. As a result of this decision, we determined that there has been a change in the estimated useful life of the acquired technology and therefore it is appropriate to amortize the associated expense over a nine month period starting at the beginning of the fourth quarter of 2002 (the period during which the change in estimated life was identified) through June 30, 2003. Amortization expense related to the purchased technology was $5.4 million and $153,000 for the years ended December 31, 2002 and 2001, respectively, and has been classified as non-cash cost of software licenses in the accompanying consolidated statements of operations. Amortization expense for the purchased technology is estimated to be approximately $5.4 million for the year ended December 31, 2003

     The total goodwill of approximately $57.4 million related to the acquisition was not amortized in accordance with SFAS No. 142. In lieu of being amortized, goodwill is required to be tested for impairment annually or on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. During the first quarter of 2002, the Company performed a transitional impairment test on goodwill and concluded that there was no impairment as of January 1, 2002. During the third quarter of 2002, the Company determined that a significant decline in its stock price as a result of underperformance relative to recent and expected operating results and the overall adverse change in the business climate had resulted in a triggering event that warranted an impairment review in accordance with SFAS No. 142. As a result, the Company tested for impairment based on a two-step approach. The first step was to test for indicators of impairment of goodwill by comparing the fair value of the Company with its carrying value. Since the Company operates as an enterprise-wide reporting unit, it was determined that the market value of the Company represents an approximation of its fair value as of September 30, 2002. Furthermore, it was determined that the fair value of the Company as of September 30, 2002 was less than its carrying value and therefore, an indication of impairment existed. The second step was to measure the amount of the impairment of goodwill. As a result of the second step, we determined that the implied fair value of the goodwill determined using the market capitalization of the Company on September 30, 2002 was lower than its carrying value and therefore, goodwill had been impaired. The Company recorded a charge of $57.4 million

                                NETEGRITY, INC.

in the third quarter of 2002, classified as impairment charge in the accompanying consolidated statements of operations, to write down goodwill to its implied fair value of zero.

     The following unaudited pro-forma financial information presents the combined results of operations of the Company and DataChannel as if the acquisition of DataChannel occurred on January 1, 2000, after giving effect to certain adjustments, including amortization expense. Due to the non-recurring nature of the in-process research and development charge, the amount has not been included in the unaudited pro-forma financial information. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition been completed as of the dates indicated or of the results that may be obtained in the future (in thousands except per share data).

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Revenues....................................................   $ 95,965     $ 63,466
Net loss....................................................   $(23,654)    $(30,692)
Net loss per basic and fully diluted common share...........   $  (0.70)    $  (0.98)

NOTE 4:  MARKETABLE SECURITIES

     As of December 31, 2002 and 2001, based on management's intentions, all marketable securities have been classified as "available-for-sale" and consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Municipal securities........................................  $25,191   $18,065
Corporate bonds and notes...................................   25,342    19,889
Asset backed corporate debt securities......................   10,483    12,733
Commercial paper............................................       --    17,037
U.S. Government-agency securities...........................       --    12,010
                                                              -------   -------
                                                              $61,016   $79,734
                                                              =======   =======

     The total carrying value of all marketable securities as of December 31, 2002 and 2001 includes approximately $12.7 million and $6.1 million that mature during 2004 and 2003, respectively, and are therefore classified as long-term. Net gains (losses) from the sales and maturities of marketable securities amounting to approximately ($3,000) and $291,000 are included in other income, net in the consolidated statements of operations for the years ended December 31, 2002 and 2001. The net unrealized holding gain of approximately $177,000 and $0 has been included in "Accumulated other comprehensive income (loss)" on the consolidated financial statements at December 31, 2002 and 2001, respectively.

                                NETEGRITY, INC.

NOTE 5:  PROPERTY AND EQUIPMENT

     Property and equipment are stated at acquisition cost and consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Computer equipment and purchased software...................  $12,875   $10,771
Leasehold improvements......................................    1,504       654
Furniture and office equipment..............................    1,677     1,578
                                                              -------   -------
                                                               16,056    13,003
Less accumulated depreciation...............................   (9,219)   (4,509)
                                                              -------   -------
                                                              $ 6,837   $ 8,494
                                                              =======   =======

     Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $4,708,000, $2,753,000 and $1,124,000, respectively.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

     The Company has commitments that expire at various times through 2010. Operating leases shown below are primarily for facility costs for the Company's corporate headquarters and world-wide sales offices. Other contractual obligations primarily consist of minimum royalty fees payable by the Company in connection with a software license and distribution agreement which the Company entered into in January 2003.

                                                                  OTHER CONTRACTUAL
YEARS ENDING DECEMBER 31,                      OPERATING LEASES      OBLIGATIONS       TOTAL
-------------------------                      ----------------   -----------------   -------
2003.........................................      $ 4,626             $1,000         $ 5,626
2004.........................................        2,380              1,400           3,780
2005.........................................        1,788              1,600           3,388
2006.........................................        1,734                 --           1,734
2006.........................................        1,734                 --           1,734
Thereafter...................................          632                 --             632
                                                   -------             ------         -------
                                                   $12,894             $4,000         $16,894
                                                   =======             ======         =======

     Included in the operating lease commitments above is approximately $1.1 million related to excess facilities which have been accrued in purchase accounting.

     The Company incurred total operating lease expense, primarily related to certain facilities and equipment under non-cancelable operating leases, of approximately $4.9 million, $3.7 million and $2.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     In April 2002, the Company entered into an agreement with a system integrator to assist the Company in the development and launch of one of its products. Under the terms of the agreement, for consideration of the system integrator's time in assisting with the development of the product, the Company agreed to promote the system integrator as an integrator of the developed product. The Company's obligation under the agreement will be considered satisfied once the system integrator receives consulting revenues totaling approximately $3.9 million from the Company's customers, or by April 2004, whichever occurs first. In the event that the Company recommends a competitor of the system integrator to do the integration work for a customer, the Company could potentially owe a royalty to the system integrator based on the net license fee. As of December 31, 2002, no royalties were due to the system integrator.

                                NETEGRITY, INC.

     In August 2002, the Company entered into a five year non-cancelable operating lease for an office building for its Corporate headquarters. The Company anticipates moving to the new facility in March 2003. In connection with the lease agreement, the Company delivered an irrevocable, unconditional, negotiable letter of credit in the amount of $760,000 as a security deposit. The Company anticipates that it will spend approximately $1.0 million in leasehold improvements to build out the new facility. As of December 31, 2002, approximately $725,000 had been spent.

     In January 2003, the Company entered into a software license and distribution agreement under which Netegrity was granted the right to sublicense the use of a provisioning application software program. In addition, Netegrity was granted certain rights to integrate or combine the software into its existing products. In exchange for these rights, Netegrity has agreed to pay a quarterly royalty fee based on a percentage of the net license fees charged by Netegrity for the software. The minimum royalty fees due in the first, second and third years of the agreement are approximately $1.0 million, $1.4 million and $1.6 million. The initial term of this agreement is three years.

     The Company has entered into indemnification agreements with the non-employee members of its Board of Directors. Additionally, the Company has entered into employment and executive retention agreements with certain employees and executive officers which, among other things, include certain severance and change of control provisions.

     Under the terms of the Company's standard software license contracts, the Company indemnifies its customers for the potential liability associated with the infringement of other parties' technology based upon the Company's software product. There is a possibility that the Company may be liable to its customers in the event that there is infringement occurring. The Company is not aware of any infringement related to the Company's technology, and therefore has not accrued any amounts for the replacement or refund of any software products sold through December 31, 2002.

     From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not presently a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material adverse effect on the Company's results of operations or financial position.

NOTE 7: RELATED PARTY TRANSACTIONS

  LOAN TO OFFICER

     The consolidated balance sheets as of December 31, 2002 and 2001 include $116,000 and $130,000, respectively, in loans to an officer of the Company issued in connection with the exercise of stock options in 1996. The loan is reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheets statements. The loan is payable upon demand and bears interest at 7% per annum. The loan was originally represented by a secured note however, in May 2002, the note was amended such that it became a full recourse note. During the fourth quarter of 2002, the officer repaid approximately $14,000 of the loan balance and repaid an advance made during 2002 of approximately $17,000.

  MARKETING SERVICES

     During the years ended December 31, 2002, 2001 and 2000, the Company paid approximately $125,000, $68,000 and $15,000, respectively, to a company for marketing services. The principal shareholder of such company, is the son-in-law of one of the members of our Board of Directors. The Company has similar arrangements with other marketing services firms and believes the arrangement was entered into on substantially the same terms and conditions as its arrangements with such other firms.

                                NETEGRITY, INC.

  ACQUISITION TRANSACTIONS

     On August 2, 2001, the Company entered into an agreement with Broadview International LLC ("Broadview"), which called for Broadview to assist the Company in negotiating and structuring acquisitions of a defined set of companies with portal service products. The Chairman and Chief Executive Officer of Broadview is a member of the Company's Board of Directors. Under the agreement, Broadview was entitled to a transaction fee equal to $750,000 in connection with the Company's acquisition of DataChannel. The Company had a substantially similar agreement with an investment bank that was not related to the Company

                                       56.1

                                NETEGRITY, INC.

and thus believes the agreement with Broadview was entered into on the same terms and conditions as would have been granted on an arm's-length basis.

     The accompanying consolidated balance sheet as of December 31, 2001 includes $750,000 payable to Broadview in connection with the acquisition of DataChannel discussed in Note 3. This amount was paid in 2002. The Company does not expect to complete any additional acquisitions subject to this agreement.

NOTE 8: INCOME TAXES

     The components of income tax expense are as follows (in thousands):

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                              2002    2001   2000
                                                              -----   ----   ----
Current:
  Federal...................................................  $(135)  $223   $75
  State.....................................................     21    168    --
  Foreign...................................................    184    216    --
                                                              -----   ----   ---
                                                              $  70   $607   $75
                                                              -----   ----   ---
Deferred:
  Federal...................................................  $  --   $ --   $--
  State.....................................................     --     --    --
  Foreign...................................................     --     --    --
                                                              -----   ----   ---
                                                                 --     --    --
                                                              -----   ----   ---
     Total income tax expense...............................  $  70   $607   $75
                                                              =====   ====   ===

     The provision for income taxes differs from the federal statutory rate of 34% as follows (in thousands):

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                           --------------------------
                                                             2002      2001     2000
                                                           --------   -------   -----
Expected federal tax provision (benefit).................  $(29,321)  $   765   $ 955
State provision..........................................        14       288      --
Non-deductible in-process research and development.......        --     1,020      --
Other....................................................      (113)      282      81
Goodwill impairment......................................    19,507        --      --
Change in valuation allowance............................     9,983    (1,748)   (961)
                                                           --------   -------   -----
                                                           $     70   $   607   $  75
                                                           ========   =======   =====

                                NETEGRITY, INC.

     Significant components of the deferred tax assets and liabilities are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Net operating loss carryforward.............................  $ 70,837   $ 63,407
Loss on investment..........................................       908        908
Accruals and reserves.......................................     2,274      1,487
Research and development tax credits........................     3,806      3,343
Intangible assets...........................................    (2,159)    (4,400)
Other.......................................................       236      1,103
Valuation allowance.........................................   (75,902)   (65,848)
                                                              --------   --------
                                                              $     --   $     --
                                                              ========   ========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred taxes assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses are allowed to be carried forward or temporary differences become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance. The net change in the valuation allowance during 2002 and 2001 was an increase of approximately $10.1 million and $29.3 million (primarily due to the DataChannel acquisition), respectively. The Company re-evaluates the positive and negative evidence on a quarterly basis.

     At December 31, 2002, the Company has available for federal income tax purposes net operating loss carryforwards of approximately $177.0 million expiring at various dates through fiscal 2022. The net operating loss carryforward includes approximately $98.2 million of tax deductions relating to stock options that will be credited to additional paid-in capital when realized. Additionally, approximately $53.5 million of the net operating loss carryforward at December 31, 2002 is attributable to the DataChannel acquisition that when realized, will first reduce any remaining non-current intangible assets and the remaining will be recorded to reduce income tax expense. The acquired loss carryforwards are subject to an annual limitation under Internal Revenue Code
Section 382 of approximately $3.1 million. Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carryforward is limited following a greater than 50% change in ownership over a three-year period. As of December 31, 2002, no change in ownership has occurred, although such a change can occur in a future period. If a change occurs, it could substantially limit the utilization of the loss carryforward of the Company in the future.

NOTE 9: CAPITAL STOCK AND CAPITAL STOCK WARRANTS

  AUTHORIZED CAPITAL STOCK

     As of December 31, 2002, the authorized capital stock of the Company was composed of 55.0 million shares of common stock (approximately 34.3 million shares issued), and 5.0 million shares of preferred stock, $0.01 par value (see Preferred Stock Issuances, below).

  PREFERRED STOCK ISSUANCES

     The 5.0 million shares of preferred stock were designated as Series D. Between January 6, 1998 and June 30, 1998, the Company sold 3.3 million shares of Series D Preferred Stock to an institutional investor under a Preferred Stock and Warrant Purchase Agreement, as amended. When issued, each share of Series D Preferred Stock in 1998 was convertible into one share of common stock, which represented a discount from the fair value of common stock on the date of issuance. The value attributable to this conversion feature

                                NETEGRITY, INC.

represented a beneficial conversion feature which was recognized as a return to preferred stockholders. The Series D Preferred Stock converted one for one to common stock in September 1999 and such shares cannot be reissued by the Company. The remaining authorized shares of Series D Preferred Stock of approximately 1.7 million shares have not been issued by the Company.

     In conjunction with the agreement as described above, warrants to purchase a total of 2,251,000 shares of common stock exercisable at $1.33 were issued to an institutional investor expiring on January 7, 2003. As part of the Agreement with the institutional investor described above, James McNiel joined the Board of Directors of the Company, as designee of the Pequot Entities and the Company granted Mr. McNiel a warrant for the purchase of 150,000 shares of common stock exercisable at $1.00 expiring on January 7, 2003 for his services as a director. Due to certain terms of the warrant, the warrant was accounted for as a variable award. As a result, a non-cash compensation charge was recorded for the increase in the fair market value of the Company's common stock compared to the exercise price since the warrant was issued. The expense was recognized over the two year vesting period of the warrant and through the date of exercise. During the year ended December 31, 2000 compensation expense of $292,000 was recorded related to this warrant. As of December 31, 2000, all of these warrants had been exercised.

  WARRANTS

     Outstanding warrants as of December 31, 2002 consisted of the following:

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
                                           ------
                                           48,469
                                           ======

     The outstanding warrants were granted to customers and accordingly revenue was reduced on the grant date based on the value of the warrant using the Black-Scholes option-pricing model.

NOTE 10: STOCK PLANS

  STOCK OPTION PLANS

     The Company has several stock option plans, as described hereunder, that provide for the issuance of an aggregate of 12,647,000 shares of the Company's common stock. All options issued under the plans are granted at fair market value at the date of grant, become exercisable at varying rates, generally over three or four years, as determined by the Board of Directors, and generally expire seven to ten years from the date of grant.

     Stock Option Plans for Outside Directors: The Company maintains stock option plans intended only for members of the Company's Board of Directors who are neither employees nor officers of the Company (the Directors' Plans). The Directors' Plans provide for the grant of options to purchase up to 277,500 shares of Company common stock. The timing, amounts, recipients and other terms of the option grants are determined by the provisions of or formulas in the Directors' Plans. As of December 31, 2002, options for 71,562 shares were available for future grant.

     Stock Option Plans for Employees and Others: The Company maintains stock option plans intended for employees, consultants and officers and, in the case of one of the plans, directors, providing for the granting of options to purchase up to 12,369,500 shares of Company common stock as an inducement to obtain and retain the services of qualified persons. Incentive stock options may be granted to officers and employees, and non-qualified stock options may be granted to directors, officers, employees or consultants. As of December 31,

                                NETEGRITY, INC.

2002, aggregate options for 6,883,771 shares were available for future grant to employees and officers of and consultants to the Company.

  TENDER OFFERS

     On August 9, 2001 and as subsequently amended, the Company filed a tender offer statement with the Securities and Exchange Commission in connection with certain stock options issued after December 1, 1999 (the Option Offer). Under the Option Offer, the Company offered to exchange certain employee options to purchase shares of the Company's common stock for new options to purchase shares of its common stock. The Option Offer, which excluded executive officers, directors and non-employees of the Company and which expired on September 7, 2001, provided for the grant of new options on March 11, 2002 to eligible employees who were actively employed on the grant date. The number of shares underlying the new options was equal to the number of shares underlying the cancelled eligible options. The exercise price of the new options was equal to the fair market value of one share of common stock on the date of grant of the new options as determined in accordance with the applicable option plans. Each new option will vest in accordance with a vesting schedule that is equivalent to what would have been in place had the cancelled option remained in effect.

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

     On August 23, 2002 and as subsequently amended, the Company filed a tender offer statement with the Securities and Exchange Commission in connection with certain stock options outstanding under non-director stock plans (the Offer to Exchange). Under the Offer to Exchange, the Company offered to exchange certain employee options to purchase shares of the Company's common stock for new options to purchase shares of its common stock. The Offer to Exchange, which excluded directors and non-employees of the Company and which expired on September 23, 2002, provided for the grant of new options on two different dates. The Company expects to grant 50% of the new options on or about March 25, 2003 and the remaining 50% on or about April 25, 2003 to employees that are continuously and actively employed from the date the employee tendered eligible options for exchange to the date of the grant of the new options. The number of shares underlying the new options will be equal to the number of shares underlying the cancelled eligible options, except that certain options granted to certain executive officers will be exchanged at a rate of one share underlying a new option for each two shares underlying the tendered options. The exercise price of the new options will be equal to the fair market value of one share of common stock on the date of grant of the new options as determined in accordance with the applicable option plans. Each new option will vest in accordance with a schedule tied to the length of time of an individual's employment with the Company.

                                NETEGRITY, INC.

  SUMMARY OF OPTION ACTIVITY

     Stock option activity for the years ended December 31 is as follows (in thousands, except average life and price data):

                                             FOR THE YEARS ENDED DECEMBER 31,
                                 ---------------------------------------------------------
                                       2002                2001                2000
                                 -----------------   -----------------   -----------------
                                          WEIGHTED            WEIGHTED            WEIGHTED
                                          AVERAGE             AVERAGE             AVERAGE
                                          EXERCISE            EXERCISE            EXERCISE
                                 SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                 ------   --------   ------   --------   ------   --------
Options outstanding at
  beginning of year............   4,114    $20.11     6,500    $24.58     6,530    $ 9.98
Option activity during the
  year:
  Granted......................   5,025     13.06     1,898     34.38     2,427     43.54
  Exercised....................    (364)     1.62    (1,073)     5.57    (2,215)     2.10
  Forfeited....................    (899)    19.80    (1,031)    31.48      (242)    25.00
  Option Offer.................  (5,745)    20.02    (2,180)    45.62        --        --
                                 ------              ------              ------
Options outstanding at end of
  year.........................   2,131    $ 7.63     4,114    $20.11     6,500    $24.58
                                 ======    ======    ======    ======    ======    ======
Options exercisable............   1,030               1,896               1,831
                                 ======              ======              ======

     Stock options outstanding at December 31, 2002 are as follows (in thousands, except price data):

                                                                              OPTIONS EXERCISABLE
                                                     OPTIONS OUTSTANDING      -------------------
                                                  -------------------------             WEIGHTED
                                                  WEIGHTED      WEIGHTED                 AVERAGE
                                      SHARES      AVERAGE       AVERAGE                 EXERCISE
RANGE OF EXERCISE PRICES            OUTSTANDING   LIFE(A)    EXERCISE PRICE   SHARES      PRICE
------------------------            -----------   --------   --------------   -------   ---------
$.83-$1.42........................       474        3.6          $ 0.95          474     $ 0.95
$1.46-$2.05.......................       300        6.8            1.99           11       1.47
$2.06-$2.46.......................       321        6.5            2.27          173       2.29
$2.67-$2.99.......................       410        6.8            2.72           73       2.74
$3.25-$15.25......................       201        6.7            7.05           76       8.23
$15.37-$17.34.....................       156        7.4           16.14           16      17.28
$17.70-$78.00.....................       269        8.5           35.12          207      35.00
                                       -----                                   -----
$.83-$78.00.......................     2,131        6.3          $ 7.63        1,030     $ 8.93
                                       =====        ===          ======        =====     ======

---------------

(a) Average contractual life remaining in years.

  EMPLOYEE STOCK PURCHASE PLAN

     During May 2002, the Company established the 2002 Employee Stock Purchase Plan ("2002 Stock Purchase Plan") under which eligible employees could purchase shares of the Company's common stock, subject to certain limitations, at 85% of the market value. Purchases were limited to 10% of an employee's eligible compensation, up to a maximum of 1,000 shares per purchase period. The 2002 Stock Purchase Plan originally authorized the issuance of 700,000 shares of common stock (subject to adjustment for capital changes) pursuant to the exercise of nontransferable options granted to participating employees and the maximum number of shares which are available in any single purchase period is 112,500. Prior to establishing the 2002 Stock Purchase Plan, the Company maintained the 1990 Employee Stock Purchase Plan ("1990 Stock Purchase Plan") under which eligible employees could purchase shares of the Company's common

                                NETEGRITY, INC.

stock, subject to certain limitations, at 85% of the market value. Purchases were limited to 10% of an employee's eligible compensation, up to a maximum of 500 shares per purchase period. The 1990 Stock Purchase Plan originally authorized the issuance of 150,000 shares of common stock (subject to adjustment for capital changes) pursuant to the exercise of nontransferable options granted to participating employees. During the year ended December 31, 2002, 112,000 shares of the Company's common stock were issued under the 2002 Stock Purchase Plan and during the years ended December 31, 2001 and 2000, 41,000 and 32,000 shares of the Company's common stock were issued under the 1990 Stock Purchase Plan, respectively. As of October 1, 2001, all authorized shares had been issued under the 1990 Stock Purchase Plan and the plan was terminated.

  STOCK AWARD

     During November 2001, the Company issued an aggregate of 5,291 shares of common stock to certain employees as a stock award. This award resulted in compensation expense of approximately $52,000 which is included in the accompanying consolidated statement of operations for the year ended December 31, 2001.

NOTE 11:  OPERATING SEGMENTS AND GEOGRAPHICAL INFORMATION

     Based on the information provided to the Company's chief operating decision maker for purposes of making decisions about allocating resources and assessing performance, the Company's continuing operations have been classified into a single segment. The Company operates primarily in three geographic regions:
North America, Europe and Asia Pacific. Revenues (based on the location of the customer) and long-lived assets by geographic region are as follows (in thousands):

                                                           2002      2001      2000
                                                          -------   -------   -------
Revenues:
  North America.........................................  $56,155   $72,022   $45,278
  Europe................................................   10,145    11,293     8,114
  Asia Pacific..........................................    2,964     4,831     1,853
                                                          -------   -------   -------
  Total.................................................  $69,264   $88,146   $55,245
                                                          =======   =======   =======
Long-Lived Assets:
  North America.........................................  $19,852   $14,822
  Europe................................................      389       170
  Asia Pacific..........................................      379       556
                                                          -------   -------
  Total.................................................  $20,620   $15,548
                                                          =======   =======

                                NETEGRITY, INC.

NOTE 12:  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2002 and 2001 is as follows (in thousands, except per share data):

                                          1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                          -----------   -----------   -----------   -----------
2002
Revenues................................    $21,971      $ 15,808      $ 15,179       $16,306
Gross profit............................     16,180        10,528         9,758         9,787
Operating loss..........................     (3,370)      (10,677)      (66,673)       (7,937)
Net loss................................     (2,754)       (9,953)      (66,153)       (7,449)
Basic loss per share....................      (0.08)        (0.29)        (1.94)        (0.22)
Diluted loss per share..................      (0.08)        (0.29)        (1.94)        (0.22)
2001
Revenues................................    $26,286      $ 25,346      $ 17,185       $19,329
Gross profit............................     20,568        20,064        13,019        15,077
Operating income (loss).................      2,164         2,118        (3,715)       (3,148)
Net income (loss).......................      3,348         3,101        (2,392)       (2,414)
Basic earnings (loss) per share.........       0.11          0.10         (0.08)        (0.08)
Diluted earnings (loss) per share.......       0.10          0.09         (0.07)        (0.07)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company changed its independent accountants in June 2002 as reported in it Current Report on Form 8-K dated June 20, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in 2003 (the "2003 Proxy Statement"). The information regarding executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the 2003 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the 2003 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1.  Financial Statements

     The following financial statements are included in Item 8:

          a.  Reports of Independent Accountants

          b.  Consolidated Balance Sheets -- December 31, 2002 and 2001

          c. Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

          d. Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

          e. Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

          f.  Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules

     Included at the end of this report are the following:

          a.  Reports of Independent Accountants

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

 EXHIBIT
ITEM NO.                         ITEM AND REFERENCE
---------                        ------------------
  2.01      Agreement and Plan of Merger, dated as of October 24, 2001, by and among Netegrity, Inc., LKN Acquisition Corp., and
            DataChannel, Inc., as amended by the First Amendment to the
            Agreement and Plan of Merger dated as of December 3, 2001
            and by the Second Amendment to the Agreement and Plan of
            Merger, dated as of December 7, 2001 (filed as Exhibit 2.1 to Current Report on Form 8-K dated December 24, 2001 and
            incorporated by reference).
  3.01      Restated Certificate of Incorporation, as amended, of the
            Registrant (filed as Exhibit 3.1 to Registration Statement on Form S-3 filed February 12, 2002 and incorporated by
            reference).
  3.02      Amended and Restated By-Laws of the Registrant (filed as
            Exhibit 3.03 to the Registrant's annual report on Form 10-K for the year ended December 31, 1998, and incorporated by
            reference).
  4.01      Specimen certificate for shares of Common Stock of the
            Registrant (filed as Exhibit 4.01 to the Registrant's
            Registration Statement on Form S-18, No. 33-24446-B, and
            incorporated by reference).
 10.01(1)   1991 Director Stock Plan (filed as Exhibit 10.10 to Annual
            Report on Form 10-K for the fiscal year ended March 31,
            1991, and incorporated by reference).

 EXHIBIT
ITEM NO.                         ITEM AND REFERENCE
---------                        ------------------
 10.02      Form of Non-Qualified Stock Option Agreement for the
            Registrant's 1993 Non-Employee Director Stock Option Plan
            (filed as Exhibit 10.12 to Annual Report on Form 10-K for
            the fiscal year ended March 31, 1993, and incorporated by
            reference).
 10.03(1)   1994 Stock Plan (filed as Exhibit 4 to Registration
            Statement on Form S-8, filed on January 26, 1998, and
            incorporated by reference).
 10.04(1)   1997 Stock Option Plan (filed with the Definitive Proxy
            Statement filed on March 19, 1999 and incorporated by
            reference).
 10.05(1)   1997 Non-Employee Director Stock Option Plan (filed as
            Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended December 1997, and incorporated by reference).
 10.06(1)   2001 Interim General Stock Incentive Plan (filed as Exhibit
            4.1 on Form S-8, filed on October 31, 2002, and incorporated by reference).
 10.07(1)   2002 Employee Retention General Incentive Plan (filed as
            Exhibit 4.1 on Form S-8, filed on October 31, 2002, and
            incorporated by reference).
 10.08(1)   2002 General Stock Incentive Plan (filed as Exhibit 4.1 on
            Form S-8, filed on October 31, 2002, and incorporated by
            reference).
 10.09(1)   2002 Employee Stock Purchase Plan (filed as Exhibit 4.1 on
            Form S-8, filed on October 31, 2002, and incorporated by
            reference).
+10.10      Commercial Lease dated as of March 31, 2000 between the
            Registrant and Renaissance Worldwide, Inc. (filed as Exhibit
            10.09 on Form 10-K for the year ended December 31, 2001 and incorporated by reference).
 10.11      Preferred Stock and Warrant Purchase Agreement among the
            Company, Pequot Private Equity Fund L.P. and Pequot Offshore
            Private Equity Fund, Inc. (filed as Exhibit 4 to Report on
            Form 8-K filed on January 15, 1998, and incorporated by
            reference).
 10.12(1)   Employment Agreement between Netegrity, Inc. and Barry
            Bycoff dated as of May 31, 1996 (filed as Exhibit 10.1 to
            Annual Report on Form 10-K/A for the year ended December 31,
            1998, and incorporated by reference).
 10.13(1)   Netegrity Inc. 2000 Stock Incentive Plan as amended (filed as Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated by reference).
 10.14      Lease Agreement by and between Netegrity, Inc., and
            Stonybrook Associates, LLC dated August 2002 (filed as
            Exhibit 10.1 to Quarterly Report on Form 10-Q for the
            quarter ended September 30, 2002, and incorporated by
            reference).
 10.15(1)   Offer letter from Netegrity, Inc., to Thomas Thimot, dated
            September 6, 2002 (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.16(1)   Indemnification Agreement by and between Netegrity, Inc., a
            Delaware corporation, and Eric Giler, a director of the
            Corporation (filed as Exhibit 10.3 to Quarterly Report on
            Form 10-Q for the quarter ended September 30, 2002, and
            incorporated by reference).
 10.17(1)   Indemnification Agreement by and between Netegrity, Inc., a
            Delaware corporation, and Lawrence D. Lenihan, Jr., a
            director of the Corporation (filed as Exhibit 10.4 to
            Quarterly Report on Form 10-Q for the quarter ended
            September 30, 2002, and incorporated by reference).
 10.18(1)   Indemnification Agreement by and between Netegrity, Inc., a
            Delaware corporation, and Michael L. Mark, a director of the
            Corporation (filed as Exhibit 10.5 to Quarterly Report on
            Form 10-Q for the quarter ended September 30, 2002, and
            incorporated by reference).

 EXHIBIT
ITEM NO.                         ITEM AND REFERENCE
---------                        ------------------
 10.19(1)   Indemnification Agreement by and between Netegrity, Inc., a
            Delaware corporation, and Ralph B. Wagner, a director of the
            Corporation (filed as Exhibit 10.6 to Quarterly Report on
            Form 10-Q for the quarter ended September 30, 2002, and
            incorporated by reference).
 10.20(1)   Consulting Agreement by and between Netegrity, Inc. and
            Thomas Palka (filed as Exhibit 10.7 to Quarterly Report on
            Form 10-Q for the quarter ended September 30, 2002, and
            incorporated by reference).
 10.21(1)   Transition Agreement by and between Netegrity, Inc. and
            Thomas Palka (filed as Exhibit 10.8 to Quarterly Report on
            Form 10-Q for the quarter ended September 30, 2002, and
            incorporated by reference).
 10.22(1)   Executive Retention Agreement by and between Netegrity,
            Inc., and Barry Bycoff (filed as Exhibit 10.9 to Quarterly
            Report on Form 10-Q for the quarter ended September 30,
            2002, and incorporated by reference).
 10.23(1)   Executive Retention Agreement by and between Netegrity,
            Inc., and Regina O. Sommer (filed as Exhibit 10.10 to
            Quarterly Report on Form 10-Q for the quarter ended
            September 30, 2002, and incorporated by reference).
 10.24(1)   Executive Retention Agreement by and between Netegrity,
            Inc., and Deepak Taneja (filed as Exhibit 10.11 to Quarterly
            Report on Form 10-Q for the quarter ended September 30,
            2002, and incorporated by reference).
 10.25(1)   Executive Retention Agreement by and between Netegrity,
            Inc., and James Rosen (filed as Exhibit 10.12 to Quarterly
            Report on Form 10-Q for the quarter ended September 30,
            2002, and incorporated by reference).
 10.26(1)   Executive Retention Agreement by and between Netegrity,
            Inc., and William Bartow (filed as Exhibit 10.13 to
            Quarterly Report on Form 10-Q for the quarter ended
            September 30, 2002, and incorporated by reference).
 10.27(1)   Executive Retention Agreement by and between Netegrity,
            Inc., and Thomas Thimot (filed as Exhibit 10.14 to Quarterly
            Report on Form 10-Q for the quarter ended September 30,
            2002, and incorporated by reference).
 10.28(1)   Executive Retention Agreement by and between Netegrity,
            Inc., and Scott Sullivan (filed as Exhibit 10.15 to
            Quarterly Report on Form 10-Q for the quarter ended
            September 30, 2002, and incorporated by reference).
 10.29(1)   Executive Retention Agreement by and between Netegrity,
            Inc., and Carmen Parisi (filed as Exhibit 10.16 to Quarterly
            Report on Form 10-Q for the quarter ended September 30,
            2002, and incorporated by reference).
 10.30(1)   Executive Retention Agreement by and between Netegrity,
            Inc., and Bradley Nelson (filed as Exhibit 10.17 to
            Quarterly Report on Form 10-Q for the quarter ended
            September 30, 2002, and incorporated by reference).
 10.31(1)   Executive Retention Agreement by and between Netegrity,
            Inc., and Mary Jefts (filed as Exhibit 10.18 to Quarterly
            Report on Form 10-Q for the quarter ended September 30,
            2002, and incorporated by reference).
 10.32(1)   Executive Retention Agreement by and between Netegrity,
            Inc., and Vadim Lander (filed as Exhibit 10.19 to Quarterly
            Report on Form 10-Q for the quarter ended September 30,
            2002, and incorporated by reference).
 10.33(1)   Executive Retention Agreement by and between Netegrity,
            Inc., and Amit Jasuja (filed as Exhibit 10.20 to Quarterly
            Report on Form 10-Q for the quarter ended September 30,
            2002, and incorporated by reference).

 EXHIBIT
ITEM NO.                         ITEM AND REFERENCE
---------                        ------------------
 10.34(1)   Executive Retention Agreement by and between Netegrity,
            Inc., and Thomas Locke (filed as Exhibit 10.21 to Quarterly
            Report on Form 10-Q for the quarter ended September 30,
            2002, and incorporated by reference).
 10.35(1)   Executive Retention Agreement by and between Netegrity,
            Inc., and Mary Colette Cooke (filed as Exhibit 10.22 to
            Quarterly Report on Form 10-Q for the quarter ended
            September 30, 2002, and incorporated by reference).
 10.36(1)   Executive Retention Agreement by and between Netegrity,
            Inc., and Geoffrey Charron (filed as Exhibit 10.23 to
            Quarterly Report on Form 10-Q for the quarter ended
            September 30, 2002, and incorporated by reference).
 10.37(1)   Executive Retention Agreement by and between Netegrity,
            Inc., and Michael Hyman (filed as Exhibit 10.24 to Quarterly
            Report on Form 10-Q for the quarter ended September 30,
            2002, and incorporated by reference).
 10.38(1)   Executive Retention Agreement by and between Netegrity,
            Inc., and Jill Maunder (filed as Exhibit 10.25 to Quarterly
            Report on Form 10-Q for the quarter ended September 30,
            2002, and incorporated by reference).
 10.39(1)   Offer letter from Netegrity, Inc., to Stephanie Feraday,
            dated October 30, 2002 (filed herewith).
 10.40(1)   Executive Retention Agreement by and between Netegrity,
            Inc., and Stephanie Feraday, dated November 4, 2002, (filed herewith).
 21.01      Subsidiaries of the Registrant (filed herewith).
 23.01      Consent of PricewaterhouseCoopers LLP (filed herewith).
 23.03      Consent of KPMG LLP (filed herewith).

---------------

 + Confidential treatment has been reported as to certain provisions, which have been omitted and filed separately with the Commission.

(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

B.  REPORTS ON FORM 8-K

     None.

C.  EXHIBITS:

     The Company hereby files as part of this Form 10-K the exhibits listed in 15(A)(3) above.

     The consolidated financial statements for the year ended December 31, 2001, included in this Form 10-K were audited by Netegrity's former independent auditors, Arthur Andersen LLP ("Andersen"). Effective June 26, 2002, Netegrity's Board of Directors engaged KPMG LLP as its independent auditors and dismissed Andersen. Netegrity would ordinarily be required to obtain the consent of Andersen to the inclusion into this Form 10-K of Andersen's report with respect to its consolidated financial statements for the year ended December 31, 2001. However, Andersen was indicted and found guilty of federal obstruction of justice charges and is no longer able to provide such consent. Under these circumstances, Rule 437a promulgated under the Securities Act of 1933, as amended, permits Netegrity to file this Form 10-K without a written consent from Andersen. The absence of Andersen's consent may limit a security holder's recovery on certain claims. In particular, and without limitation, a person who acquires shares of Netegrity will not be able to assert claims against Andersen under Section 11 of the Securities Act of 1933 if this Form 10-K contains financial statements audited by Andersen that include an untrue statement of material fact or omit to state a material fact necessary to make other disclosure in those financial statements not misleading. In addition, the ability of

Andersen to satisfy any claims (including claims arising from Andersen's provision of auditing and other services to Netegrity) may be limited as a practical matter due to recent events regarding Andersen.

D.  FINANCIAL STATEMENT SCHEDULES:

     The Company hereby files as part of this Form 10-K the financial statement schedule listed in Item 15(A)(2) above.

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

February 13, 2003

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

                    SIGNATURE                                     TITLE                       DATE
                    ---------                                     -----                       ----

               /s/ BARRY N. BYCOFF                      President, Chief Executive      February 13, 2003
    -----------------------------------------          Officer, Director (Principal
                 Barry N. Bycoff                            Executive Officer)


               /s/ REGINA O. SOMMER                    Chief Financial Officer and      February 13, 2003
    -----------------------------------------         Treasurer (Principal Financial
                 Regina O. Sommer                    Officer and Principal Accounting
                                                                 Officer)


               /s/ PAUL F. DENINGER                              Director               February 13, 2003
    -----------------------------------------
                 Paul F. Deninger


                /s/ ERIC R. GILER                                Director               February 13, 2003
    -----------------------------------------
                  Eric R. Giler


             /s/ LAWRENCE D. LENIHAN                             Director               February 13, 2003
    -----------------------------------------
               Lawrence D. Lenihan


               /s/ RALPH B. WAGNER                               Director               February 13, 2003
    -----------------------------------------
                 Ralph B. Wagner


               /s/ MICHAEL L. MARK                               Director               February 13, 2003
    -----------------------------------------
                 Michael L. Mark

                                 CERTIFICATIONS

I, Barry N. Bycoff, President and Chief Executive Officer, certify that

          1. I have reviewed this annual report on Form 10-K of Netegrity, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: February 13, 2003

                                 CERTIFICATIONS

I, Regina O. Sommer, Chief Financial Officer and Treasurer, certify that:

          1. I have reviewed this annual report on Form 10-K of Netegrity, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:     /s/ REGINA O. SOMMER
                                            ------------------------------------
                                                      Regina O. Sommer
                                                Chief Financial Officer and
                                                          Treasurer
                                              (Principal Financial Officer and
                                                Principal Accounting Officer)

Date: February 13, 2003

                                NETEGRITY, INC.

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES/OXLEY ACT OF 2002

     In connection with the Annual Report of Netegrity, Inc. (the "Company") on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Barry N. Bycoff, President and Chief Executive Officer of the Company, certify, pursuant to Section 1350 of Chapter 63 of Title 18, United States Code, that this Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

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

Date: February 13, 2003

                                NETEGRITY, INC.

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES/OXLEY ACT OF 2002

     In connection with the Annual Report of Netegrity, Inc. (the "Company") on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Regina O. Sommer, Chief Financial Officer and Treasurer of the Company, certify, pursuant to Section 1350 of Chapter 63 of Title 18, United States Code, that this Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                          By:     /s/ REGINA O. SOMMER
                                            ------------------------------------
                                                      Regina O. Sommer
                                             Chief Financial Officer (Principal
                                                          Financial
                                              Officer and Principal Accounting
                                                           Officer)

Date: February 13, 2003

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Netegrity, Inc.:

     Under date of January 29, 2003, we reported on the consolidated balance sheet of Netegrity, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, which are included in this Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for the year ended December 31, 2002 in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in our Report of Independent Accountants, the consolidated financial statements of Netegrity, Inc. and subsidiaries as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 1 to the consolidated financial statements, those financial statements have been restated. In our opinion, the adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Netegrity, Inc. and subsidiaries other than respect to such adjustments and, accordingly, we do not express an opinion or any form of assurance on the 2001 consolidated financial statements taken as a whole.

                                          KPMG LLP

Boston, Massachusetts
January 29, 2003

THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP (ANDERSEN) IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY ANDERSEN ON JANUARY 30, 2002. THE REPORT OF ANDERSEN IS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO RULE 2-02(E) OF REGULATION S-X. AFTER REASONABLE EFFORTS THE COMPANY HAS NOT BEEN ABLE TO OBTAIN A REISSUED REPORT FROM ANDERSEN. ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT ON FORM 10-K. BECAUSE ANDERSEN HAS NOT CONSENTED TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT, IT MAY BE DIFFICULT TO SEEK REMEDIES AGAINST ANDERSEN AND THE ABILITY TO SEEK RELIEF AGAINST ANDERSEN MAY BE IMPAIRED.

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

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 30, 2002

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Netegrity, Inc.:

     Our audit of the consolidated financial statements referred to in our report dated January 25, 2001, appearing in this Annual Report on Form 10-K of Netegrity, Inc. also included an audit of the financial statement schedule listed in Item 15(A)(2) of this Form 10-K for the year ended December 31, 2000. In our opinion, the financial statement schedule for the year ended December 31, 2000, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
January 25, 2001

                                NETEGRITY, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                   BALANCE AT                               BALANCE AT
                                                   BEGINNING                                  END OF
                                                   OF PERIOD    ADDITIONS   DEDUCTIONS(1)     PERIOD
                                                   ----------   ---------   -------------   ----------
                                                                     (IN THOUSANDS)
Year ended December 31, 2002:
Allowance for doubtful accounts receivable.......    $1,579        (132)         (525)        $  922
Year ended December 31, 2001:
Allowance for doubtful accounts receivable.......    $  951       2,573        (1,945)        $1,579
Year ended December 31, 2000:
Allowance for doubtful accounts receivable.......    $  484       1,409          (942)        $  951

---------------

(1) Primarily uncollectible accounts written off, net of recoveries.

                                EXHIBIT INDEX

EXHIBIT
ITEM NO.                         ITEM AND REFERENCE
---------                        ------------------

  2.01 Agreement and Plan of Merger, dated as of October 24, 2001, by and among Netegrity, Inc., LKN Acquisition Corp., and DataChannel, Inc., as amended by the First Amendment to the Agreement and Plan of Merger dated as of December 3, 2001 and by the Second Amendment to the Agreement and Plan of Merger, dated as of December 7, 2001 (filed as Exhibit 2.1 to Current Report on Form 8-K dated December 24, 2001 and incorporated by reference).
  3.01 Restated Certificate of Incorporation, as amended, of the Registrant (filed as Exhibit 3.1 to Registration Statement on Form S-3 filed February 12, 2002 and incorporated by reference).
  3.02      Amended and Restated By-Laws of the Registrant (filed as
            Exhibit 3.03 to the Registrant's annual report on Form 10-K for the year ended December 31, 1998, and incorporated by reference).
  4.01 Specimen certificate for shares of Common Stock of the Registrant (filed as Exhibit 4.01 to the Registrant's Registration Statement on Form S-18, No. 33-24446-B, and incorporated by reference).
 10.01(1) 1991 Director Stock Plan (filed as Exhibit 10.10 to Annual Report on Form 10-K for the fiscal year ended March 31, 1991, and incorporated by reference).
  10.02 Form of Non-Qualified Stock Option Agreement for the Registrant's 1993 Non-Employee Director Stock Option Plan (filed as Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993, and incorporated by reference).
 10.03(1) 1994 Stock Plan (filed as Exhibit 4 to Registration Statement on Form S-8, filed on January 26, 1998, and incorporated by reference).
 10.04(1) 1997 Stock Option Plan (filed with the Definitive Proxy Statement filed on March 19, 1999 and incorporated by reference).
 10.05(1)   1997 Non-Employee Director Stock Option Plan (filed as
            Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended December 1977, and incorporated by reference).
 10.06(1)   2001 Interim General Stock Incentive Plan (filed as Exhibit
            4.1 on Form S-8, filed on October 31, 2002, and incorporated by reference).
 10.07(1)   2002 Employee Retention General Incentive Plan (filed as
            Exhibit 4.1 on Form S-8, filed on October 31, 2002, and incorporated by reference).
 10.08(1) 2002 General Stock Incentive Plan (filed as Exhibit 4.1 on Form S-8, filed on October 31, 2002, and incorporated by reference).
 10.09(1) 2002 Employee Stock Purchase Plan (filed as Exhibit 4.1 on Form S-8, filed on October 31, 2002, and incorporated by reference).
+10.10 Commercial Lease dated as of March 31, 2000 between the Registrant and Renaissance Worldwide, Inc. (filed as Exhibit
            10.09 on Form 10-K for the year ended December 31, 2001 and incorporated by reference).
 10.11 Preferred Stock and Warrant Purchase Agreement among the Company, Pequot Private Equity Fund L.P. and Pequot Offshore Private Equity Fund, Inc. (filed as Exhibit 4 to Report on Form 8-K filed on January 15, 1998, and incorporated by reference).
 10.12(1) Employment Agreement between Netegrity, Inc. and Barry Bycoff dated as of May 31, 1996 (filed as Exhibit 10.1 to Annual Report on Form 10-K/A for the year ended December 31,

                                EXHIBIT INDEX

 10.13(1) Netegrity Inc. 2000 Stock Incentive Plan as amended (filed as Exhibit 10.12 to Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated by reference).
 10.14 Lease Agreement by and between Netegrity, Inc., and Stonybrook Associates, LLC dated August 2002 (filed as
            Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.15(1) Offer letter from Netegrity, Inc., to Thomas Thimot, dated September 6, 2002 (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.16(1) Indemnification Agreement by and between Netegrity, Inc., a Delaware corporation, and Eric Giler, a director of the Corporation (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.17(1) Indemnification Agreement by and between Netegrity, Inc., a Delaware corporation, and Lawrence D. Lenihan, Jr., a director of the Corporation (filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.18(1) Indemnification Agreement by and between Netegrity, Inc., a Delaware corporation, and Michael L. Mark, a director of the Corporation (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.19(1) Indemnification Agreement by and between Netegrity, Inc., a Delaware corporation, and Ralph B. Wagner, a director of the Corporation (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.20(1) Consulting Agreement by and between Netegrity, Inc. and Thomas Palka (filed as Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.21(1) Transition Agreement by and between Netegrity, Inc. and Thomas Palka (filed as Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.22(1) Executive Retention Agreement by and between Netegrity, Inc., and Barry Bycoff (filed as Exhibit 10.9 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.23(1) Executive Retention Agreement by and between Netegrity, Inc., and Regina O. Sommer (filed as Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.24(1) Executive Retention Agreement by and between Netegrity, Inc., and Deepak Taneja (filed as Exhibit 10.11 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.25(1) Executive Retention Agreement by and between Netegrity, Inc., and James Rosen (filed as Exhibit 10.12 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.26(1) Executive Retention Agreement by and between Netegrity, Inc., and William Bartow (filed as Exhibit 10.13 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).

                                EXHIBIT INDEX

 10.27(1) Executive Retention Agreement by and between Netegrity, Inc., and Thomas Thimot (filed as Exhibit 10.14 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.28(1) Executive Retention Agreement by and between Netegrity, Inc., and Scott Sullivan (filed as Exhibit 10.15 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.29(1) Executive Retention Agreement by and between Netegrity, Inc., and Carmen Parisi (filed as Exhibit 10.16 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.30(1) Executive Retention Agreement by and between Netegrity, Inc., and Bradley Nelson (filed as Exhibit 10.17 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.31(1) Executive Retention Agreement by and between Netegrity, Inc., and Mary Jefts (filed as Exhibit 10.18 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.32(1) Executive Retention Agreement by and between Netegrity, Inc., and Vadim Lander (filed as Exhibit 10.19 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.33(1) Executive Retention Agreement by and between Netegrity, Inc., and Amit Jasuja (filed as Exhibit 10.20 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.34(1) Executive Retention Agreement by and between Netegrity, Inc., and Thomas Locke (filed as Exhibit 10.21 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.35(1) Executive Retention Agreement by and between Netegrity, Inc., and Mary Colette Cooke (filed as Exhibit 10.22 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.36(1) Executive Retention Agreement by and between Netegrity, Inc., and Geoffrey Charron (filed as Exhibit 10.23 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.37(1) Executive Retention Agreement by and between Netegrity, Inc., and Michael Hyman (filed as Exhibit 10.24 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.38(1) Executive Retention Agreement by and between Netegrity, Inc., and Jill Maunder (filed as Exhibit 10.25 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).
 10.39(1) Offer letter from Netegrity, Inc., to Stephanie Feraday, dated October 30, 2002 (filed herewith).
 10.40(1) Executive Retention Agreement by and between Netegrity, Inc., and Stephanie Feraday (filed herewith).
 16.01 Letter from PricewaterhouseCoopers LLP regarding the change in accountant (filed as Exhibit 16.1 to Report on Form 8-K dated March 18, 2001, and incorporated by reference).
 21.01      Subsidiaries of the Registrant (filed herewith).
 23.01      Consent of PricewaterhouseCoopers LLP (filed herewith).
 23.03      Consent of KPMG LLP (filed herewith).