Form 10-K/A
period 2002-12-31
NETEGRITY INC
filed 2003-03-06
CIK 840824

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

                  FOR ANNUAL OR TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). |X| Yes No | |

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

                                EXPLANATORY NOTE

      THIS AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 IS BEING FILED TO REFLECT THE INCREASE, FROM 55,000,000 TO 135,000,000, IN THE AUTHORIZED NUMBER OF SHARES OF OUR COMMON STOCK, AS APPROVED BY OUR STOCKHOLDERS ON MAY 30, 2001. THE REVISED NUMBER OF AUTHORIZED SHARES IS INCLUDED IN THE AMENDED AND RESTATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (ITEM 8) FILED HEREWITH. THERE HAVE BEEN NO OTHER CHANGES TO OUR FINANCIAL STATEMENTS SET FORTH HEREIN.

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


                                         PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
January 25, 2001

                        NETEGRITY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                  -------------------------
                                                                     2002            2001
                                                                  ---------       ---------
                                                                  (IN THOUSANDS, EXCEPT PER
                                                                         SHARE DATA)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ................................      $  25,707       $  29,332
  Short-term marketable securities .........................         48,361          73,651
  Accounts receivable -- trade, net of allowances of $922
     at December 31, 2002; $1,579 at December 31, 2001 .....         15,046          16,122
  Prepaid expenses and other current assets ................          2,949           3,418
  Restricted cash ..........................................            281              --
                                                                  ---------       ---------
     Total Current Assets ..................................         92,344         122,523
  Long-term marketable securities ............................       12,655           6,083
  Property and equipment, net ................................        6,837           8,494
  Restricted cash ............................................          790             631
  Goodwill ...................................................           --          57,262
  Other intangible assets, net ...............................        5,398          10,846
  Other assets ...............................................          338             340
                                                                  ---------       ---------
     Total Assets ..........................................      $ 118,362       $ 206,179
                                                                  =========       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable -- trade ................................      $   1,906       $   1,707
  Accrued compensation and benefits ........................          4,293           5,152
  Other accrued expenses ...................................          6,530           9,956
  Deferred revenue .........................................         14,875          13,223
                                                                  ---------       ---------
     Total Current Liabilities .............................         27,604          30,038
                                                                  ---------       ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, voting, $.01 par value; 135,000 shares
  authorized; 34,346 shares issued and 34,308 shares
  outstanding at December 31, 2002; 33,866 issued and 33,828
  outstanding at December 31, 2001 .........................            343             339
Additional paid-in capital .................................        197,250         196,492
Accumulated other comprehensive income (loss) ..............            106             (44)
Accumulated deficit ........................................       (106,741)        (20,432)
Loan to officer ............................................           (116)           (130)
                                                                  ---------       ---------
                                                                     90,842         176,225
Less -- Treasury Stock, at cost: 38 shares .................            (84)            (84)
                                                                  ---------       ---------
Total Stockholders' Equity .................................         90,758         176,141
                                                                  ---------       ---------
Total Liabilities and Stockholders' Equity .................      $ 118,362       $ 206,179
                                                                  =========       =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        NETEGRITY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             YEARS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                       2002           2001           2000
                                                     --------       --------       --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Software licenses ...........................      $ 36,072       $ 55,314       $ 37,688
  Services ....................................        30,158         29,199         13,902
  Other .......................................         3,034          3,633          3,655
                                                     --------       --------       --------
     Total revenues ...........................        69,264         88,146         55,245
                                                     --------       --------       --------
Cost of revenues:
  Cost of software licenses ...................         2,071          1,931          2,549
  Non-cash cost of software licenses ..........         5,449            153             --
  Cost of services ............................        13,664         15,113          8,624
  Cost of other ...............................         1,827          2,221          2,169
                                                     --------       --------       --------
     Total cost of revenues ...................        23,011         19,418         13,342
                                                     --------       --------       --------
Gross profit ..................................        46,253         68,728         41,903
Selling, general and administrative expenses ..        52,755         51,989         36,094
Research and development costs ................        22,701         15,791          9,103
Impairment charge .............................        57,374             --             --
Acquired in-process research and development ..            --          3,000             --
Restructuring and other non-recurring charges .         2,080            529             --
                                                     --------       --------       --------
Loss from operations ..........................       (88,657)        (2,581)        (3,294)
Other income, net .............................         2,418          4,831          6,103
                                                     --------       --------       --------
Income (loss) before provision for income taxes       (86,239)         2,250          2,809
Provision for income taxes ....................            70            607             75
                                                     --------       --------       --------
Net income (loss) .............................      $(86,309)      $  1,643       $  2,734
                                                     ========       ========       ========
Earnings (loss) per share:
  Basic .......................................      $  (2.53)      $   0.05       $   0.09
  Diluted .....................................      $  (2.53)      $   0.05       $   0.08
Weighted average shares outstanding:
  Basic .......................................        34,078         31,076         29,010
  Diluted .....................................        34,078         32,936         33,407

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        NETEGRITY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  ACCUMULATED
                                                                     OTHER
                                                     ADDITIONAL  COMPREHENSIVE                    LOAN                      TOTAL
                                          COMMON      PAID-IN        INCOME      ACCUMULATED       TO       TREASURY   STOCKHOLDERS'
                                          STOCK       CAPITAL        (LOSS)        DEFICIT       OFFICER      STOCK       EQUITY
                                        ---------    ---------   -------------   -----------    ---------   ---------  -------------
                                                                               (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  1999 .............................          257      131,200             --       (24,809)         (130)        (84)     106,434
Net income .........................           --           --             --         2,734            --          --        2,734
Issuance of common stock from
  warrant exercises (2,251
  shares) ..........................           22        2,980             --            --            --          --        3,002
Issuance of common stock under stock
  plans (2,247 shares) .............           23        5,414             --            --            --          --        5,437
Recognition of compensation expense
  on warrant .......................           --          292             --            --            --          --          292
                                        ---------    ---------      ---------     ---------     ---------   ---------    ---------
BALANCE AT DECEMBER 31,
  2000 .............................          302      139,886             --       (22,075)         (130)        (84)     117,899
Comprehensive income, net of taxes:
  Net income .......................           --           --             --         1,643            --          --        1,643
  Other comprehensive loss --
    translation adjustment .........           --           --            (44)           --            --          --          (44)
                                                                                                                         ---------
  Total comprehensive income .......           --           --             --            --            --          --        1,599
                                                                                                                         ---------
Issuance of common stock for
  acquisition (2,500 shares) .......           25       49,674             --            --            --          --       49,699
Issuance of common stock under stock
  plans (1,114 shares) .............           12        6,909             --            --            --          --        6,921
Issuance of warrants ...............           --           23             --            --            --          --           23
                                        ---------    ---------      ---------     ---------     ---------   ---------    ---------
BALANCE AT DECEMBER 31,
  2001 .............................    $     339    $ 196,492      $     (44)    $ (20,432)    $    (130)  $     (84)   $ 176,141
Comprehensive loss, net of taxes:
  Net loss .........................           --           --             --       (86,309)           --          --      (86,309)
  Other comprehensive income .......           --           --            150            --            --          --          150
                                                                                                                         ---------
  Total comprehensive loss .........           --           --             --            --            --          --      (86,159)
                                                                                                                         ---------
Issuance of common stock under stock
  plans (476 shares) ...............            4          758             --            --            --          --          762
Repayment of loan to officer .......           --           --             --            --            14          --           14
                                        ---------    ---------      ---------     ---------     ---------   ---------    ---------
BALANCE AT DECEMBER 31,
  2002 .............................    $     343    $ 197,250      $     106     $(106,741)    $    (116)  $     (84)   $  90,758
                                        =========    =========      =========     =========     =========   =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        NETEGRITY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED DECEMBER 31,
                                                               -------------------------------------
                                                                  2002          2001          2000
                                                               ---------     ---------     ---------
                                                                           (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss) .........................................    $ (86,309)    $   1,643     $   2,734
Adjustments to reconcile net income (loss) to net cash
  (used for) provided by operating activities:
  Depreciation, amortization and impairment ...............       67,531         2,906         1,124
  Provision (recoveries) for doubtful accounts
     receivable ...........................................         (132)        2,573         1,409
  Acquired in-process research and development ............           --         3,000            --
  Compensation expense related to warrant .................           --            --           292
  Loss on disposal of property and equipment ..............           --            --            46
  Other ...................................................          282           291            --
Changes in operating assets and liabilities, net of effects
  of acquisition:
  Accounts receivable -- trade ............................        1,208        (2,601)      (12,436)
  Prepaid expenses and other current assets ...............          153        (1,058)           56
  Other assets ............................................          318          (140)           15
  Accounts payable -- trade ...............................          200          (820)          607
  Accrued compensation and benefits .......................         (859)       (3,290)        6,275
  Other accrued expenses ..................................       (3,539)        2,337         1,932
  Deferred revenue ........................................        1,652         3,490         7,130
                                                               ---------     ---------     ---------
Net cash (used for) provided by operating activities ......      (19,495)        8,331         9,184
                                                               ---------     ---------     ---------
INVESTING ACTIVITIES:
Proceeds from sales of marketable securities ..............       60,868        30,680            --
Proceeds from maturities of marketable securities .........      120,619       160,610            --
Purchases of marketable securities ........................     (162,868)     (271,315)           --
Purchases of property and equipment .......................       (3,052)       (4,598)       (3,813)
Cash used for acquisition, net of cash acquired ...........           --       (17,518)           --
Restricted cash ...........................................         (440)          311          (942)
                                                               ---------     ---------     ---------
Net cash (used for) provided by investing activities ......       15,127      (101,830)       (4,755)
                                                               ---------     ---------     ---------
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock ................           --            --         3,002
Issuance of common stock under stock plans ................          762         6,921         5,437
Repayment of loan to officer and other principal payments
  under capital leases ....................................           14           172            --
                                                               ---------     ---------     ---------
Net cash provided by financing activities .................          776         7,093         8,439
                                                               ---------     ---------     ---------
Effect of exchange rate changes on cash and cash
  equivalents .............................................          (33)           (9)           --
Net change in cash and cash equivalents ...................       (3,625)      (86,415)       12,868
Cash and cash equivalents at beginning of year ............       29,332       115,747       102,879
                                                               ---------     ---------     ---------
Cash and cash equivalents at end of year ..................    $  25,707     $  29,332     $ 115,747
                                                               =========     =========     =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  ACTIVITIES:
Acquisition of DataChannel, Inc.:
Fair value of assets acquired .............................    $      --     $  70,196     $      --
Less:
  Cash paid ...............................................           --        16,087            --
  Fair value of stock issued ..............................           --        49,699            --
  Accrued acquisition costs ...............................           --         2,970            --
                                                               ---------     ---------     ---------
Liabilities assumed .......................................    $      --     $   1,440     $      --
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

                Computer equipment and purchased software........   3-5 years
                Furniture and office equipment...................   5-7 years
                Leasehold improvements...........................   Shorter of lease term or useful life of asset

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

OTHER ACCRUED EXPENSES

      Other accrued expenses consist of the following (in thousands):

                                                               DECEMBER 31,
                                                           --------------------
                                                            2002          2001
                                                           ------        ------
            Acquisition related lease obligations ..       $1,053        $1,834
            Accrued acquisition costs ..............           --         1,585
            Accrued income taxes ...................          353           607
            Accrued sales taxes ....................        1,486         1,500
            Other ..................................        3,638         4,430
                                                           ------        ------
                                                           $6,530        $9,956
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

                                                                   YEAR ENDED
                                                       ---------------------------------
                                                         2002         2001        2000
                                                       --------     --------    --------
      Net income (loss) ...........................    $(86,309)    $  1,643    $  2,734
      Basic weighted average shares outstanding ...      34,078       31,076      29,010
      Dilutive effect of stock options and warrants          --        1,860       4,397
      Diluted shares outstanding ..................      34,078       32,936      33,407
      Basic EPS ...................................    $  (2.53)    $   0.05    $   0.09
      Diluted EPS .................................    $  (2.53)    $   0.05    $   0.08

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

                                                                     YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------
                                                               2002            2001            2000
                                                           -----------     -----------     -----------
      Net income (loss), as reported ..................    $   (86,309)    $     1,643     $     2,734
      Add: Stock-based employee compensation expense
        included in reported net income, net of related
        tax effects ...................................        (86,431)        (95,688)        (23,552)
                                                           -----------     -----------     -----------
      Pro-forma net (loss) ............................    $  (172,740)    $   (94,045)    $   (20,818)
                                                           ===========     ===========     ===========
      Earnings (loss) per share:
        Basic -- as reported ..........................    $     (2.53)    $      0.05     $      0.09
        Basic -- pro-forma ............................    $     (5.07)    $     (3.03)    $     (0.72)
                                                           ===========     ===========     ===========
        Diluted -- as reported ........................    $     (2.53)    $      0.05     $      0.08
        Diluted -- pro-forma ..........................    $     (5.07)    $     (3.03)    $     (0.72)
                                                           ===========     ===========     ===========

      The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                               DECEMBER 31
                                          -------------------------------------------------------------------------------
                                                  2002                           2001                         2000
                                          ------------------      -------------------------------     -------------------
                                            STOCK                  STOCK                               STOCK
                                           OPTIONS      ESPP      OPTIONS       ESPP1      ESPP 2     OPTIONS       ESPP
                                          --------    -------     -------     -------     -------     -------      -------
      Risk-free interest rate ........       2.95%       1.65%       5.39%       2.71%       4.44%       6.45%       6.25%
      Expected dividend yield ........        0.0%        0.0%        0.0%        0.0%        0.0%        0.0%        0.0%
      Expected volatility ............        140%        106%        126%        131%        143%        107%         96%
      Expected life (years) ..........        5.0         0.4         4.0         0.6         0.6         5.0         0.6
      Weighted  average  fair value of
        options granted during the
        year .........................    $ 11.51     $  0.65     $ 25.22     $  3.80     $ 11.70     $ 34.94     $ 18.54

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

      The Company initially amortized the acquired existing technology of approximately $11.0 million over an estimated remaining useful life of three years. This technology was embedded in the initial version of one of our products that was released in the fourth quarter of 2002. During the fourth quarter of 2002, the Company made the decision to remove the acquired technology from its products. It is expected that the first version of our products that do not include the portal technology will be released in August 2003 and will be the only version sold in the third quarter of 2003. As a result of this decision, we determined that there has been a change in the estimated useful life of the acquired technology and therefore it is appropriate to amortize the associated expense over a nine month period starting at the beginning of the fourth quarter of 2002 (the period during which the change in estimated life was identified) through June 30, 2003. Amortization expense related to the purchased technology was $5.4 million and $153,000 for the years ended December 31, 2002 and 2001, respectively, and has been classified as non-cash cost of software licenses in the accompanying consolidated statements of operations. Amortization expense for the purchased technology is estimated to be approximately $5.4 million for the year ended December 31, 2003

      The total goodwill of approximately $57.4 million related to the acquisition was not amortized in accordance with SFAS No. 142. In lieu of being amortized, goodwill is required to be tested for impairment annually or on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. During the first quarter of 2002, the Company performed a transitional impairment test on goodwill and concluded that there was no impairment as of January 1, 2002. During the third quarter of 2002, the Company determined that a significant decline in its stock price as a result of underperformance relative to recent and expected operating results and the overall adverse change in the business climate had resulted in a triggering event that warranted an impairment review in accordance with SFAS No. 142. As a result, the Company tested for impairment based on a two-step approach. The first step was to test for indicators of impairment of goodwill by comparing the fair value of the Company with its carrying value. Since the Company operates as an enterprise-wide reporting unit, it was determined that the market value of the Company represents an approximation of its fair value as of September 30, 2002. Furthermore, it was determined that the fair value of the Company as of September 30, 2002 was less than its carrying value and therefore, an indication of impairment existed. The second step was to measure the amount of the impairment of goodwill. As a result of the second step, we determined that the implied fair value of the goodwill determined using the market capitalization of the Company on September 30, 2002 was lower than its carrying value and therefore, goodwill had been impaired. The Company recorded a charge of $57.4 million in the third quarter of 2002, classified as impairment charge in the accompanying consolidated statements of operations, to write down goodwill to its implied fair value of zero.

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

                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                                              2001         2000
                                                           --------     --------
      Revenues ........................................    $ 95,965     $ 63,466
      Net loss ........................................    $(23,654)    $(30,692)
      Net loss per basic and fully diluted common share    $  (0.70)    $  (0.98)

NOTE 4: MARKETABLE SECURITIES

      As of December 31, 2002 and 2001, based on management's intentions, all marketable securities have been classified as "available-for-sale" and consist of the following (in thousands):

                                                          DECEMBER 31,
                                                      ------------------
                                                        2002       2001
                                                      -------    -------
            Municipal securities .................    $25,191    $18,065
            Corporate bonds and notes ............     25,342     19,889
            Asset backed corporate debt securities     10,483     12,733
            Commercial paper .....................         --     17,037
            U.S. Government-agency securities ....         --     12,010
                                                      -------    -------
                                                      $61,016    $79,734
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

NOTE 5: PROPERTY AND EQUIPMENT

      Property and equipment are stated at acquisition cost and consist of the following (in thousands):

                                                               DECEMBER 31,
                                                         ---------------------
                                                           2002         2001
                                                         --------     --------
            Computer equipment and purchased software    $ 12,875     $ 10,771
            Leasehold improvements ..................       1,504          654
            Furniture and office equipment ..........       1,677        1,578
                                                         --------     --------
                                                           16,056       13,003
            Less accumulated depreciation ...........      (9,219)      (4,509)
                                                         --------     --------
                                                         $  6,837     $  8,494
                                                         ========     ========

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

                                                                            OTHER CONTRACTUAL
                            YEARS ENDING DECEMBER 31,    OPERATING LEASES      OBLIGATIONS         TOTAL
                            -------------------------    ----------------   -----------------   ----------
                          2003.......................       $    4,626          $  1,000        $    5,626
                          2004.......................            2,380             1,400             3,780
                          2005.......................            1,788             1,600             3,388
                          2006.......................            1,734                --             1,734
                          2006.......................            1,734                --             1,734
                          Thereafter.................              632                --               632
                                                            ----------          --------        ----------
                                                            $   12,894          $  4,000        $   16,894
                                                            ==========          ========        ==========

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

ACQUISITION TRANSACTIONS

      On August 2, 2001, the Company entered into an agreement with Broadview International LLC ("Broadview"), which called for Broadview to assist the Company in negotiating and structuring acquisitions of a defined set of companies with portal service products. The Chairman and Chief Executive Officer of Broadview is a member of the Company's Board of Directors. Under the agreement, Broadview was entitled to a transaction fee equal to $750,000 in connection with the Company's acquisition of DataChannel. The Company had a substantially similar agreement with an investment bank that was not related to the Company and thus believes the agreement with Broadview was entered into on the same terms and conditions as would have been granted on an arm's-length basis.

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

NOTE 8: INCOME TAXES

      The components of income tax expense are as follows (in thousands):

                                                    YEAR ENDED
                                                   DECEMBER 31,
                                             ------------------------
                                              2002      2001     2000
                                             -----     -----    -----
            Current:
              Federal ...................    $(135)    $ 223    $  75
              State .....................       21       168       --
              Foreign ...................      184       216       --
                                             -----     -----    -----
                                             $  70     $ 607    $  75
                                             -----     -----    -----
            Deferred:
              Federal ...................    $  --     $  --    $  --
              State .....................       --        --       --
              Foreign ...................       --        --       --
                                             -----     -----    -----
                                                --        --       --
                                             -----     -----    -----
                 Total income tax expense    $  70     $ 607    $  75
                                             =====     =====    =====

      The provision for income taxes differs from the federal statutory rate of 34% as follows (in thousands):

                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                            ----------------------------------
                                                              2002         2001         2000
                                                            --------     --------     --------
      Expected federal tax provision (benefit) .........    $(29,321)    $    765     $    955
      State provision ..................................          14          288           --
      Non-deductible in-process research and development          --        1,020           --
      Other ............................................        (113)         282           81
      Goodwill impairment ..............................      19,507           --           --
      Change in valuation allowance ....................       9,983       (1,748)        (961)
                                                            --------     --------     --------
                                                            $     70     $    607     $     75
                                                            ========     ========     ========

      Significant components of the deferred tax assets and liabilities are as follows (in thousands):

                                                         DECEMBER 31,
                                                    ---------------------
                                                      2002         2001
                                                    --------     --------
            Net operating loss carryforward ....    $ 70,837     $ 63,407
            Loss on investment .................         908          908
            Accruals and reserves ..............       2,274        1,487
            Research and development tax credits       3,806        3,343
            Intangible assets ..................      (2,159)      (4,400)
            Other ..............................         236        1,103
            Valuation allowance ................     (75,902)     (65,848)
                                                    --------     --------
                                                    $     --     $     --
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

NOTE 9: CAPITAL STOCK AND CAPITAL STOCK WARRANTS

AUTHORIZED CAPITAL STOCK

      In May 2001, stockholders of Netegrity approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of capital stock from 55.0 million to 135.0 million. As of December 31, 2002, the authorized capital stock of the Company was comprised of
135.0 million shares of common stock (approximately 34.3 million shares issued), and 5.0 million shares of preferred stock, $0.01 par value (see Preferred Stock Issuances, below).

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

WARRANTS

      Outstanding warrants as of December 31, 2002 consisted of the following:

                            DATE GRANTED          NUMBER OF WARRANTS   EXERCISE PRICE     EXPIRATION DATE
                       ----------------------     ------------------   --------------     ---------------
                       August 2, 1999........           37,500            $  14.00        August 2, 2003
                       December 15, 2000.....            4,004            $  62.50        December 15, 2004
                       June 29, 2001.........            6,965            $  24.77        June 29, 2004
                                                       -------
                                                        48,469
                                                       =======

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

      Stock Option Plans for Employees and Others: The Company maintains stock option plans intended for employees, consultants and officers and, in the case of one of the plans, directors, providing for the granting of options to purchase up to 12,369,500 shares of

Company common stock as an inducement to obtain and retain the services of qualified persons. Incentive stock options may be granted to officers and employees, and non-qualified stock options may be granted to directors, officers, employees or consultants. As of December 31, 2002, aggregate options for 6,883,771 shares were available for future grant to employees and officers of and consultants to the Company.

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

SUMMARY OF OPTION ACTIVITY

      Stock option activity for the years ended December 31 is as follows (in thousands, except average life and price data):

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------------
                                                       2002               2001               2000
                                                -----------------  -----------------  -----------------
                                                         WEIGHTED           WEIGHTED           WEIGHTED
                                                          AVERAGE            AVERAGE            AVERAGE
                                                         EXERCISE           EXERCISE           EXERCISE
                                                 SHARES    PRICE    SHARES    PRICE    SHARES    PRICE
                                                 ------    -----    ------    -----    ------    -----
            Options outstanding at
              beginning of year.............     4,114   $ 20.11    6,500   $ 24.58    6,530   $  9.98
            Option activity during the
              year:
              Granted.......................     5,025     13.06    1,898     34.38    2,427     43.54
              Exercised.....................      (364)     1.62   (1,073)     5.57   (2,215)     2.10
              Forfeited.....................      (899)    19.80   (1,031)    31.48     (242)    25.00
              Option Offer..................     (5,745)   20.02    (2,180)   45.62       --        --
                                                 ------             ------             -----
            Options outstanding at end of
              year..........................     2,131   $  7.63    4,114   $ 20.11    6,500   $ 24.58
                                                 =====   =======    =====   =======    =====   =======
            Options exercisable.............     1,030              1,896              1,831
                                                 =====              =====              =====

      Stock options outstanding at December 31, 2002 are as follows (in thousands, except price data):

                                                                                  OPTIONS EXERCISABLE
                                                         OPTIONS OUTSTANDING      -------------------
                                                      --------------------------             WEIGHTED
                                                      WEIGHTED      WEIGHTED                  AVERAGE
                                           SHARES     AVERAGE        AVERAGE                 EXERCISE
            RANGE OF EXERCISE PRICES     OUTSTANDING   LIFE(A)    EXERCISE PRICE  SHARES       PRICE
            ------------------------     -----------  --------    --------------  ------       -----
            $.83-$1.42..............         474         3.6        $  0.95        474       $  0.95
            $1.46-$2.05.............         300         6.8           1.99         11          1.47
            $2.06-$2.46.............         321         6.5           2.27        173          2.29
            $2.67-$2.99.............         410         6.8           2.72         73          2.74
            $3.25-$15.25............         201         6.7           7.05         76          8.23
            $15.37-$17.34...........         156         7.4          16.14         16         17.28
            $17.70-$78.00...........         269         8.5          35.12        207         35.00
                                            -----                                 -----
            $.83-$78.00.............        2,131        6.3        $  7.63       1,030      $  8.93
                                            =====        ===        =======       =====      =======

----------
(a)   Average contractual life remaining in years.

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

                                    2002       2001       2000
                                  -------    -------    -------
            Revenues:
              North America ..    $56,155    $72,022    $45,278
              Europe .........     10,145     11,293      8,114
              Asia Pacific ...      2,964      4,831      1,853
                                  -------    -------    -------
              Total ..........    $69,264    $88,146    $55,245
                                  =======    =======    =======
            Long-Lived Assets:
              North America ..    $19,852    $14,822
              Europe .........        389        170
              Asia Pacific ...        379        556
                                  -------    -------
              Total ..........    $20,620    $15,548
                                  =======    =======

NOTE 12: SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2002 and 2001 is as follows (in thousands, except per share data):

                                                  1ST QUARTER      2ND QUARTER      3RD QUARTER       4TH QUARTER
                                                  -----------      -----------      -----------       -----------
            2002
            Revenues ........................        $ 21,971         $ 15,808         $ 15,179         $ 16,306
            Gross profit ....................          16,180           10,528            9,758            9,787
            Operating loss ..................          (3,370)         (10,677)         (66,673)          (7,937)
            Net loss ........................          (2,754)          (9,953)         (66,153)          (7,449)
            Basic loss per share ............           (0.08)           (0.29)           (1.94)           (0.22)
            Diluted loss per share ..........           (0.08)           (0.29)           (1.94)           (0.22)
            2001
            Revenues ........................        $ 26,286         $ 25,346         $ 17,185         $ 19,329
            Gross profit ....................          20,568           20,064           13,019           15,077
            Operating income (loss) .........           2,164            2,118           (3,715)          (3,148)
            Net income (loss) ...............           3,348            3,101           (2,392)          (2,414)
            Basic earnings (loss) per share .            0.11             0.10            (0.08)           (0.08)
            Diluted earnings (loss) per share            0.10             0.09            (0.07)           (0.07)

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

            c. Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

            d. Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000

            e. Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

            f.    Notes to Consolidated Financial Statements

      2.    Financial Statement Schedules

      Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-10139) filed with the Securities and Exchange Commission on February 13, 2003.

      3.    List of Exhibits

      The following exhibits, required by Item 601 of Regulation S-K, are filed as part of this Annual Report on Form 10-K/A. Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

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

10.02       Form of Non-Qualified Stock Option Agreement for the Registrant's
            1993 Non-Employee Director Stock Option Plan(filed as Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended March 31, 1993, and incorporated by reference).

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

10.06(1)    2001 Interim General Stock Incentive Plan (filed as Exhibit4.1 on
            Form S-8, filed on October 31, 2002, and incorporated by reference).

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

10.39(1)    Offer letter from Netegrity, Inc., to Stephanie Feraday, dated
            October 30, 2002 (filed as Exhibit 10.39 to Annual Report on Form
            10-K for the year ended December 31, 2002, and incorporated by reference).

10.40(1)    Executive Retention Agreement by and between Netegrity, Inc., and
            Stephanie Feraday, dated November 4, 2002, (filed as Exhibit 10.40 to Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference).

21.01       Subsidiaries of the Registrant (filed as Exhibit 21.01 to Annual
            Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference).

23.01       Consent of PricewaterhouseCoopers LLP (filed as Exhibit 23.01 to
            Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference).

23.03       Consent of KPMG LLP (filed herewith).

----------

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

                                         NETEGRITY, INC.


                                         By:  /s/ BARRY N. BYCOFF
                                         ---------------------------
                                                  Barry N. Bycoff
                                         President and Chief Executive Officer

March 5, 2003

                                 CERTIFICATIONS

I, Barry N. Bycoff, President and Chief Executive Officer, certify that

            1. I have reviewed this annual report on Form 10-K/A of Netegrity, Inc.;

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

Date: March 5, 2003

                                 CERTIFICATIONS

I, Regina O. Sommer, Chief Financial Officer and Treasurer, certify that:

            1. I have reviewed this annual report on Form 10-K/A of Netegrity, Inc.;

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


                                    By:     /s/ REGINA O. SOMMER
                                         ------------------------------
                                                 Regina O. Sommer
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)

Date: March 5, 2003

                                 NETEGRITY, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES/OXLEY ACT OF 2002

      In connection with the Annual Report of Netegrity, Inc. (the "Company") on Form 10-K/A for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Barry N. Bycoff, President and Chief Executive Officer of the Company, certify, pursuant to Section 1350 of Chapter 63 of Title 18, United States Code, that this Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    By:          /s/ BARRY N. BYCOFF
                                        -----------------------------------
                                                 Barry N. Bycoff
                                      President and Chief Executive Officer
                                              (Principal Executive Officer)

Date: March 5, 2003

                                 NETEGRITY, INC.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES/OXLEY ACT OF 2002

      In connection with the Annual Report of Netegrity, Inc. (the "Company") on Form 10-K/A for the year ended December 31, 2002 as filed with the Securities and Exchange Commission (the "Report"), I, Regina O. Sommer, Chief Financial Officer and Treasurer of the Company, certify, pursuant to Section 1350 of Chapter 63 of Title 18, United States Code, that this Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    By:         /s/ REGINA O. SOMMER
                                         ---------------------------------------
                                                    Regina O. Sommer
                                    Chief Financial Officer (Principal Financial
                                    Officer and Principal  Accounting Officer)

Date: March 5, 2003