Form 10-Q
period 2003-03-31
NETEGRITY INC
filed 2003-04-28
CIK 840824

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            -------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
     ________________

                         COMMISSION FILE NUMBER 1-10139

                                 NETEGRITY, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                04-2911320

    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

                                 201 JONES ROAD
                                WALTHAM, MA 02451
               (Address of principal executive offices) (Zip Code)

                                 (781) 890-1700
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of April 21, 2003 there were 34,324,210 shares of Common Stock outstanding, exclusive of Treasury Stock.

                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I.    FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 2003 and
           December 31, 2002 (unaudited)...............................................................       3

           Condensed Consolidated Statements of Operations for the three months ended
           March 31, 2003 and 2002 (unaudited).........................................................       4

           Condensed Consolidated Statements of Cash Flows for the three months ended
           March 31, 2003 and 2002 (unaudited).........................................................       5

           Notes to Condensed Consolidated Financial Statements........................................       6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......      13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..................................      27

Item 4.    Controls and Procedures.....................................................................      27

PART II    OTHER INFORMATION...........................................................................      28

Item 1.    Legal Proceedings...........................................................................      28

Item 6.    Exhibits and Forms on 8-K...................................................................      28

SIGNATURES.............................................................................................      29

CERTIFICATIONS.........................................................................................      30

                         PART I. - FINANCIAL INFORMATION

                                 NETEGRITY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               MARCH 31,    DECEMBER 31,
                                                                                                 2003          2002
                                                                                                 ----          ----
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents...............................................................      $  23,309       $ 25,707
 Short-term available-for-sale securities................................................         56,180         48,361
 Accounts receivable--trade, net of allowances of $857 at
  March 31, 2003 and $922 at December 31, 2002...........................................          7,974         15,046
 Prepaid expenses and other current assets...............................................          1,829          2,949
 Restricted cash.........................................................................            310            281
                                                                                               ---------       --------
   Total Current Assets..................................................................         89,602         92,344
Long-term available-for-sale securities..................................................         11,216         12,655
Property and equipment, net..............................................................          6,335          6,837
Restricted cash..........................................................................            764            790
Other intangible assets, net.............................................................          2,699          5,398
Other assets.............................................................................            332            338
                                                                                               ---------       --------
  Total Assets...........................................................................      $ 110,948       $118,362
                                                                                               =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable--trade.................................................................      $   2,002       $  1,906
 Accrued compensation and benefits.......................................................          2,388          4,293
 Other accrued expenses..................................................................          5,139          6,530
 Deferred revenue........................................................................         15,474         14,875
                                                                                               ---------       --------
  Total Current Liabilities..............................................................         25,003         27,604
                                                                                               ---------       --------
Commitments and Contingencies

STOCKHOLDERS' EQUITY:
Common stock, voting, $.01 par value; 135,000 shares authorized;
 34,362 shares issued and 34,324 shares outstanding at
 March 31, 2003; 34,346 shares issued and 34,308 shares outstanding at
 December 31, 2002.......................................................................            343            343
Additional paid-in capital...............................................................        197,297        197,250
Accumulated other comprehensive income...................................................            103            106
Accumulated deficit......................................................................       (111,598)      (106,741)
Loan to officer..........................................................................           (116)          (116)
                                                                                               ---------       --------
                                                                                                  86,029         90,842
Less--Treasury stock, at cost: 38 shares..................................................           (84)           (84)
                                                                                               ---------       --------
Total Stockholders' Equity.................................................................       85,945         90,758
                                                                                               ---------       --------
Total Liabilities and Stockholders' Equity..................................................   $ 110,948       $118,362
                                                                                               =========       ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 NETEGRITY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                FOR THE THREE MONTHS
                                                                                                   ENDED MARCH 31,
                                                                                                ---------------------
                                                                                                  2003         2002
                                                                                                --------     --------
Revenues:
 Software licenses.........................................................................     $  8,418     $ 13,617
 Services..................................................................................        7,630        7,578
 Other.....................................................................................          631          775
                                                                                                --------     --------
  Total revenues...........................................................................       16,679       21,970
                                                                                                --------     --------
Cost of Revenues:
 Cost of software licenses.................................................................          491          555
 Non-cash cost of software licenses........................................................        2,699          917
 Cost of services..........................................................................        2,987        3,866
 Cost of other.............................................................................          363          453
                                                                                                --------     --------
  Total cost of revenues...................................................................        6,540        5,791
                                                                                                --------     --------
Gross profit...............................................................................       10,139       16,179
Selling, general and administrative expenses...............................................       10,496       13,490
Research and development expenses..........................................................        4,874        6,058
                                                                                                --------     --------
Loss from operations.......................................................................       (5,231)      (3,369)
Other income, net..........................................................................          374          656
                                                                                                --------     --------
Loss before provision for income taxes.....................................................       (4,857)      (2,713)
Provision for income taxes.................................................................           --           40
                                                                                                --------     --------
Net loss...................................................................................     $ (4,857)    $ (2,753)
                                                                                                ========     ========

Net loss per share:
 Basic and diluted.........................................................................     $  (0.14)    $  (0.08)
Weighted average shares outstanding:
 Basic and diluted.........................................................................       34,318       33,875

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 NETEGRITY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                  FOR THE THREE MONTHS
                                                                                                     ENDED MARCH 31,
                                                                                                 ---------------------
                                                                                                   2003          2002
                                                                                                 --------      -------
OPERATING ACTIVITIES:
Net loss...................................................................................      $ (4,857)     $  (2,753)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
 Depreciation and amortization.............................................................         3,826          2,056
 Provision for doubtful accounts...........................................................            45           (110)
 Non-cash interest (income) expense........................................................            95            (65)
 Loss on sale of marketable securities.....................................................            --             (3)
Changes in operating assets and liabilities:
 Accounts receivable - trade...............................................................         7,027          3,026
 Prepaid expenses and other current assets.................................................         1,120             99
 Other assets..............................................................................             6            (19)
 Accounts payable - trade..................................................................            96           (358)
 Accrued compensation and benefits.........................................................        (1,905)        (2,007)
 Other accrued expenses....................................................................        (1,391)        (1,385)
 Deferred revenue..........................................................................           599           (640)
                                                                                                 --------      ---------
Net cash provided by (used for) operating activities.......................................         4,661         (2,159)
                                                                                                 --------      ---------

INVESTING ACTIVITIES:
Proceeds from sales of marketable securities...............................................         8,035          9,391
Proceeds from maturities of marketable securities..........................................         7,320         28,628
Purchases of marketable securities.........................................................       (21,822)       (48,184)
Purchases of property and equipment........................................................          (625)          (869)
Payment of DataChannel acquisition costs...................................................            --         (1,843)
Restricted cash............................................................................            (4)            (4)
                                                                                                 --------      ---------
Net cash used for investing activities.....................................................        (7,096)       (12,881)
                                                                                                 --------      ---------

FINANCING ACTIVITY:
Proceeds from issuance of common stock under stock plans...................................            47            348
                                                                                                 --------      ---------
Net cash provided by financing activity....................................................            47            348
                                                                                                 --------      ---------

Effect of exchange rate changes on cash and cash equivalents...............................           (10)            16
Net change in cash and cash equivalents....................................................        (2,398)       (14,676)
Cash and cash equivalents at beginning of period...........................................        25,707         29,332
                                                                                                 --------      ---------
Cash and cash equivalents at end of period.................................................      $ 23,309      $  14,656
                                                                                                 ========      =========

         The accompanying notes are an integral part of the condensed consolidated financial statements

                                 NETEGRITY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation

         The accompanying unaudited condensed consolidated financial statements include the accounts of Netegrity, Inc. and its wholly owned subsidiaries ("Netegrity", "we" or "our") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K/A filed on March 6, 2003. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the remainder of the year ending December 31, 2003.

         The condensed consolidated financial statements of Netegrity include the accounts and operations of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Revenue Recognition

         Our revenues are primarily generated from the sale of perpetual licenses for our proprietary SiteMinder (R), IdentityMinder (TM), TransactionMinder (TM) and provisioning products and services. We generate our services revenue from consulting and training services performed for customers and from the maintenance and support of our products. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Management analyzes various factors, including specific transactions, historical experience, credit worthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized.

         We generally license our software products on a perpetual basis. We apply the provisions of Statement of Position No. 97-2, "Software Revenue Recognition," as amended by Statement of Position No. 98-9, "Software Revenue Recognition, with Respect to Certain Transactions," to all transactions involving the sale of software products. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. This policy is applicable to all sales, including sales to resellers and end users. We do not offer a right of return on our products.

         For all sales, we use either a binding purchase order or signed license agreement as evidence of an arrangement. For arrangements with multiple obligations (for example, product, undelivered maintenance and support, training and consulting), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. We defer revenue from the arrangement equivalent to the fair value of the undelivered elements. Fair values for each component is either the price we charge when the same component is sold separately or the price established by the members of our management, who have the relevant authority to set prices, for an element not yet sold separately.

         At the time of the transaction, we assess whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of the fee is due after our normal payment terms, which are generally 30 to 90 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due. In addition, we assess whether collection is probable or not based on the credit worthiness of the customer. Initial credit worthiness is assessed through Dun & Bradstreet or similar credit rating agencies. Credit worthiness for follow-on transactions is assessed through a review of the transaction history with the customer. We do not typically request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

(c) Cash and Cash Equivalents and Restricted Cash

         Cash and cash equivalents include cash, money market investments and other highly liquid investments with original maturities of three months or less at the date of purchase. Restricted cash represents time deposits held at financial institutions in connection with the lease of our office space. As of March 31, 2003, restricted cash is security for outstanding letters of credit expiring in April 2003 and August 2003. The letter of credit expiring in August 2003 has an automatic renewal clause.

(d) Marketable Securities

         Investments, which primarily consist of debt securities, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board (FASB). Pursuant to the provisions of SFAS No. 115, we have classified our investment portfolio as "trading", "available-for-sale" or "held to maturity". Trading securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Fair value is based upon quoted market prices. Unrealized gains and losses on trading securities are included in the determination of net earnings. Available-for-sale securities include debt securities that are being held for an unspecified period of time and may be used for liquidity or other corporate purposes and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of comprehensive income (loss) in stockholders' equity. Held to maturity securities are debt securities that we intend to hold to maturity and are recorded at amortized cost.

         As of March 31, 2003, based on management's intentions, all marketable securities have been classified as available-for-sale. Net realized losses from the sales and maturities of marketable securities amounting to $300 and $3,000 are included in other income, net in the condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002, respectively. The unrealized holding gains of $7,600 and $177,000 have been included in accumulated other comprehensive income in the condensed consolidated financial statements as of March 31, 2003 and December 31, 2002, respectively.

(e) Intangible Assets and Other Long-Lived Assets

         We review the valuation of long-lived assets, including property and equipment and capitalized software, under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". We are required to assess the recoverability of long-lived assets and purchased software on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an interim impairment review include the following:

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

         Other intangible assets, net, consists of acquired technology that resulted from the acquisition of DataChannel during 2001. We account for these intangible assets in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". During the fourth quarter of 2002, we determined that there had been a change in the estimated useful life of the acquired technology and therefore it was appropriate that the acquired technology be amortized over a nine month period starting at the beginning of the fourth quarter of 2002 (the period during which the change in estimated life was identified). Prior to this change, the acquired technology long-lived asset was being amortized on a straight line basis over three years. As a result of this change, the quarterly amortization expense related to the acquired technology increased from approximately $0.9 million in the three months ended March 31, 2002 to approximately $2.7 million for the three months ended March 31, 2003.

(f) Comprehensive Income (Loss)

         Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities held as available-for-sale. For the three months ended March 31, 2003, the comprehensive loss and the net loss were essentially equal as the effect of an unrealized gain on marketable securities of $7,600 was offset by an unfavorable cumulative translation adjustment of $10,000. For the three months ended March 31, 2002, the difference of approximately ($83,000) between the comprehensive loss of approximately $2.8 million and net loss of approximately $2.7 million was due to unrealized losses on marketable securities of approximately ($113,000) offset by a favorable cumulative translation adjustment of approximately $30,000. At March 31, 2003 and December 31, 2002, accumulated other comprehensive income consisted of unrealized gains (losses) on marketable securities of $185,000 and $177,000, offset by cumulative translation adjustments of ($82,000) and ($71,000), respectively.

(g) Net Earnings (Loss) Per Share

         Basic net earnings (loss) per share (EPS) is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income
(loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of the outstanding stock options and warrants using the "treasury stock" method. During periods of net loss, diluted net loss per share does not differ from basic net loss per share since potential shares of common stock from stock options and warrants are anti-dilutive and therefore are excluded from the calculation.

         Outstanding options to purchase a total of approximately 0.5 million and 3.5 million shares of common stock for the three months ended March 31, 2003 and 2002, respectively, were excluded in the computation of diluted EPS because the effect on EPS was anti-dilutive.

(h) Stock-Based Compensation

         We account for our stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." No stock-based compensation cost is reflected in net income (loss) for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to stock based compensation (in thousands, except per share data):


                                                                       FOR THE THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                            (UNAUDITED)
                                                                   ----------------------------
                                                                       2003            2002
                                                                   -------------   ------------
Net loss, as reported.....................................         $      (4,857)  $     (2,753)
Deduct:  Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects................................                (2,876)       (15,886)
                                                                   -------------   ------------
Net loss, as adjusted.....................................         $      (7,733)  $    (18,639)
                                                                   =============   ============
Loss per share:
  Basic and diluted -- as reported........................         $       (0.14)  $      (0.08)
  Basic and diluted -- as adjusted........................         $       (0.23)  $      (0.55)

         The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                              FOR THE THREE
                                               MONTHS ENDED
                                                 MARCH 31,
                                            ---------------------
                                            2003          2002
                                            ----          ----
Risk-free interest rate..............        2.78%          4.74%
Expected dividend yield..............         0.0%           0.0%
Expected volatility..................         138%           114%
Expected life (years)................         5.0            5.0
Weighted average fair value of
options granted during the period....      $ 3.22      $   12.77

(i) Recent Accounting Pronouncements

         In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective during the first quarter of 2003 for all guarantees outstanding, regardless of when they were issued or modified. The adoption of FIN No. 45 did not have a material effect on our condensed consolidated financial statements. The following is a summary of our agreements that we have determined are within the scope of FIN No. 45.

         We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

         We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

         We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for ninety days. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have never incurred significant expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

         As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the later of six years after the date that the officer or director ceases to serve at our request in such capacity or the final termination of proceedings against the officer or director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As we did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have a material impact on our financial position and results of operations.

NOTE 2: TENDER OFFER

         On August 23, 2002, we filed a tender offer statement with the Securities and Exchange Commission in connection with certain stock options outstanding under non-director stock plans (the Offer to Exchange). Under the Offer to Exchange, we offered to exchange certain employee options to purchase shares of our common stock for new options to purchase shares of our common stock. The Offer to Exchange, which excluded directors and non-employees of Netegrity and which expired on September 23, 2002, provided for the grant of new options on two different dates. We granted 50% of the new options on March 25, 2003 and 50% of the new options on April 25, 2003 to employees that were continuously and actively employed from the date the employee tendered eligible options for exchange to the date of the grant of the new options. The number of shares underlying the new options will be equal to the number of shares underlying the cancelled eligible options, except that certain options granted to certain executive officers will be exchanged at a rate of one share underlying a new option for each two shares underlying the tendered options.
The exercise price of the new options will be equal to the fair market value of one share of common stock on the date of grant of the new options as determined in accordance with the applicable option plans. Each new option will vest in accordance with a schedule tied to the length of time of an individual's employment with Netegrity.

         On March 25, and April 25, 2003, we granted options to purchase an aggregate of 2,155,910 and 2,138,604 shares, respectively of our common stock at fair market value in connection with the Offer to Exchange. In accordance with FASB Interpretation No. 44, since the replacement options were granted more than six months and one day after cancellation of the old options, the new options were considered a fixed award and therefore did not result in any compensation expense.

NOTE 3: OPERATING SEGMENTS AND GEOGRAPHICAL INFORMATION

         Based on the information provided to our chief operating decision maker for purposes of making decisions about allocating resources and assessing performance, our continuing operations have been classified into a single segment. We primarily operate in the United States, Europe and Asia Pacific. Revenues (based on the location of the customer) and long-lived assets by geographic region are as follows (in thousands):

                                        FOR THE THREE MONTHS
                                           ENDED MARCH 31,
                                       ----------------------
                                          2003        2002
                                       ----------  ----------
Revenues:
  United States of America........     $   12,083  $   18,671
  Europe..........................          3,469       2,368
  Asia Pacific....................            949         381
  Other...........................            178         550
                                       ----------  ----------
  Total...........................     $   16,679  $   21,970
                                       ==========  ==========

                                             MARCH 31,
                                       ----------------------
                                          2003        2002
                                       ----------  ----------
Long-Lived Assets:
  United States of America........     $   18,103  $   18,211
  Europe..........................            395         272
  Asia Pacific....................            455         531
  Other...........................              4           4
                                       ----------  ----------
  Total...........................     $   18,957  $   19,018
                                       ==========  ==========

NOTE 4: RELATED PARTY TRANSACTIONS

LOAN TO OFFICER

         The condensed consolidated balance sheets as of March 31, 2003 and December 31, 2002 include $116,000 in loans to an officer of Netegrity issued in connection with the exercise of stock options in 1996. The loan is reflected as a reduction of stockholders' equity in the accompanying condensed consolidated balance sheets. The loan is payable upon demand and bears interest at 7% per annum. The loan was originally represented by a secured note; however, in May 2002, the note was amended such that it became a full recourse unsecured note.

MARKETING SERVICES

         During the three months ended March 31, 2003 and 2002, we paid approximately $5,300 and $20,700, respectively, to a company for marketing services. The principal shareholder of such company is the son-in-law of one of the members of our Board of Directors. We have similar arrangements with other marketing services firms and believe the arrangement was entered into on substantially the same terms and conditions as our arrangements with such other firms.

NOTE 5: COMMITMENTS AND CONTINGENCIES

         We have commitments that expire at various times through 2010. Operating leases shown below are primarily for facility costs for our corporate headquarters and world-wide sales offices. Other contractual obligations primarily consist of minimum royalty fees payable by Netegrity in connection with a software license and distribution agreement which we entered into in January 2003.

                                                       LESS THAN 1                                 AFTER 5
                                             TOTAL        YEAR       1-3 YEARS      4-5 YEARS       YEARS
                                           ----------   ---------    ----------    ----------    -----------
(in thousands)
Operating Leases....................       $   11,015   $   3,747    $    3,379    $    2,833    $     1,056
Other Contractual Obligations.......            3,775       1,125         2,650           --              --
                                           ----------   ---------    ----------    ----------    -----------

Total...............................       $   14,790   $   4,872    $    6,029    $    2,833    $     1,056
                                           ==========   =========    ==========    ==========    ===========

         Included in the operating lease commitments above is approximately $0.9 million related to excess facilities which have been accrued in purchase accounting and are payable through April 2004.

         We incurred total operating lease expense, primarily related to certain facilities and equipment under non-cancelable operating leases, of approximately $1.1 million for the three months ended March 31, 2003.

         In April 2002, we entered into an agreement with a system integrator to assist us in the development and launch of one of our products. Under the terms of the agreement, for consideration of the system integrator's time in assisting with the development of the product, we agreed to promote the system integrator as an integrator of the developed product. Our obligation under the agreement will be considered satisfied once the system integrator receives consulting revenues totaling approximately $3.9 million from our customers, or by April 2004, whichever occurs first. In the event that we recommend a competitor of the system integrator to do the integration work for a customer, we could potentially owe a royalty to the system integrator based on the net license fee. As of March 31, 2003, no royalties were due to the system integrator.

         In August 2002, we entered into a five year non-cancelable operating lease for an office building for our corporate headquarters. We moved into the new facility in March 2003. In connection with the lease agreement, we delivered an irrevocable, unconditional, negotiable letter of credit in the amount of $0.8 million as a security deposit. At the time we signed the lease, we anticipated that we would spend approximately $1.0 million in leasehold improvements to build out the new facility. As of March 31, 2003, the leasehold improvements had been substantially completed and approximately $0.9 million has been spent.

         In January 2003, we entered into a software license and distribution agreement, as amended in March 2003, under which we were granted the right to sublicense the use of a provisioning application software program. In addition, we were granted certain rights to integrate or combine the software into our existing products. In exchange for these rights, we have agreed to pay a quarterly royalty fee based on a percentage of the net license fees we charge our customers for the software. The minimum royalty fees due in the first, second and third years of the agreement are approximately $1.0 million, $1.4 million and $1.6 million. The initial term of this agreement is three years. After the initial year of the agreement, we have the right to terminate the agreement without cause. As of March 31, 2003, we had paid $0.2 million under this agreement.

         We have entered into employment and executive retention agreements with certain employees and executive officers, which, among other things, include certain severance and change of control provisions.

         From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently a party to any legal proceedings, the adverse outcome of which, in our opinion, would have a material adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," "may," "will" and "continue" or similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. The factors discussed in the sections captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Factors that May Affect Future Results," in this report identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

         The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable reserves, marketable securities, valuation of long-lived and intangible assets and goodwill, income taxes and stock based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

REVENUE RECOGNITION

         Our revenues are primarily generated from the sale of perpetual licenses for our proprietary SiteMinder (R), IdentityMinder (TM), TransactionMinder (TM) and provisioning products and services. We generate our services revenue from consulting and training services performed for customers and from maintenance and support of our products. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Management analyzes various factors, including a review of specific transactions, historical experience, credit worthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenue and cost recognized.

         We generally license our software products on a perpetual basis. We apply the provisions of Statement of Position No. 97-2, "Software Revenue Recognition," as amended by Statement of Position No. 98-9, "Software Revenue Recognition, with Respect to Certain Transactions," to all transactions involving the sale of software products. We recognize revenue from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. This policy is applicable to all sales, including sales to resellers and end users. We do not offer a right of return on our products.

         For all sales, we use either a binding purchase order or signed license agreement as evidence of an arrangement. For arrangements with multiple obligations (for example, product, undelivered maintenance and support, training and consulting), we allocate revenue to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. We defer revenue from the arrangement equivalent to the fair value of the undelivered elements. Fair values for each component are either the price we charge when the same component is sold separately or the price established by the members of our management, who have the relevant authority to set prices, for an element not yet sold separately.

         At the time of the transaction, we assess whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of the fee is due after our normal payment terms, which are generally 30 to 90 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenue as the fees become due. In addition, we assess whether collection is probable or not based on the credit worthiness of the customer. Initial credit worthiness is assessed through Dun & Bradstreet or similar credit rating agencies. Credit worthiness for follow-on transactions is assessed through a review of the transaction history with the customer. We do not typically request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

ACCOUNTS RECEIVABLE RESERVES

         Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and a general reserve based on the aging of receivables and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required and could materially impact our financial position and results of operations.

MARKETABLE SECURITIES

         Investments, which primarily consist of debt securities, are accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" issued by FASB. Pursuant to the provisions of SFAS No. 115, we have classified our investment portfolio as "trading", "available-for-sale" or "held to maturity". Trading securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Fair value is based upon quoted market prices. Unrealized gains and losses on trading securities are included in the determination of net earnings. Available-for-sale securities include debt securities that are being held for an unspecified period of time and may be used for liquidity or other corporate purposes and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of comprehensive income (loss) in stockholders' equity. Held to maturity securities are debt securities that we intend to hold to maturity and are recorded at amortized cost. As of March 31, 2003, all of our investments have been classified as available-for-sale.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

         We review the valuation of long-lived assets, including property and equipment and capitalized software, under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". We are required to assess the recoverability of long-lived assets and purchased software on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an interim impairment review include the following:

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

ACCOUNTING FOR INCOME TAXES

         The preparation of our condensed consolidated financial statements require us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves our estimating our actual current exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We must then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

         Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance of $75.9 million as of March 31, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

STOCK BASED COMPENSATION

         Our stock option program is a broad-based, long-term retention program that is intended to contribute to the success of Netegrity by attracting, retaining and motivating talented employees and to align employee interests with the interests of our existing stockholders. Stock options are typically granted to employees when they first join Netegrity and typically on an annual basis thereafter. Stock options are also granted when there is a significant change in an employee's responsibilities and, occasionally, to achieve equity within a peer group. The Compensation Committee of the Board of Directors is responsible for the review and approval of the granting of stock options to employees and consultants. The Compensation Committee recommends the compensation of executive management to the Board of Directors who has authority to approve stock option grants. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Stock Market. See the "Report of the Compensation Committee" in our 2003 proxy statement for further information regarding the policies and procedures of Netegrity and the Compensation Committee regarding the grant of stock options.

         Under the stock option plans, the participants may be granted options to purchase shares of Netegrity stock and substantially all of our employees and directors participate in at least one of our plans. Options issued under these plans generally are granted at fair market value at the date of grant, become exercisable at varying rates, generally over three or four years, and generally expire seven to ten years from the date of grant.

         We account for our stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations". No stock-based compensation cost is reflected in net income (loss) for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

During 2002, we filed a tender offer statement with the Securities and Exchange Commission in connection with certain stock options outstanding under non-director stock plans (the Offer to Exchange). Under the Offer to Exchange, we offered to exchange certain employee options to purchase shares of our common stock for new options to purchase shares of our common stock. The Offer to Exchange, which excluded directors and non-employees of Netegrity and which expired on September 23, 2002, provided for the grant of new options on two different dates. We granted 50% of the new options on March 25, 2003 and 50% of the new options on April 25, 2003 to employees that were continuously and actively employed from the date the employee tendered eligible options for exchange to the date of the grant of the new options. The number of shares underlying the new options will be equal to the number of shares underlying the cancelled eligible options, except that certain options granted to certain executive officers will be exchanged at a rate of one share underlying a new option for each two shares underlying the tendered options. The exercise price of the new options will be equal to the fair market value of one share of common stock on the date of grant of the new options as determined in accordance with the applicable option plans. Each new option will vest in accordance with a schedule tied to the length of time of an individual's employment with Netegrity.

RESULTS OF OPERATIONS

The following table presents statement of operations data as percentages of total revenues for the periods indicated:

                                                                                        THREE MONTHS
                                                                                            ENDED
                                                                                          MARCH 31,
                                                                                       --------------
                                                                                       2003      2002
                                                                                       ----      ----
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software licenses..............................................................       50%       62%
  Services.......................................................................       46        34
  Other..........................................................................        4         4
                                                                                       ---       ---
     Total revenues..............................................................      100       100

Cost of revenues:
  Cost of software licenses......................................................        3         2
  Non-cash cost of software licenses.............................................       16         4
  Cost of services...............................................................       18        18
  Cost of other..................................................................        2         2
                                                                                       ---       ---
     Total cost of revenues......................................................       39        26
                                                                                       ---       ---
Gross profit.....................................................................       61        74

Selling, general and administrative expenses.....................................       63        61
Research and development expenses................................................       29        28
                                                                                       ---       ---
Loss from operations.............................................................      (31)      (15)
Other income, net................................................................        2         3
                                                                                       ---       ---
Loss before provision for income taxes...........................................      (29)      (12)

Provision for income taxes.......................................................       --        --
                                                                                       ---       ---
Net loss.........................................................................      (29)%     (12)%
                                                                                       ---       ---

THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

         The following discussion reviews the results of operations for the three months ended March 31, 2003 (the "2003 Quarter") compared to the three months ended March 31, 2002 (the "2002 Quarter").

         Revenues. Total revenues decreased by $5.3 million or 24%, to $16.7 million in the 2003 Quarter, from $22.0 million in the 2002 Quarter. The decrease was primarily due to decreases in software license revenues and decreases in consulting and training revenue, partially offset by an increase in maintenance and support revenue. The decrease in total revenue in the 2003 Quarter as compared to the 2002 Quarter was primarily due to the continued decline in information technology spending by our existing and prospective customers based primarily on the uncertainty of the economy. Overall, we believe that revenue growth will be modest over the next couple of quarters as constraints on technology spending continue. However, we believe that if and when information technology spending increases from the current amounts that we will benefit with increased revenue. We also believe that the continued build-out of the leveraged model with our partners and our focus on expanding our leadership position in the identity and access management market with our new product offerings will enable us to acquire new customers and generate additional revenue by selling additional products to our existing customers.

         Software license revenues decreased by $5.2 million or 38%, to $8.4 million in the 2003 Quarter, from $13.6 million in the 2002 Quarter. The decrease is due to broad based economic weakness and reduced technology spending which resulted in deals being delayed or reduced in size. While the number of new name deals decreased from 43 in the 2002 Quarter to 23 in the 2003 Quarter, the average size of new name deals increased from approximately $118,000 in the 2002 Quarter to approximately $141,000 in the 2003

Quarter. The increase in the average deal size was primarily related to the introduction of two new products in late 2002 and an increase in the number of user licenses purchased by customers. In slight contrast, the number of follow on deals remained consistent at 43 in both the 2002 Quarter and the 2003 Quarter but the average size of follow on deals decreased from approximately $232,000 in the 2002 Quarter to approximately $162,000 in the 2003 Quarter. The primary reason for the decrease in follow-on deal size was that the 2002 Quarter included two deals over $2 million that led to an increase in the average deal size in that quarter.

         Services revenues remained flat at $7.6 million in both the 2003 Quarter and the 2002 Quarter. Consulting and training revenues decreased by $1.3 million and $0.2 million, respectively, in the 2003 Quarter as compared to 2002 Quarter as a result of both broad based economic weakness and reduced technology spending that resulted in a reduction in our customers' need for installation and integration services as well as our decision to leverage our partners to provide integration services directly to our customers. In connection with this leveraged model, the cumulative number of third party consultants we had trained increased from approximately 650 in the 2002 Quarter to over 1,100 in the 2003 Quarter. These decreases were offset by an increase in maintenance and support revenue resulting from an increase in maintenance renewals by our existing customer base.

         Other revenues decreased by $0.2 million or 25%, to $0.6 million in the 2003 Quarter, from $0.8 million in the 2002 Quarter. Other revenues are derived from the Firewall legacy business. This business has declined over the past several quarters and is not expected to have a significant impact in future periods.

         Cost of revenues. Total cost of revenues increased by $0.7 million or 12%, to $6.5 million in the 2003 Quarter, from $5.8 million in the 2002 Quarter. Overall, we believe that the cost of revenues may increase over the short term primarily as a result of (i) the cost of third party software products that enhance and enable our products and (ii) increased investment in our technical support organization. These increases are expected to be offset by a decrease in non-cash cost of software licenses beginning in the third quarter of 2003 as the purchased software acquired in the DataChannel acquisition becomes fully amortized at the end of the second quarter of 2003.

         Cost of software license revenue increased by $1.7 million or 113%, to $3.2 million in the 2003 Quarter from $1.5 million in the 2002 Quarter. This increase is primarily due to a change in the amortization period of purchased software recorded in connection with the acquisition of DataChannel. During the fourth quarter of 2002, we determined that there had been a change in the estimated useful life of the acquired technology and therefore it was appropriate to amortize the acquired technology over a nine month period starting at the beginning of the fourth quarter of 2002 (the period during which the change in estimated life was identified). Prior to this change, the acquired technology long-lived asset was being amortized on a straight line basis over three years. As a result of this change, the quarterly amortization expense related to the acquired technology increased from approximately $0.9 million for the three months ended March 31, 2002 to approximately $2.7 million for the three months ended March 31, 2003.

         Cost of services decreased by $0.9 million or 23%, to $3.0 million in the 2003 Quarter, from $3.9 million in the 2002 Quarter. The decrease is primarily due to the leveraging of our system integrator partner relationships. The cumulative number of billable consultants we have trained at our affiliated partners increased from approximately 650 through the end of the 2002 Quarter to over 1,100 through the end of the 2003 Quarter. This leveraging allowed us to reduce the headcount in our professional services organization by approximately 68% from March 31, 2002 to March 31, 2003. This decrease was partially offset by increased investment in both personnel and customer support systems within the technical support organization during the second half of 2002 and the first quarter of 2003 in order to enhance overall customer satisfaction.

         Cost of other revenues decreased by $0.1 million or 20%, to $0.4 million in the 2003 Quarter, from $0.5 million in the 2002 Quarter. The decrease in the 2003 Quarter is in relative proportion to the decrease in revenue. Cost of other revenues are not expected to have a significant impact in future periods.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $3.0 million, or 22%, to $10.5 million in the 2003 Quarter, from $13.5 million in the 2002 Quarter. The decrease is attributable to (i) a decrease in salaries and related expenses due to the reductions in force implemented in April and October of 2002, which reduced headcount by 31%, (ii) a decrease in commission expenses as a result of a decrease in license revenue, and (iii) reduced marketing and travel related expenses. As we realize the savings from the consolidations of office space and continue to scrutinize all discretionary expenses and evaluate reductions in non-strategic programs, we anticipate selling, general and administration expenses will remain flat or decrease in future periods.

         Research and development costs. Research and development costs decreased by $1.2 million or 20%, to $4.9 million in the 2003 Quarter, from $6.1 million in the 2002 Quarter. The decrease was primarily due to a decrease in salaries and related expenses due to the reductions in force implemented in April and October of 2002, which reduced headcount by 28% in these departments. These reductions were primarily related to the decision not to continue developing, marketing or selling the PortalMinder product on a stand-alone basis. We recognize that our investment in research and development is required to remain competitive and therefore our research and development expenses may increase in future periods due to the continued development of our products and services.

         Other income, net. Other income, net, which is comprised primarily of interest income earned on our cash and marketable securities, decreased by approximately $0.3 million or 43%, to $0.4 million in the 2003 Quarter, from $0.7 million in the 2002 Quarter. The decrease was attributable primarily to a decline in the average cash and marketable securities balances combined with lower average interest rates on such investment balances.

         Provision for income taxes. The provision for income taxes decreased by $40,000 or 100%, to $0 in the 2003 Quarter, from $40,000 in the 2002
Quarter. This decrease was attributable to the net loss position in the quarter ended March 31, 2003 and larger state and foreign taxes in the same period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities in the 2003 Quarter was $4.7 million, primarily due to a decrease in accounts receivable as the result of strong collections in the 2003 Quarter partially offset by the net loss for the quarter and a decrease in accrued expenses primarily resulting from the payment during the 2003 Quarter of commissions earned during 2002.

         Cash used in investing activities was $7.1 million in the 2003 Quarter. Investing activities for the period consisted primarily of the purchases of marketable securities of approximately $21.8 million, and the purchase of $0.6 million of property and equipment, primarily computer related equipment and software, offset by the proceeds from sales and maturities of marketable securities of approximately $15.3 million.

         Cash provided by financing activities in the 2003 Quarter was approximately $47,000, which related to the exercise of employee stock options.

COMMITMENTS

         We have commitments that expire at various times through 2010. Operating leases shown below are primarily for facility costs for our corporate headquarters and world-wide sales offices. Other contractual obligations primarily consist of minimum royalty fees payable by Netegrity in connection with a software license and distribution agreement which we entered into in January 2003.

                                                           LESS THAN 1                                 AFTER 5
                                              TOTAL           YEAR         1-3 YEARS    4-5 YEARS       YEARS
                                            --------       -----------     ---------    ---------      -------
(in thousands)
Operating Leases....................        $ 11,015        $  3,747       $  3,379     $   2,833      $  1,056
Other Contractual Obligations.......           3,775           1,125          2,650            --            --
                                            --------        --------       --------     ---------      --------

Total...............................        $ 14,790        $  4,872       $  6,029     $   2,833      $  1,056
                                            ========        ========       ========     =========      ========

         Included in the operating lease commitments above is approximately $0.9 million related to excess facilities which have been accrued in purchase accounting and are payable through April 2004.

         We incurred total operating lease expense, primarily related to certain facilities and equipment under non-cancelable operating leases, of approximately $1.1 million for the three months ended March 31, 2003.

         In April 2002, we entered into an agreement with a system integrator to assist us in the development and launch of one of our products. Under the terms of the agreement, for consideration of the system integrator's time in assisting with the development of the product, we agreed to promote the system integrator as an integrator of the developed product. Our obligation under the agreement will be considered satisfied once the system integrator receives consulting revenues totaling approximately $3.9 million from our customers, or by April 2004, whichever occurs first. In the event that we recommend a competitor of the system integrator to do the integration work for a customer, we could potentially owe a royalty to the system integrator based on the net license fee. As of March

31, 2003, no royalties were due to the system integrator.

         In August 2002, we entered into a five year non-cancelable operating lease for an office building for our corporate headquarters. We moved into the new facility in March 2003. In connection with the lease agreement, we delivered an irrevocable, unconditional, negotiable letter of credit in the amount of $0.8 million as a security deposit. At the time we signed the lease, we anticipated that we would spend approximately $1.0 million in leasehold improvements to build out the new facility. As of March 31, 2003 the leasehold improvements had been substantially completed and approximately $0.9 million has been spent.

         In January 2003, we entered into a software license and distribution agreement, as amended in March 2003, under which we were granted the right to sublicense the use of a provisioning application software program. In addition, we were granted certain rights to integrate or combine the software into our existing products. In exchange for these rights, we have agreed to pay a quarterly royalty fee based on a percentage of the net license fees we charge our customers for the software. The minimum royalty fees due in the first, second and third years of the agreement are approximately $1.0 million, $1.4 million and $1.6 million. The initial term of this agreement is three years. After the initial year of the agreement we have the right to terminate the agreement without cause. As of March 31, 2003, we had paid $0.2 million under this agreement.

         We have entered into employment and executive retention agreements with certain employees and executive officers which, among other things, include certain severance and change of control provisions.

         From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently a party to any legal proceedings, the adverse outcome of which, in our opinion, would have a material adverse effect on our results of operations or financial position.

         We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

         We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

         We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer for ninety days. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history, however, we have never incurred significant expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

         As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the later of six years after the date that the officer or director ceases to serve at our request in such capacity or the final termination of proceedings against the officer or director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2003.

         As of March 31, 2003, we had cash and cash equivalents totaling $23.3 million, short-term marketable securities of approximately $56.2 million and working capital of $64.6 million.

         Any increase or decrease in our accounts receivable balance and accounts receivable days outstanding (calculated as net accounts receivable divided by revenue per day) will affect our cash flow from operations and liquidity. Our accounts receivable and accounts receivable days outstanding may increase due to changes in factors such as the timing of when sales are invoiced and length of customer's payment cycle. We also record deferred maintenance billings as accounts receivable, and the timing of these billings affects the accounts receivable days outstanding. Historically, international and indirect customers pay at a slower rate than domestic and direct customers. An increase in revenue generated from international and indirect customers may increase our accounts receivable days outstanding and accounts receivable balance. Due to the current economic climate, we may observe an increase in the length of our customers' payment cycle and as a result our days sales outstanding may increase in future periods. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and will be subject to greater general credit risks.

         In the past, we experienced a period of rapid growth, which resulted in significant increases in our operating expenses. More recently, due to economic conditions beyond our control, we have made considerable efforts to reduce our operating expenses through constrained spending, reductions in workforce and better alignment of our cost structure to our revenue. While we anticipate that our operating expenses and capital expenditures will constitute a material use of our cash resources, we may also utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to our business. We believe that our existing cash and cash equivalent balances together with our marketable securities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

         In recent years, we have incurred substantial operating losses. We cannot predict if we will achieve profitability for any substantial period of time. To achieve and sustain operating profitability on a quarterly and annual basis, we will need to increase our revenues, particularly our license revenues. Failure to maintain levels of profitability as expected by investors may adversely affect the market price of our common stock. In the three months ended March 31, 2003, we had a net loss of $4.9 million and an accumulated deficit of approximately $111.6 million as of March 31, 2003.

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

         - pricing pressures that result in increased discounts or changes in competitors' pricing policies;

         -        changes in our operating expenses;

         -        the development of our direct and indirect sales channels;

         -        integration issues with acquired technology; and

         -        general economic conditions.

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

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO MARKET OUR PRODUCTS AND RELATED SERVICES SUCCESSFULLY.

    Our revenues are primarily generated from the sale of perpetual licenses for our proprietary SiteMinder (R), IdentityMinder (TM), TransactionMinder (TM) and provisioning products and services. Broad market acceptance of our products will depend on the development of a market for identity and access management, usage of our products for software business-to-consumer, business-to-business and e-business applications and customer demand for the specific functionality of our products. Market acceptance for our products, and customer demand for the services they provide, may not develop.

    We have recently released several new product offerings. If we fail to gain market acceptance for these products, it could have a material adverse effect on our business, operating results and financial position. Additionally, with the reduction in information technology spending in all industries we will need to be successful in conveying the value our products provide to customers who may be hesitant to replace a "homegrown" system due to the costs involved with switching to a purchased solution.

         Our ability to develop the market for our products depends in part on our ability to provide support services on a 24 hour per day, seven-day per week basis. Any damage or disruptions to our service centers, including the service center in Malaysia, whether as a result of employee attrition, language barriers, acts of terrorism or some other cause, could seriously impact our ability to provide the necessary service to our customers and fulfill our service contracts.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO ENHANCE OUR PRODUCT LINES AND DEVELOP NEW PRODUCTS.

         We believe our success is dependent, in large part, on our ability to enhance and broaden our product lines to meet the evolving needs of both the business-to-business and business-to-consumer markets. We may be unable to respond effectively to technological changes or new industry standards or developments. Although we recently released two new products on time, product development cycles are unpredictable and in the past, we have delayed the introduction of several new product versions due to delays in development of these versions. In addition, we have arrangements with a third party located in India to perform certain development and testing of our products and with third party software vendors who provide software which is embedded in our products. Any adverse change in our relationship with these third parties could result in delays in the release of our products. In the future, we could be adversely affected and be at a competitive disadvantage if we incur significant delays or are unsuccessful in enhancing our product lines or developing new products, or if any of our enhancements or new products do not gain market acceptance.

OUR PERFORMANCE DEPENDS ON OUR ABILITY TO WIN BUSINESS AND OBTAIN FOLLOW-ON SALES IN PROFITABLE SEGMENTS.

         Customers typically place small initial orders for our products to allow them to evaluate our products' performance. A key element of our strategy is to pursue more significant follow-on sales after these initial installations. Our financial performance depends on successful initial deployments of our products that, in turn, lead to follow-on sales. If the initial deployments of our products are not successful or if our customers do not remain satisfied with our products and services, we may be unable to obtain follow-on sales. In addition, even if initial deployments are successful, there can be no assurances that customers will choose to make follow-on purchases, which could have a material adverse effect on our ability to generate revenues.

WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

         The market for identity and access management is highly competitive. We expect the level of competition to increase as a result of the anticipated growth of the identity and access management markets. Our primary competitor in the identity and access management market is the Tivoli Division of IBM. We also compete against traditional security and software companies such as Oblix, RSA, Novell, Waveset, Sun MicroSystems and Open Network Technology. In addition, a number of other security and software companies have indicated that they plan to offer products that may compete with our identity and access management solution in the future. Competition may also develop as the market matures and other companies begin to offer similar products, and as our product offerings expand to other segments of the marketplace. We also face competition from Web development professional services organizations. We expect that additional competitors will emerge in the future. Current and potential competitors have established, or may in the future establish, cooperative selling relationships with third parties to increase the distribution of their products to the marketplace. Accordingly, it is possible that new competitors may emerge and acquire significant market share. It is possible that current and potential competitors may attempt to hire our employees and although we have non-compete agreements in place with most of our employees they may or may not be enforceable. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Today, many of our competitors have shorter operating histories and fewer financial and technical resources than we have. In addition, these smaller competitors have smaller customer bases. Some of our other competitors, however, are larger companies who have large financial resources, well-established development and support teams, and large customer bases. These larger competitors may initiate pricing policies that would make it more difficult for us to maintain our competitive position against these companies. It is also possible that current and potential competitors may be able to respond more quickly to new or emerging technologies or customer requirements, resulting in increased market share. If, in the future, a competitor chooses to bundle a competing point product with other applications within a suite, the demand for our products might be substantially reduced. Because of these factors, many of which are out of our control, we may be unable to maintain or enhance our competitive position against current and future competitors.

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

WE MAY BE UNABLE TO HIRE AND RETAIN SKILLED PERSONNEL.

         Qualified personnel are in great demand throughout the software industry. Our success depends, in large part, upon our ability to attract, train, motivate and retain highly skilled employees, particularly software engineers, professional services personnel, sales and marketing personnel and other senior personnel. Our failure to attract and retain the highly trained technical personnel that are integral to our product development, professional services and direct sales teams may limit the rate at which we can generate sales and develop new products or product enhancements. A change in key management could result in transition and attrition in the affected department. This could have a material adverse effect on our business, operating results and financial condition.

OUR SUCCESS DEPENDS ON OUR ABILITY TO OPTIMIZE OUR DIRECT SALES AND INDIRECT DISTRIBUTION CHANNELS.

         To increase our revenues, we must optimize our direct sales force and continue to enhance relationships with systems integrators, resellers and technology partners to increase the leverage of our partner channel. There is intense competition for sales personnel in our business, and we cannot be sure that we will be successful in attracting, integrating, motivating and retaining sales personnel. In addition, we must effectively leverage our relationships with our strategic partners and other third-party system integrators, vendors of Internet-related systems and application software and resellers in order to reach a larger customer population than we could reach alone through our direct sales and marketing efforts.

         We may not be able to find appropriate strategic partners or may not be able to enter into relationships on commercially favorable terms. Furthermore, the relationships we do enter into may not be successful. Since our strategic relationships are generally non-exclusive, our strategic partners may decide to pursue alternative technologies or to develop alternative products in addition to or instead of our product, either on their own or in collaboration with our competitors.

WE RELY ON THIRD PARTY TECHNOLOGY TO ENHANCE OUR PRODUCTS.

         We incorporate into our products software licensed from third party software companies that enhances, enables or provides functionality for our products and therefore we need to create relationships with third parties, including some of our competitors, to ensure that our products will interoperate with the third parties' products. Third party software may not continue to be available on commercially reasonable terms or with acceptable levels of support or functionality, or at all. Failure to maintain those license arrangements, failure of the third party vendors to provide updates, modifications or future versions of their software or defects and errors in or infringement claims against those third party products could delay or impair our ability to develop and sell our products and potentially cause us to incur additional cost. In addition, if we discover that third party products are no longer available as a result of changes in the third party's operations, there can be no assurance that we would be able to offer our product without substantial reengineering, or at all.

         Often these third party software companies require prepayment of royalties on their products and in the past, we have had to expense to cost of sales these prepaid royalties when it was determined that they may not have future realizable value.

OUR FAILURE TO EXPAND OUR RELATIONSHIP WITH GLOBAL SYSTEMS INTEGRATORS COULD LIMIT OUR ABILITY TO INCREASE OUR PRODUCT SALES.

         Our professional services organization and our relationship with global systems integrators provide critical support to our customers' installation and deployment of our products. If we fail to adequately develop our relationship with global systems integrators, our ability to increase products sales may be limited. In addition, if we or our partners cannot adequately support product installations, our customers may not be able to use our products, which could harm our reputation and hurt our business.

OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY OPERATING RESULTS.

         The length of our sales cycle varies depending on the size and type and complexity of the customer contemplating a purchase, whether we have conducted business with a potential customer in the past and the size of the deal. In addition, some of our customers may also need to invest substantial resources and modify their computer network infrastructures to take advantage of our products. As a result, these potential customers frequently need to obtain approvals from multiple decision makers prior to making purchase decisions, a process that has been further lengthened as a result of the current market conditions surrounding technology spending. Our long sales cycle, which can range from several weeks to several months or more, makes it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our revenues and operating results for any particular quarterly period. Our sales cycle is subject to a number of uncertainties such as:

         - the need to educate potential customers regarding the benefits of our products;

         -        customers' budgetary constraints;

         -        the timing of customers' budget cycles;

         - customers' willingness to make changes in their network infrastructures; and

         -        delays caused by the customers internal review process.

OUR FAILURE TO EFFECTIVELY MANAGE CHANGES IN THE BUSINESS ENVIRONMENT IN WHICH WE OPERATE COULD HURT OUR BUSINESS.

         Our failure to effectively manage changes in the business environment in which we operate could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. Historically, we experienced a period of rapid growth that placed a significant strain on all of our resources. During 2002, based upon economic factors beyond our control, we implemented two separate reductions in workforce. We may experience similar changes in the future. To effectively manage changes in the business environment in which we operate we must maintain and enhance our financial and accounting systems and controls, maintain our ability to retain key personnel, integrate new personnel and manage operations.

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

AS WE CONTINUE TO OPERATE IN INTERNATIONAL MARKETS, WE WILL FACE CONTINUED RISKS TO OUR SUCCESS.

         At the current time, we have no plans to significantly expand beyond our current international operations. However, if in the future we decide to expand our international operations, the expansion will require additional resources and management attention, and will subject us to increased regulatory, economic and political risks. We have limited experience in international markets and we cannot be sure that our continued expansion into global markets will be successful. In addition, we will face increased risks in conducting business internationally, including the ability to develop, market and distribute localized versions of our products in a timely manner or at all. These risks could reduce demand for our products and services, increase the prices at which we can sell our products and services, or otherwise have an adverse effect on our operating results. Among the risks we believe are most likely to affect us are:

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

         - difficulties in managing an organization spread over multiple countries, including complications arising from cultural, language and time differences that may lengthen sales and implementation cycles, and delay the resolution of customer support issues;

         -        currency risks, including fluctuations in exchange rates;

         -        political and economic instability;

         - localization of technology, including delays in localizing the most recent versions of our products;

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

INCREASED UTILIZATION AND COSTS OF OUR TECHNICAL SUPPORT SERVICES AND INCREASED DEMANDS ON OUR OTHER TECHNICAL RESOURCES MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

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

         Additionally, as we continue to win business from larger, more complex customers there may be an increased demand on our resources, particularly product management and support, which may affect the allocation of our resources.

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

         In addition, the stock market in general and the market prices for technology companies in particular have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. Recently, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

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

WE MAY LOSE MONEY ON FIXED-PRICE CONSULTING CONTRACTS.

         Although the majority of our services are performed on a time and material basis, we have in the past, performed services under fixed price contracts at the request of a customer. In the future, it is possible that an increased portion of our services revenues could be derived from fixed-price contracts. We work with complex technologies in compressed time frames and it can be difficult to judge the time and resources necessary to complete a project. If we miscalculate the resources or time we need to complete work under fixed-price contracts, our operating results could be materially affected.

CONTINUED WEAKNESS IN THE GLOBAL ECONOMY MAY ADVERSELY AFFECT OUR BUSINESS

         The global economy, especially the technology sector, is still weak and may continue to be weak in the foreseeable future. The general economic slowdown has had and may continue to have negative consequences for our business and operating results. We believe the current economic slowdown has caused some potential or current customers to defer purchases. In response to the current economic conditions, many companies have reduced their spending budgets for information technology products and services, which could reduce or eliminate potential sales of our products and services.

CERTAIN PROVISIONS OF OUR CHARTER AND OF DELAWARE LAW MAKE A TAKEOVER OF OUR COMPANY MORE DIFFICULT.

         Our corporate documents and Delaware law contain provisions that might enable our management to resist a takeover of our company. These provisions might discourage or delay a change in the control of Netegrity or a change in our management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Additionally, the Company has entered into employment and executive retention agreements with certain employees and executive officers which, among other things, include certain severance and change of control provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

         In the quarter ended March 31, 2003, we generated approximately 28% of our revenues outside of the United States. International sales are typically denominated in U.S. dollars. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Translation gains and losses (which were $82,000 as of March 31, 2003) are deferred and accumulated as a separate component of stockholders' equity (accumulated other comprehensive loss). Net gains and losses resulting from foreign exchange transactions, which were $500 for the quarter ended March 31, 2003, are included in other income, net in the accompanying condensed consolidated statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. dollar as of March 31, 2003 would not have a material impact on our results of operations for the quarter ended March 31, 2003.

Interest Rates

         We invest our cash in a variety of financial instruments including floating rate bonds, municipal bonds, asset-backed securities and money market instruments in accordance with an investment policy approved by our Board of Directors. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short-term deposits of the local operating bank.

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. However, due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the quarter ended March 31, 2003 would have decreased by less than $100,000. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The same 100 basis point change in interest rates would not have a material impact on the fair value of the investment portfolio. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

         (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                          PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently a party to any legal proceedings, the adverse outcome of which, in our opinion, would have a material adverse effect on our results of operations or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
ITEM NO.                                                ITEM AND REFERENCE
--------
 10.01            Form of Executive Retention Agreement entered into by and between Netegrity, Inc., and Xristos Silaidis dated
                  January 13, 2003; Netegrity, Inc. and Richard Welch dated February 3, 2003; and Netegrity, Inc. and Roy Strand dated February 24, 2003.

 10.02 +          Software License and Distribution Agreement by and between Netegrity, Inc. and Business Layers, Inc. dated
                  January 18, 2003, as amended on March 26, 2003.

  99.1            Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2            Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

(b) Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NETEGRITY, INC.

Date: April 28, 2003                  By: /s/ Barry N. Bycoff
                                          -------------------------------------
                                          Barry N. Bycoff
                                          President, Chief Executive Officer,
                                          Director and Chairman of the Board

Date: April 28, 2003                  By: /s/ Regina O. Sommer
                                          -------------------------------------
                                          Regina O. Sommer
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003                  By: /s/ Barry N. Bycoff
                                          -------------------------------------
                                          Barry N. Bycoff
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003                  By: /s/ Regina O. Sommer
                                          -------------------------------------
                                          Regina O. Sommer
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)