Form 10-Q
period 2003-06-30
NETEGRITY INC
filed 2003-07-28
CIK 840824

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 1-10139

                                 NETEGRITY, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                   04-2911320
         (State or other jurisdiction                     (I.R.S. Employer
        of incorporation or organization)                Identification No.)

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

As of July 21, 2003 there were 34,547,817 shares of Common Stock outstanding, exclusive of Treasury Stock.

                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          Consolidated Balance Sheets as of June 30, 2003 and
          December 31, 2002 (unaudited).................................................................      3
          Consolidated Statements of Operations for the three months ended June 30, 2003 and
          2002 (unaudited)..............................................................................      4
          Consolidated Statements of Operations for the six months ended June 30, 2003 and
          2002 (unaudited)..............................................................................      5
          Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and
          2002 (unaudited)..............................................................................      6
          Notes to Consolidated Financial Statements....................................................      7
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........     14
Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................     29
Item 4.   Controls and Procedures.......................................................................     29
PART II   OTHER INFORMATION.............................................................................     30
Item 4.   Submission of Matters to a Vote of Security Holders...........................................     30
Item 6.   Exhibits and Reports on Form on 8-K...........................................................     30
SIGNATURES..............................................................................................     31

                         PART I. - FINANCIAL INFORMATION

                                 NETEGRITY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2003            2002
                                                                              ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................................  $     13,761    $     25,707
Short-term available-for-sale securities....................................        26,139          48,361
Accounts receivable--trade, net of allowances of $690 at
 June 30, 2003 and $922 at December 31, 2002................................         9,685          15,046
Prepaid expenses and other current assets...................................         2,399           2,949
Restricted cash.............................................................            --             281
                                                                              ------------    ------------
   Total Current Assets.....................................................        51,984          92,344
Long-term available-for-sale securities.....................................        53,526          12,655
Property and equipment, net.................................................         6,029           6,837
Long-term restricted cash...................................................           764             790
Other intangible assets, net................................................            --           5,398
Other assets................................................................           334             338
                                                                              ------------    ------------
  Total Assets..............................................................  $    112,637    $    118,362
                                                                              ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable--trade.....................................................  $      2,421    $      1,906
Accrued compensation and benefits...........................................         3,276           4,293
Other accrued expenses......................................................         6,499           6,530
Deferred revenue............................................................        16,677          14,875
                                                                              ------------    ------------
  Total Current Liabilities.................................................        28,873          27,604
                                                                              ------------    ------------
Commitments and Contingencies
STOCKHOLDERS' EQUITY:
Common stock, voting, $.01 par value; 135,000 shares authorized;
  34,558 shares issued and 34,520 shares outstanding at June 30,
  2003; 34,346 shares issued and 34,308 shares outstanding at
  December 31, 2002.........................................................           345             343
Additional paid-in capital..................................................       197,732         197,250
Accumulated other comprehensive income......................................            18             106
Accumulated deficit.........................................................      (114,131)       (106,741)
Loan to officer.............................................................          (116)           (116)
                                                                              ------------    ------------
                                                                                    83,848          90,842
Less--Treasury stock, at cost: 38 shares....................................           (84)            (84)
                                                                              ------------    ------------
Total Stockholders' Equity..................................................        83,764          90,758
                                                                              ------------    ------------
Total Liabilities and Stockholders' Equity..................................  $    112,637    $    118,362
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

                                 NETEGRITY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     FOR THE THREE MONTHS
                                                        ENDED JUNE 30,
                                                   -------------------------
                                                      2003           2002
                                                   ----------     ----------
Revenues:
 Software licenses.............................    $   10,714     $    7,669
 Services......................................         7,500          7,493
 Other.........................................           650            646
                                                   ----------     ----------
  Total revenues...............................        18,864         15,808
                                                   ----------     ----------
Cost of Revenues:
 Cost of software licenses.....................           376            409
 Non-cash cost of software licenses............         2,699            917
 Cost of services..............................         2,760          3,566
 Cost of other.................................           390            388
                                                   ----------     ----------
  Total cost of revenues.......................         6,225          5,280
                                                   ----------     ----------
Gross profit...................................        12,639         10,528
Selling, general and administrative expenses...        10,493         14,038
Research and development expenses..............         5,036          6,478
Non-recurring charges..........................            --            689
                                                   ----------     ----------
Loss from operations...........................        (2,890)       (10,677)
Other income, net..............................           417            724
                                                   ----------     ----------
Loss before provision for income taxes.........        (2,473)        (9,953)
Provision for income taxes.....................            59             --
                                                   ----------     ----------
Net loss.......................................    $   (2,532)    $   (9,953)
                                                   ==========     ==========
Net loss per share:
 Basic and diluted.............................    $    (0.07)    $    (0.29)
Weighted average shares outstanding:
 Basic and diluted.............................        34,416         34,001

    The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       FOR THE SIX MONTHS
                                                         ENDED JUNE 30,
                                                   -------------------------
                                                      2003           2002
                                                   ----------     ----------
Revenues:
 Software licenses.............................    $   19,132     $   21,286
 Services......................................        15,129         15,071
 Other.........................................         1,281          1,421
                                                   ----------     ----------
  Total revenues...............................        35,542         37,778
                                                   ----------     ----------
Cost of Revenues:
 Cost of software licenses.....................           867            964
 Non-cash cost of software licenses............         5,398          1,834
 Cost of services..............................         5,748          7,432
 Cost of other.................................           752            841
                                                   ----------     ----------
  Total cost of revenues.......................        12,765         11,071
                                                   ----------     ----------
Gross profit...................................        22,777         26,707
Selling, general and administrative expenses...        20,989         27,528
Research and development expenses..............         9,910         12,536
Non-recurring charges..........................            --            689
                                                   ----------     ----------
Loss from operations...........................        (8,122)       (14,046)
Other income, net..............................           791          1,380
                                                   ----------     ----------
Loss before provision for income taxes.........        (7,331)       (12,666)
Provision for income taxes.....................            59             40
                                                   ----------     ----------
Net loss.......................................    $   (7,390)    $  (12,706)
                                                   ==========     ==========
Net loss per share:
 Basic and diluted.............................    $    (0.22)    $    (0.37)
Weighted average shares outstanding:
 Basic and diluted.............................        34,367         33,938

    The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        FOR THE SIX MONTHS
                                                                          ENDED JUNE 30,
                                                                     -------------------------
                                                                        2003           2002
                                                                     ----------     ----------
OPERATING ACTIVITIES:
Net loss.........................................................    $   (7,390)    $  (12,706)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
 Depreciation and amortization...................................         7,650          4,139
 Provision for doubtful accounts.................................           190            207
 (Gain)/Loss on sale of marketable securities....................           (41)            11
 Other...........................................................           238             25
Changes in operating assets and liabilities:
 Accounts receivable - trade.....................................         5,171          1,828
 Prepaid expenses and other current assets.......................           550           (699)
 Other assets....................................................             4            464
 Accounts payable - trade........................................           515         (1,188)
 Accrued compensation and benefits...............................        (1,017)          (285)
 Other accrued expenses..........................................           (31)        (3,970)
 Deferred revenue................................................         1,802            474
                                                                     ----------     ----------
Net cash provided by (used for) operating activities.............         7,641        (11,700)
                                                                     ----------     ----------
INVESTING ACTIVITIES:
Proceeds from sales of marketable securities.....................        17,577        121,261
Proceeds from maturities of marketable securities................        12,407          4,284
Purchases of marketable securities...............................       (48,924)      (119,409)
Purchases of property and equipment..............................        (1,444)        (1,378)
Restricted cash..................................................           307             (6)
                                                                     ----------     ----------
Net cash used for investing activities...........................       (20,077)         4,752
                                                                     ----------     ----------
FINANCING ACTIVITY:
Proceeds from issuance of common stock under stock plans.........           484            351
                                                                     ----------     ----------
Net cash provided by financing activity..........................           484            351
                                                                     ----------     ----------
Effect of exchange rate changes on cash and cash equivalents.....             6            (37)
Net change in cash and cash equivalents..........................       (11,946)        (6,634)
Cash and cash equivalents at beginning of period.................        25,707         26,332
                                                                     ----------     ----------
Cash and cash equivalents at end of period.......................    $   13,761     $   19,698
                                                                     ==========     ==========

        The accompanying notes are an integral part of the consolidated financial statements

                                 NETEGRITY, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation

         The accompanying unaudited consolidated financial statements include the accounts of Netegrity, Inc. and its wholly owned subsidiaries ("Netegrity", "we" or "our") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K/A filed on March 6, 2003. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results expected for the remainder of the year ending December 31, 2003.

         The consolidated financial statements of Netegrity include the accounts and operations of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Revenue Recognition

         Our revenues are primarily generated from the sale of perpetual licenses for our proprietary SiteMinder(R), IdentityMinder(TM) and TransactionMinder(R) products and related services. We generate our services revenues from consulting and training services performed for customers and from the maintenance and support of our products. As described below, significant management judgments and estimates must be made and used in connection with the revenues recognized in any accounting period. Management analyzes various factors, including specific transactions, historical experience, credit worthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenues and cost recognized.

         We generally license our software products on a perpetual basis. We apply the provisions of Statement of Position No. 97-2, "Software Revenue Recognition," as amended by Statement of Position No. 98-9, "Software Revenue Recognition, with Respect to Certain Transactions," to all transactions involving the sale of software products. We recognize revenues from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. This policy is applicable to all sales, including sales to resellers and end users. We do not offer a right of return on our products.

         For all sales, we use a signed license agreement and/or a purchase order with binding terms and conditions as evidence of an arrangement. For arrangements with multiple obligations (for example, product, undelivered maintenance and support, training and consulting), we allocate revenues to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. We defer revenue from the arrangement equivalent to the fair value of the undelivered elements. Fair value for each component is either the price we charge when the same component is sold separately or the price established by the members of our management who have the relevant authority to set prices for an element not yet sold separately.

         At the time of the transaction, we assess whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of the fee is due after our normal payment terms, which are generally 30 to 90 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenues as the fees become due. In addition, we assess whether collection is probable or not based on the credit worthiness of the customer. Initial credit worthiness is assessed through Dun & Bradstreet or similar credit rating agencies. Credit worthiness for follow-on transactions is assessed through a review of the transaction history with the customer. We do not typically request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenues at the time collection becomes reasonably assured, which is generally upon receipt of cash.

         Installation by Netegrity is not considered essential to the functionality of our products as these services do not alter the product capabilities, do not require specialized skills and may be performed by the customer or other vendors. Revenues for maintenance and support are recognized ratably over the term of the support period. Revenues from consulting and training services generally are recognized as the services are performed.

                                 NETEGRITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(c) Cash and Cash Equivalents and Restricted Cash

         Cash and cash equivalents include cash, money market investments and other highly liquid investments with original maturities of three months or less at the date of purchase. Restricted cash represents time deposits held at financial institutions in connection with the lease of our office space. As of June 30, 2003, restricted cash is security for an outstanding letter of credit which expires in August 2003, but has an automatic renewal clause.

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

         As of June 30, 2003, based on management's intentions, all marketable securities have been classified as available-for-sale. Net realized gains (losses) from the sales and maturities of marketable securities amounting to $42,000 and ($8,000) for the three months ended June 30, 2003 and 2002, respectively, and $41,000 and ($11,000) for the six months ended June 30, 2003 and 2002, respectively, are included in other income, net in the accompanying consolidated statements of operations. The unrealized holding gains of $84,000 and $178,000 have been included in accumulated other comprehensive income in the consolidated financial statements as of June 30, 2003 and December 31, 2002, respectively.

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

                                 NETEGRITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Other intangible assets, net, consists of acquired technology that resulted from the acquisition of DataChannel during 2001. We account for these intangible assets in accordance with SFAS No. 86. During the fourth quarter of 2002, we determined that there had been a change in the estimated useful life of the acquired technology and, therefore, it was appropriate that the acquired technology be amortized over a nine month period starting at the beginning of the fourth quarter of 2002 (the period during which the change in estimated life was identified). Prior to this change, the acquired technology long-lived asset was being amortized on a straight line basis over three years. As a result of this change, the quarterly amortization expense related to the acquired technology increased from approximately $917,000 and $1.8 million in the three and six months ended June 30, 2002, respectively, to approximately $2.7 million and $5.4 million for the three and six months ended June 30, 2003, respectively. As of June 30, 2003 the acquired technology was fully amortized.

(f) Comprehensive Income (Loss)

         The components of comprehensive loss are as follows:

                                                                   FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                                       ENDED JUNE 30,               ENDED JUNE 30,
                                                                  -----------------------     ------------------------
                                                                    2003          2002          2003           2002
                                                                  --------      ---------     ---------      ---------
                                                                                    (in thousands)
Net loss...................................................       $ (2,532)     $  (9,953)    $  (7,390)     $ (12,706)
Net unrealized holding gain (loss) arising during
the period.................................................            (60)            89           (53)           (28)
Reclassification adjustment for net realized (gains)
losses included in net loss................................            (42)             8           (41)            11
                                                                  --------      ---------     ---------      --------
                                                                      (102)            97           (94)           (17)
Net unrealized foreign currency translation
adjustment arising during the period.......................       $     16      $     (67)    $       5      $     (37)
                                                                  --------      ---------     ---------      ---------
Comprehensive loss.........................................       $ (2,618)     $  (9,923)    $  (7,479)     $ (12,760)
                                                                  ========      =========     =========      =========

         The components of accumulated other comprehensive loss as of June 30, 2003 and December 31, 2002 are as follows:

                                                               JUNE 30,    DECEMBER 31,
                                                                 2003         2002
                                                               --------    ------------
                                                                  (in thousands)
Net unrealized holding gain................................     $   84        $   178
Net unrealized foreign currency translation adjustment.....        (66)           (72)
                                                                ------        -------
 Accumulated other comprehensive income....................     $   18        $   106
                                                                ======        =======

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

         Outstanding options to purchase a total of approximately 344,000 and
1.2 million shares of common stock for the three and six months ended June 30, 2003, respectively, and a total of 6.6 million and 5.2 million shares of common stock for the three and six months ended June 30, 2002, respectively, were excluded in the computation of diluted EPS because the effect on EPS was anti-dilutive.

(h) Stock-Based Compensation

         We account for our stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for

                                 NETEGRITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Stock Issued to Employees, and Related Interpretations." No stock-based compensation cost is reflected in net income (loss) for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to stock-based compensation (in thousands, except per share data):

                                                             FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                ENDED JUNE 30,               ENDED JUNE 30,
                                                                 (UNAUDITED)                  (UNAUDITED)
                                                           ------------------------     ------------------------
                                                             2003           2002          2003           2002
                                                           ---------      ---------     ---------      ---------
Net loss, as reported....................................  $  (2,532)     $  (9,953)    $  (7,390)     $ (12,706)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects...................         (4,147)        (7,737)       (7,023)       (23,623)
                                                           ---------      ---------     ---------      ---------
Net loss, as adjusted....................................  $  (6,679)     $ (17,690)    $ (14,413)     $ (36,329)
                                                           =========      =========     =========      =========
Loss per share:
  Basic and diluted -- as reported.......................  $   (0.07)     $   (0.29)    $   (0.22)     $   (0.37)
  Basic and diluted -- as adjusted.......................  $   (0.19)     $   (0.52)    $   (0.42)     $   (1.07)

(i) Recent Accounting Pronouncements

         In November 2002, the Emerging Issues Task Force (EITF) issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We anticipate the adoption of EITF No. 00-21 will not have significant impact on our consolidated financial statements.

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

         In May 2003, the FASB issued SFAS 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on our financial position or results of operations.

NOTE 2: TENDER OFFER

         On August 23, 2002, we filed a tender offer statement with the Securities and Exchange Commission in connection with certain stock options outstanding under non-director stock plans (the Offer to Exchange). Under the Offer to Exchange, we offered to exchange certain employee options to purchase shares of our common stock for new options to purchase shares of our common stock. The Offer to Exchange excluded directors and non-employees of Netegrity, expired on September 23, 2002 and provided for the grant of new options on two different dates. We granted 50% of the new options on March 25, 2003 and 50% of the new options on April

                                 NETEGRITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

25, 2003 to employees that were continuously and actively employed from the date the employee tendered eligible options for exchange to the date of the grant of the new options. The number of shares underlying the new options was equal to the number of shares underlying the cancelled eligible options, except that certain options granted to certain executive officers were exchanged at a rate of one share underlying a new option for each two shares underlying the tendered options. The exercise price of the new options was equal to the fair market value of one share of common stock on the date of grant of the new options as determined in accordance with the applicable option plans. Each new option will vest in accordance with a schedule tied to the length of time of an individual's employment with Netegrity.

         On March 25, and April 25, 2003, we granted options to purchase an aggregate of 2,155,910 and 2,138,604 shares, respectively, of our common stock at fair market value in connection with the Offer to Exchange. In accordance with FASB Interpretation No. 44, since the replacement options were granted more than six months and one day after cancellation of the old options, the new options were considered a fixed award and, therefore, did not result in any compensation expense.

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

                                     FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                        ENDED JUNE 30,                    ENDED JUNE 30,
                                 ----------------------------       --------------------------
                                    2003              2002             2003            2002
                                 ------------      ----------       ----------      ----------
Revenues:
  United States of America...    $     15,163      $   11,621       $   27,243      $   30,292
  Europe.....................           1,256           3,081            4,726           5,448
  Asia Pacific...............           2,416             999            3,365           1,381
  Other......................              29             107              208             657
                                 ------------      ----------       ----------      ----------
  Total......................    $     18,864      $   15,808       $   35,542      $   37,778
                                 ============      ==========       ==========      ==========

                                            JUNE 30,
                                 ----------------------------
                                     2003             2002
                                 ------------      ----------
Long-Lived Assets:
  United States of America...    $      6,412      $    6,763
  Europe.....................             324             398
  Asia Pacific...............             387             641
  Other......................               4              --
                                 ------------      ----------
  Total......................    $      7,127      $    7,802
                                 ============      ==========

NOTE 4: RELATED PARTY TRANSACTIONS

LOAN TO OFFICER

         The consolidated balance sheets as of June 30, 2003 and December 31, 2002 include $116,000 in loans to an officer of Netegrity issued in connection with the exercise of stock options in 1996. The loan is reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheets. The loan is payable upon demand and bears interest at 7% per annum. The loan was originally represented by a secured note; however, in May 2002, the note was amended such that it became a full recourse unsecured note.

MARKETING SERVICES

         During the three and six months ended June 30, 2003 we paid approximately $37,000 and $42,000, respectively, and during the three and six months ended June 30, 2002 we paid approximately $48,000 and $63,000, respectively, to a company for marketing services. The principal shareholder of such company is the son-in-law of one of the members of our Board of Directors. We have similar arrangements with other marketing services firms and believe the arrangement was entered into on substantially the same terms and conditions as our arrangements with such other firms.

                                 NETEGRITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 5: COMMITMENTS AND CONTINGENCIES

         We have commitments that expire at various times through 2010. Operating leases shown below are primarily for facility costs for our corporate headquarters and worldwide sales offices. Other contractual obligations primarily consist of minimum royalty fees payable by Netegrity in connection with a software license and distribution agreement, which we entered into in January 2003.

                                              LESS
                                             THAN 1                             AFTER 5
                                    TOTAL     YEAR     1-3 YEARS   4-5 YEARS     YEARS
                                  --------   -------   ---------   ---------   --------
                                                      (IN THOUSANDS)
Operating Leases...............   $ 10,245   $ 3,575    $ 2,781     $ 2,833    $ 1,056
Other Contractual Obligations..      3,550     1,250      2,300          --         --
                                  --------   -------    -------     -------    -------
Total..........................   $ 13,795   $ 4,825    $ 5,081     $ 2,833    $ 1,056
                                  ========   =======    =======     =======    =======

         Included in the operating lease commitments above is approximately $0.7 million related to excess facilities which have been accrued in purchase accounting and are payable through April 2004.

         We incurred total operating lease expense, primarily related to certain facilities and equipment under non-cancelable operating leases, of approximately $1.0 million and $2.0 million for the three and six months ended June 30, 2003, respectively.

         In April 2002, we entered into an agreement with a system integrator to assist us in the development and launch of one of our products. Under the terms of the agreement, for consideration of the system integrator's time in assisting with the development of the product, we agreed to promote the system integrator as an integrator of the developed product. Our obligation under the agreement will be considered satisfied once the system integrator receives consulting revenues totaling approximately $3.9 million from our customers, or by April 2004, whichever occurs first. In the event that we recommend a competitor of the system integrator to perform the integration work for a customer, we could potentially owe a royalty to the system integrator based on the net license fee. As of June 30, 2003, no royalties were due to the system integrator.

         In August 2002, we entered into a five year non-cancelable operating lease for an office building for our corporate headquarters. We moved into the new facility in March 2003. In connection with the lease agreement, we delivered an irrevocable, unconditional, negotiable letter of credit in the amount of $0.8 million as a security deposit. Additionally, we spent approximately $1.0 million in leasehold improvements to build out the new facility in the six months ended June 30, 2003.

         In January 2003, we entered into a software license and distribution agreement, as amended in March 2003, under which we were granted the right to sublicense the use of a provisioning application software program. In addition, we were granted certain rights to integrate or combine the software into our existing products. In exchange for these rights, we have agreed to pay a quarterly royalty fee based on a percentage of the net license fees we charge our customers for the software. The minimum royalty fees due in the first, second and third years of the agreement are approximately $1.0 million, $1.4 million and $1.6 million, respectively. The initial term of this agreement is three years. After the first year of the agreement, we have the right to terminate the agreement without cause. As of June 30, 2003, we became obligated to pay $0.5 million in royalties under this agreement, of which $0.2 million had been paid and $0.3 million was accrued.

         We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to repair or replace the product or reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

         We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for certain damages, such as personal property damage, caused by our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have general and umbrella insurance

                                 NETEGRITY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

policies that enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

         We generally warrant for ninety days from delivery that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

         We have entered into employment and executive retention agreements with certain employees and executive officers, which, among other things, include certain severance and change of control provisions. We have also entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity.

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

OVERVIEW

         Netegrity is a leading provider of security software solutions that securely manage identities and their access to enterprise information assets. Our flexible, standards-based offerings increase security, reduce administrative costs and enable revenue enhancement. Our products help companies ensure that only the people or business processes that are entitled to access corporate resources and applications access them. Our products also enable customers to manage the user population that needs to access those resources and applications. In addition, our products provide a more automated way to grant, modify or revoke account access to applications and resources.

         We primarily derive our revenues from our core products, SiteMinder
(R), IdentityMinder(TM), and TransactionMinder(R), which are integrated into an identity and access management solution to provide Web access control and management, user administration, provisioning and de-provisioning of account access. Our solution supports a broad range of technology environments, and aims to ensure that companies optimize their existing information technology investments while incorporating new technologies. We also offer various levels of consulting and support services that enable our customers to successfully implement our products in their organizations.

         We believe sales of our products will be driven by the customers' desire for increased security, reduced costs, and regulatory compliance across large, heterogeneous environments. We are beginning to see customers' interest shifting away from network security and towards enterprise security, as their objective changes from keeping people out to letting them in -- and securely managing their access to corporate information assets. As a result, we expect that companies will spend their discretionary IT dollars on technology that will help them drive revenue and reduce costs while mitigating risk. We have seen an upwards trend in deal sizes in both new name and follow-on accounts. This movement reflects the combined impact of a broadened product portfolio as well as the focus of our direct sales resources on the largest companies in the world. However, information technology spending has sharply decreased in the past two years and information technology budgets remained constrained, which has had and could continue to have a direct affect on the sale of our products.

         Our software products are typically sold on a perpetual license basis and customers enter into an annual customer support agreement for their software license at the time of initial purchase and renew this support agreement annually. Our support agreement entitles our customers to software license upgrades and support.

         Our professional services group provides customers with project management, architecture and design, custom development and training.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

         The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable reserves, marketable securities, valuation of long-lived and intangible assets and goodwill, income taxes and stock based compensation. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

REVENUE RECOGNITION

         Our revenues are primarily generated from the sale of perpetual licenses for our proprietary SiteMinder(R), IdentityMinder(TM) and TransactionMinder(R) products and related services. We generate our services revenues from consulting and training services performed for customers and from maintenance and support of our products. As described below, significant management judgments and estimates must be made and used in connection with the revenues recognized in any accounting period. Management analyzes various factors, including a review of specific transactions, historical experience, credit worthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenues and cost recognized.

         We generally license our software products on a perpetual basis. We apply the provisions of Statement of Position No. 97-2, "Software Revenue Recognition," as amended by Statement of Position No. 98-9, "Software Revenue Recognition, with Respect to Certain Transactions," to all transactions involving the sale of software products. We recognize revenues from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. This policy is applicable to all sales, including sales to resellers and end users. We do not offer a right of return on our products.

         For all sales, we use a signed license agreement and/or a purchase order with binding terms and conditions as evidence of an arrangement. For arrangements with multiple obligations (for example, product, undelivered maintenance and support, training and consulting), we allocate revenues to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. We defer revenue from the arrangement equivalent to the fair value of the undelivered elements. Fair values for each component are either the price we charge when the same component is sold separately or the price established by the members of our management, who have the relevant authority to set prices, for an element not yet sold separately.

         At the time of the transaction, we assess whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of the fee is due after our normal payment terms, which are generally 30 to 90 days from invoice date, we account for the fee as not being fixed or determinable. In these cases, we recognize revenues as the fees become due. In addition, we assess whether collection is probable or not based on the credit worthiness of the customer. Initial credit worthiness is assessed through Dun & Bradstreet or similar credit rating agencies. Credit worthiness for follow-on transactions is assessed through a review of the transaction history with the customer. We do not typically request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenues at the time collection becomes reasonably assured, which is generally upon receipt of cash.

         Installation by Netegrity is not considered essential to the functionality of our products as these services do not alter the product capabilities, do not require specialized skills and may be performed by the customer or other vendors. Revenues for maintenance and support are recognized ratably over the term of the support period. Revenues from consulting and training services generally are recognized as the services are performed.

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

MARKETABLE SECURITIES

         Investments, which primarily consist of debt securities, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board (FASB). Pursuant to the provisions of SFAS No. 115, we have classified our investment portfolio as "trading", "available-for-sale" or "held to maturity". Trading securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Fair value is based upon quoted market prices. Unrealized gains and losses on trading securities are included in the determination of net earnings. Available-for-sale securities include debt securities that are being held for an unspecified period of time and may be used for liquidity or other corporate purposes and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of comprehensive income (loss) in stockholders' equity. Held to maturity securities are debt securities that we intend to hold to maturity and are recorded at amortized cost. As of June 30, 2003, all of our investments have been classified as available-for-sale.

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

ACCOUNTING FOR INCOME TAXES

         The preparation of our consolidated financial statements require us to estimate our income taxes in each of the jurisdictions in which we operate, including those outside the United States, which may be subject to certain risks that ordinarily would not be expected in the United States. The income tax accounting process involves estimating our actual current exposure together with temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in the recognition of deferred tax assets and liabilities. We then record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.

         Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our net deferred tax assets as of June 30, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

STOCK-BASED COMPENSATION

         Our stock option program is a broad-based, long-term retention program that is intended to contribute to the success of Netegrity by attracting, retaining and motivating talented employees and to align employee interests with the interests of our existing stockholders. Stock options are typically granted to employees when they first join Netegrity and typically on an annual basis thereafter. Stock options are also granted when there is a significant change in an employee's responsibilities and, occasionally, to achieve equity within a peer group. The Compensation Committee of the Board of Directors is responsible for the review and approval of the granting of stock options to employees and consultants. The Compensation Committee recommends the compensation of executive management to the Board of Directors who has authority to approve stock option grants. All members of the Compensation Committee are independent directors, as defined in the current rules for issuers traded on The NASDAQ Stock Market. See the "Report of the Compensation Committee" in our 2003 proxy statement for further information regarding the policies and procedures of Netegrity and the Compensation Committee regarding the grant of stock options.

         Under the stock option plans, the participants may be granted options to purchase shares of Netegrity stock and substantially all of our employees and directors participate in at least one of our plans. Options issued under these plans generally are granted at fair market value at the date of grant, become exercisable at varying rates, generally over four to five years, and generally expire seven to ten years from the date of grant.

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

         On August 23, 2002, we filed a tender offer statement with the Securities and Exchange Commission in connection with certain stock options outstanding under non-director stock plans (the Offer to Exchange). Under the Offer to Exchange, we offered to exchange certain employee options to purchase shares of our common stock for new options to purchase shares of our common stock. The Offer to Exchange excluded directors and non-employees of Netegrity, expired on September 23, 2002 and provided for the grant of new options on two different dates. We granted 50% of the new options on March 25, 2003 and 50% of the new options on April 25, 2003 to employees that were continuously and actively employed from the date the employee tendered eligible options for exchange to the date of the grant of the new options. The number of shares underlying the new options was equal to the number of shares underlying the cancelled eligible options, except that certain options granted to certain executive officers were exchanged at a rate of one share underlying a new option for each two shares underlying the tendered options. The exercise price of the new options was equal to the fair market value of one share of common stock on the date of grant of the new options as determined in accordance with the applicable option plans. Each new option will vest in accordance with a schedule tied to the length of time of an individual's employment with Netegrity.

         On March 25 and April 25, 2003, we granted options to purchase an aggregate of 2,155,910 and 2,138,604 shares, respectively of our common stock at fair market value in connection with the Offer to Exchange. In accordance with FASB Interpretation No. 44, since the replacement options were granted more than six months and one day after cancellation of the old options, the new options were considered a fixed award and therefore did not result in any compensation expense.

RESULTS OF OPERATIONS

The following table presents statement of operations data as percentages of total revenues for the periods indicated:

                                                     THREE MONTHS             SIX MONTHS
                                                         ENDED                   ENDED
                                                       JUNE 30,                JUNE 30,
                                                   ---------------          --------------
                                                   2003       2002          2003      2002
                                                   ----       ----          ----      ----
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software licenses............................      57%        49%           54%       56%
  Services.....................................      40         47            43        40
  Other........................................       3          4             3         4
                                                   ----       ----          ----      ----
     Total revenues............................     100        100           100       100
Cost of revenues:
  Cost of software licenses....................       2          2             3         2
  Non-cash cost of software licenses...........      14          6            15         5
  Cost of services.............................      15         23            16        20
  Cost of other................................       2          2             2         2
                                                   ----       ----          ----      ----
     Total cost of revenues....................      33         33            36        29
                                                   ----       ----          ----      ----
Gross profit...................................      67         67            64        71
Selling, general and administrative expenses...      55         89            59        73
Research and development expenses..............      27         42            28        33
Non-recurring charges..........................      --          4            --         2
                                                   ----       ----          ----      ----
Loss from operations...........................     (15)       (68)          (23)      (37)
Other income, net..............................       2          5             2         3
                                                   ----       ----          ----      ----
Loss before provision for income taxes.........     (13)       (63)          (21)      (34)
Provision for income taxes.....................      --         --            --        --
                                                   ----       ----          ----      ----
Net loss.......................................     (13)%      (63)%         (21)%     (34)%
                                                   ----       ----          ----      ----

THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

         The following discussion reviews the results of operations for the three and six months ended June 30, 2003 (the "2003 Quarter" and "2003 Period", respectively) compared to the three and six months ended June 30, 2002 (the "2002 Quarter" and "2002 Period", respectively).

         Revenues. Total revenues increased by $3.1 million or 20%, to $18.9 million in the 2003 Quarter, from $15.8 million in the 2002 Quarter, and decreased by $2.3 million or 6%, to $35.5 million in the 2003 Period, from $37.8 million in the 2002 Period. The increase in the 2003 Quarter as compared to the 2002 Quarter was primarily due to an increase in software license revenues and an increase in maintenance and support revenues, partially offset by a decrease in consulting and training revenues. The decrease in total revenues in the 2003 Period as compared to the 2002 Period was primarily due to a decrease in software license revenues and a decrease in consulting and training revenues, partially offset by an increase in maintenance and support revenues. Overall, we believe that revenue growth will be modest over the next couple of quarters as constraints on technology spending continue. However, we believe that as information technology spending increases from the current levels our revenues will increase. We also believe that our focus on expanding our leadership position in the identity and access management market with our new product offerings and the continued build-out of the leveraged model with our partners has enabled us to acquire new customers and generate additional revenues by selling additional products to our existing customers.

         Software license revenues increased by $3.0 million or 39%, to $10.7 million in the 2003 Quarter, from $7.7 million in the 2002 Quarter. The increase was primarily due to the sale of our new product offerings, as well as to improved sales execution. These increases continue to be slightly offset by weak international market conditions, particularly in Europe. While the number of new name deals decreased from 52 in the 2002 Quarter to 28 in the 2003 Quarter, the average size of new name deals increased from approximately $104,000 in the 2002 Quarter to approximately $148,000 in the 2003 Quarter. The number of follow on deals increased from 47 in the 2002 Quarter to 60 in the 2003 Quarter and the average size of follow on deals increased from approximately $81,000 in the 2002 Quarter to approximately $143,000 in the 2003 Quarter. The number of new name deals decreased from 95 in the 2002 Period to 51 in the 2003 Period, however the average size of new name deals increased from approximately $110,000 in the 2002 Period to approximately $145,000 in the 2003 Period. The number of follow on deals increased from 90 in the 2002 Period to 103 in the 2003 Period and the average size of follow on deals decreased from approximately $153,000 in the 2002 Period to approximately $151,000 in the 2003 Period. The increase in the average deal size in the 2003 Quarter was primarily related to increased sales of our IdentityMinder (TM) and TransactionMinder (R) products, which were introduced in late 2002, as well as two deals over $1 million that led to an increase in the average deal size in the 2003 Quarter.

         Services revenues remained flat at $7.5 million in both the 2003 Quarter and the 2002 Quarter. Services revenues also remained flat at $15.1 million in both the 2003 Period and the 2002 Period primarily as a result of a $3.0 million decline in consulting and training revenues offset by an increase of $3.1 million in maintenance and support revenues. Consulting and training revenues decreased by $1.3 million in the 2003 Quarter as compared to 2002 Quarter and by $200,000 in the 2003 Period as compared to the 2002 Period as a result of both broad based economic weakness and reduced technology spending that resulted in a reduction in our customers' requests for installation and integration services as well as our decision to leverage our partners to provide integration services directly to our customers. In connection with this leveraged model, the cumulative number of third party consultants we had trained increased from approximately 710 in the 2002 Quarter to over 1,150 in the 2003 Quarter. The decreases in consulting and training revenues were offset by an increase in maintenance and support revenues resulting from an increase in maintenance renewals by our existing customer base.

         Other revenues remained flat at $650,000 in both the 2003 Quarter and the 2003 Quarter and decreased by $140,000 or 10%, to $1.3 million in the 2003 Period, from $1.4 million in the 2002 Period. Other revenues are derived from the Firewall legacy business. This business has declined over the past several quarters and is not expected to have a significant impact in future periods.

         Cost of revenues. Total cost of revenues increased by $0.9 million or 17%, to $6.2 million in the 2003 Quarter, from $5.3 million in the 2002 Quarter and by $1.7 million or 15%, to $12.8 million in the 2003 Period, from $11.1 million in the 2002 Period. We believe that the cost of revenues will decrease over the short term primarily as a result of the decrease in non-cash cost of software licenses beginning in the third quarter of 2003 as the purchased software acquired in the DataChannel acquisition was fully amortized at the end of the second quarter of 2003. This decrease will be slightly offset by (i) the cost of third party software products that enhance and enable our products and
(ii) increased investment in our technical support organization. Overall, we believe that gross profit will increase in future periods as we increase our software license revenues, which typically have higher gross profits than our service offerings, and as a result of the capitalized software becoming fully amortized as of June 30, 2003.

         Cost of software license revenues increased by $1.8 or 138%, to $3.1 million in the 2003 Quarter, from $1.3 million in the 2002 Quarter and by $3.5 million or 125%, to $6.3 in the 2003 Period from $2.8 million in the 2002 Period. This increase is primarily due to a change in the amortization period of purchased software recorded in connection with the DataChannel acquisition. During the fourth quarter of 2002, we determined that there had been a change in the estimated useful life of the acquired technology and, therefore, it was appropriate to amortize the acquired technology over a nine month period starting at the beginning of the fourth quarter of 2002 (the period during which the change in estimated life was identified). Prior to this change, the acquired technology long-lived asset was being amortized on a straight line basis over three years. As a result of this change, the amortization expense related to the acquired technology increased from approximately $0.9 million and $1.8 million for the three months and six months ended June 30, 2002, respectively, to approximately $2.7 million and $5.4 million for the three and six months ended June 30, 2003, respectively. Overall, we believe that the cost of software license revenues will decrease over the short term primarily as a result of the decrease in non-cash cost of software licenses beginning in the third quarter of 2003 as the purchased software acquired in the DataChannel acquisition became fully amortized at the end of the second quarter of 2003. This decrease will be slightly offset by the cost of third party software products that enhance and enable our products.

         Cost of services decreased by $0.8 million or 22%, to $2.8 million in the 2003 Quarter, from $3.6 million in the 2002 Quarter and by $1.7 million or 23%, to $5.7 million in the 2003 Period, from $7.4 million in the 2002 Period. The decrease is primarily due to the leveraging of our system integrator partner relationships which allowed us to reduce headcount by 61% from June 30, 2002 to June 30, 2003 in our professional services organization resulting in a decrease in salaries and related expenses. The cumulative number of billable consultants we have trained at our affiliated partners increased from approximately 710 at the end of the 2002 Quarter to over 1,150 at the end of the 2003 Quarter. The decrease in cost of services was partially offset by increased investment in both personnel and customer support systems within the technical support organization during the second half of 2002 and the first quarter of 2003 in order to enhance overall customer satisfaction.

         Cost of other revenues remained flat at $0.4 million in both the 2003 Quarter and the 2002 Quarter and decreased by $89,000 or 11%, to $752,000 in the 2003 Period, from $841,000 in the 2002 Period. The decrease in the 2003 Period is in relative proportion to the decrease in revenues. Cost of other revenues are not expected to have a significant impact in future periods.

         Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $3.5 million or 25%, to $10.5 million in the 2003 Quarter, from $14.0 million in the 2002 Quarter and by $6.5 million or 24%, to $21.0 million in the 2003 Period, from $27.5 million in the 2002 Period. The decrease in both the 2003 Quarter and 2003 Period is attributable to (i) a decrease in salaries and related expenses due to reduced headcount of 25% from the 2002 Quarter to the 2003 Quarter (including reductions in force implemented in April and October of 2002 and January 2003), (ii) reduced marketing and travel related expenses, (iii) reduced legal fees, and (iv) reduced facility related expenses, including office rent, depreciation and utilities primarily resulting from the consolidation of field offices and the move of the corporate headquarters to a new facility. As we continue to realize the savings from the consolidations of office space and continue to scrutinize all discretionary expenses and evaluate reductions in non-strategic programs, we anticipate selling, general and administration expenses as a percentage of total revenues will remain flat or decrease in future periods.

         Research and development costs. Research and development costs decreased by $1.5 million or 23%, to $5.0 million in the 2003 Quarter, from $6.5 million in the 2002 Quarter and by $2.6 million or 21%, to $9.9 million in the 2003 Period, from $12.5 million in the 2002 Period. The decrease in both the 2003 Quarter and 2003 Period was primarily due to a decrease in salaries and related expenses due to the reductions in force implemented in April and October of 2002, which reduced headcount by 26% in these departments from the 2002 Quarter to the 2003 Quarter. These reductions were primarily related to the decision not to continue developing, marketing or selling the PortalMinder product on a stand-alone basis and to the continued leverage of offshore third party contractors. We recognize that our investment in research and development is required to remain competitive and, therefore, our research and development expenses may increase in future periods due to the continued development of our products and services.

         Other income, net. Other income, net, which is comprised primarily of interest income earned on our cash and marketable securities, decreased by $0.3 million or 43%, to $0.4 million in the 2003 Quarter, from $0.7 million in the 2002 Quarter and by $0.6 million or 43%, to $0.8 million in the 2003 Period, from $1.4 million in the 2002 Period. The decrease in both the 2003 Quarter and 2003 Period was attributable primarily to a decline in the average interest rates earned on our marketable securities balances coupled with slightly lower average cash and marketable securities balances as compared to the prior year.

         Provision for income taxes. The provision for income taxes increased by $59,000 or 100%, to $59,000 in the 2003 Quarter as compared to the 2002 Quarter and by $19,000 or 48%, to $59,000 in the 2003 Period from $40,000 in the 2002
Period. The increase in both the 2003 Quarter and 2003 Period was attributable to an increase in state and foreign taxes in the current period over the same periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities in the 2003 Period was $7.6 million, primarily due to a decrease in accounts receivable as the result of strong cash collections in the 2003 Period and an increase in deferred revenue as a result of an increase in maintenance renewals, partially offset by the net loss for the period and a decrease in accrued compensation and benefits primarily resulting from the payment during the first quarter of 2003 of commissions earned during 2002.

         Cash used in investing activities was $20.1 million in the 2003 Period. Investing activities for the period consisted primarily of the purchases of marketable securities of approximately $48.9 million, and the purchase of $1.4 million of property and equipment, primarily computer related equipment and software, offset by the proceeds from sales and maturities of marketable securities of approximately $30.0 million.

         Cash provided by financing activities in the 2003 Period was approximately $484,000, which related to the exercise of employee stock options and stock purchased by employees as part of the employee stock purchase plan.

         As of June 30, 2003, we had cash and cash equivalents totaling $13.8 million, short-term marketable securities of approximately $26.1 million and working capital of $23.1 million. In addition, we had long-term marketable securities totaling $53.5 million as of June 30, 2003.

         Any increase or decrease in our accounts receivable balance and accounts receivable days outstanding (calculated as net accounts receivable divided by revenue per day) will affect our cash flow from operations and liquidity. Our accounts receivable and accounts receivable days outstanding may increase due to changes in factors such as the timing of when sales are invoiced and length of customer's payment cycle. We also record deferred maintenance billings as accounts receivable, and the timing of these billings affects the accounts receivable days outstanding. Historically, international and indirect customers pay at as lower rate than domestic and direct customers. An increase in revenues generated from international and indirect customers may increase our accounts receivable days outstanding and accounts receivable balance. Due to the current economic climate, we may observe an increase in the length of our customers' payment cycle and as a result our days sales outstanding may increase in future periods. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and will be subject to greater general credit risks.

         In the past, we experienced a period of rapid growth, which resulted in significant increases in our operating expenses. More recently, due to the effects of general economic conditions, we have made considerable efforts to reduce our operating expenses through constrained spending, reductions in workforce and better alignment of our cost structure to our revenues. While we anticipate that our operating expenses and capital expenditures will constitute a material use of our cash resources, we may also utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to our business. We believe that our existing cash and cash equivalent balances together with our marketable securities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

COMMITMENTS

         We have commitments that expire at various times through 2010. Operating leases shown below are primarily for facility costs for our corporate headquarters and worldwide sales offices. Other contractual obligations primarily consist of minimum royalty fees payable by Netegrity in connection with a software license and distribution agreement, which we entered into in January 2003.

                                                  LESS
                                                 THAN 1                            AFTER 5
                                       TOTAL      YEAR     1-3 YEARS   4-5 YEARS    YEARS
                                       -----      ----     ---------   ---------    -----
                                                         (IN THOUSANDS)
Operating Leases..................    $ 10,245   $ 3,575    $ 2,781     $ 2,833    $ 1,056
Other Contractual Obligations.....       3,550     1,250      2,300          --         --
                                      --------   -------    -------     -------    -------
Total.............................    $ 13,795   $ 4,825    $ 5,081     $ 2,833    $ 1,056
                                      ========   =======    =======     =======    =======

         Included in the operating lease commitments above is approximately $0.7 million related to excess facilities which have been accrued in purchase accounting and are payable through April 2004.

         We incurred total operating lease expense, primarily related to certain facilities and equipment under non-cancelable operating leases, of approximately $1.0 million and $2.0 million for the three and six months ended June 30, 2003, respectively.

         In April 2002, we entered into an agreement with a system integrator to assist us in the development and launch of one of our products. Under the terms of the agreement, for consideration of the system integrator's time in assisting with the development of the product, we agreed to promote the system integrator as an integrator of the developed product. Our obligation under the agreement will be considered satisfied once the system integrator receives consulting revenues totaling approximately $3.9 million from our customers, or by April 2004, whichever occurs first. In the event that we recommend a competitor of the system integrator to perform the integration work for a customer, we could potentially owe a royalty to the system integrator based on the net license fee. As of June 30, 2003, no royalties were due to the system integrator.

         In August 2002, we entered into a five year non-cancelable operating lease for an office building for our corporate headquarters. We moved into the new facility in March 2003. In connection with the lease agreement, we delivered an irrevocable, unconditional, negotiable letter of credit in the amount of $0.8 million as a security deposit. Additionally, we spent approximately $1.0 million in leasehold improvements to build out the new facility in the six months ended June 30, 2003.

         In January 2003, we entered into a software license and distribution agreement, as amended in March 2003, under which we were granted the right to sublicense the use of a provisioning application software program. In addition, we were granted certain rights to integrate or combine the software into our existing products. In exchange for these rights, we have agreed to pay a quarterly royalty fee based on a percentage of the net license fees we charge our customers for the software. The minimum royalty fees due in the first, second and third years of the agreement are approximately $1.0 million, $1.4 million and $1.6 million, respectively. The initial term of this agreement is three years. After the first year of the agreement we have the right to terminate the agreement without cause. As of June 30, 2003, we became obligated to pay $0.5 million in royalties under this agreement, of which $0.2 million has been paid and $0.3 million was accrued.

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

         We enter into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to repair or replace the product or reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

         We enter into arrangements with our business partners, whereby the business partner agrees to provide services as a subcontractor for our implementations. We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby we indemnify them for certain damages, such as personal property damage, caused by our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

         We generally warrant for ninety days from date of delivery that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer. Additionally, we warrant that our maintenance services will be performed consistent with generally accepted industry standards through completion of the agreed upon services. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. However, we have never incurred significant expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

         As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the later of six years after the date that the officer or director ceases to serve at our request in such capacity or the final termination of proceedings against the officer or director as outlined in the indemnification agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2003.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

         In recent years, we have incurred substantial operating losses. We cannot predict if we will achieve profitability for any substantial period of time. To achieve and sustain operating profitability on a quarterly and annual basis, we will need to increase our revenues, particularly our license revenues. Failure to maintain levels of profitability as expected by investors may adversely affect the market price of our common stock. In the six months ended June 30, 2003, we had a net loss of $7.4 million and an accumulated deficit of $114.1 million as of June 30, 2003.

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

         - market acceptance of our SiteMinder(R), IdentityMinder(TM)and TransactionMinder(R)products;

         - our success in obtaining follow-on sales to existing customers;

         -        the long sales and deployment cycle of our products;

         - our ability to hire and retain personnel, particularly in development, services and sales and marketing;

         -        the loss of or changes in key management personnel;

         - the timing of the release of new versions of SiteMinder, IdentityMinder and TransactionMinder products or other products;

         - pricing pressures that result in increased discounts or changes in competitors' pricing policies;

         -        changes in our operating expenses;

         - the development of our direct and indirect distribution channels;

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

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO MARKET OUR PRODUCTS AND RELATED SERVICES SUCCESSFULLY.

         Our revenues are primarily generated from the sale of perpetual licenses for our proprietary SiteMinder(R), IdentityMinder(TM) and TransactionMinder(R) products and related services. Broad market acceptance of our products will depend on the continued development of a market for identity and access management, the education of our customers on the use of business software applications in general and the relevance of our products specifically. Market acceptance for our products, and customer demand for the services they provide, may not develop.

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

         Our ability to succeed in the market for our products depends in part on our ability to provide support services on a 24 hour per day, seven-day per week basis. Any damage or disruptions to our service centers, including our service center in Malaysia, whether as a result of employee attrition, acts of terrorism or some other cause, or language barriers, could seriously impact our ability to provide the necessary service to our customers and fulfill our service contracts.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO ENHANCE OUR PRODUCT LINES AND DEVELOP NEW PRODUCTS.

         We believe our success is dependent, in large part, on our ability to enhance and broaden our product lines to meet the evolving needs of the business market. We may be unable to respond effectively to technological changes or new industry standards or developments. Although we recently released two new products on time, product development cycles are unpredictable and in the past, we have delayed the introduction of several new product versions due to delays in development of these versions.

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

         Additionally, as we continue to release new versions of our existing software we may be required to assist customers in migrating to the latest version once a product is announced to be at the end of its life. We could be adversely affected if there are significant migration issues and a decline in customer satisfaction related to such transitions.

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

WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

         The market for identity and access management is highly competitive. We expect the level of competition to increase as a result of the anticipated growth of the identity and access management market. Our primary competitor in the identity and access management market is the Tivoli Division of IBM. We also compete against traditional security and software companies such as Oblix, RSA, Novell, Waveset and Sun MicroSystems. In addition, a number of other security and software companies are beginning to offer products that may compete with our identity and access management solution. Competition may also develop as the market matures and other companies begin to offer similar products, and as our product offerings expand to other segments of the marketplace. We also face competition from Web development professional services organizations. We expect that additional competitors will emerge in the future. Current and potential competitors have established, or may in the future establish, cooperative selling relationships with third parties to increase the distribution of their products to the marketplace. Accordingly, it is possible that new competitors may emerge and acquire significant market share. It is possible that current and potential competitors may attempt to hire our employees and although we have non-compete agreements in place with most of our employees they may or may not be enforceable. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Today, many of our competitors have shorter operating histories and fewer financial and technical resources than we have. In addition, these smaller competitors have smaller customer bases. Some of our other competitors, however, are larger companies who have large financial resources, well-established development and support teams, and large customer bases. These larger competitors may initiate pricing policies that would make it more difficult for us to maintain our competitive position against these companies. It is also possible that current and potential competitors may be able to respond more quickly to new or emerging technologies or customer requirements, resulting in increased market share. If, in the future, a competitor chooses to bundle a competing point product with other applications within a suite, the demand for our products might be substantially reduced. Because of these factors, many of which are out of our control, we may be unable to maintain or enhance our competitive position against current and future competitors.

REGULATIONS OR CONSUMER CONCERNS REGARDING THE USE OF "COOKIES" ON THE INTERNET COULD REDUCE THE EFFECTIVENESS OF OUR SOFTWARE PRODUCTS.

         Certain of our products use cookies to support their single sign-on functionality. A cookie is information keyed to a specific user that is stored on the hard drive of the user's computer, typically without the user's knowledge. Cookies are generally removable by the user, and can be refused by the user at the point at which the information would not be stored on the user's hard drive. A number of governmental bodies and commentators in the United States and abroad have urged passage of laws limiting or abolishing the use of cookies. The passage of laws limiting or abolishing the use of cookies, or the widespread deletion or refusal of cookies by Web site users, could reduce or eliminate the effectiveness of our single sign-on functionality and could reduce market demand for our products.

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

         We may not be able to find appropriate strategic partners or may not be able to enter into relationships on commercially favorable terms, particularly if these partners decide to compete directly in the identity and access management market. Furthermore, the relationships we do enter into may not be successful. Our strategic relationships are generally non-exclusive, and therefore, our strategic partners may decide to pursue alternative technologies or to develop alternative products in addition to or instead of our product, either on their own or in collaboration with our competitors.

WE RELY ON THIRD PARTY TECHNOLOGY TO ENHANCE OUR PRODUCTS.

         We incorporate into our products software licensed from third party software companies that enhances, enables or provides functionality for our products and, therefore, we need to create relationships with third parties, including some of our competitors, to ensure that our products will interoperate with the third parties' products. Third party software may not continue to be available on commercially reasonable terms or with acceptable levels of support or functionality, or at all. Failure to maintain those license arrangements, failure of the third party vendors to provide updates, modifications or future versions of their software or defects and errors in or infringement claims against those third party products could delay or impair our ability to develop and sell our products and potentially cause us to incur additional cost. In addition, if we discover that third party products are no longer available as a result of changes in the third party's operations, there can be no assurance that we would be able to offer our product without substantial reengineering, or at all.

         Often these third party software companies require prepayment of royalties on their products and, in the past, we have had to expense to cost of sales these prepaid royalties when it was determined that they may not have future realizable value.

OUR FAILURE TO EXPAND OUR RELATIONSHIP WITH GLOBAL SYSTEMS INTEGRATORS COULD LIMIT OUR ABILITY TO SUPPORT OUR CUSTOMERS' DEPLOYMENT OF OUR PRODUCTS.

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

OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY OPERATING RESULTS.

         The length of our sales cycle varies depending on the size and type and complexity of the customer contemplating a purchase, whether we have conducted business with a potential customer in the past and the size of the deal. In addition, some of our customers may also need to invest substantial resources and modify their computer network infrastructures to take advantage of our products. As a result, these potential customers frequently need to obtain approvals from multiple decision makers prior to making purchase decisions, a process that has been, at times, further lengthened as a result of the current market conditions surrounding technology spending. Our long sales cycle, which can range from several weeks to several months or more, makes it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our revenues and operating results for any particular quarterly period. Our sales cycle is subject to a number of uncertainties such as:

         - the need to educate potential customers regarding the benefits of our products;

         -        customers' budgetary constraints;

         -        the timing of customers' budget cycles;

         - customers' willingness to make changes in their network infrastructures; and

         -        delays caused by customer's internal review processes.

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

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF OUR PRODUCTS CONTAIN ERRORS OR
FLAWS.

         Software products as complex as ours may contain undetected errors or "bugs" that result in product failures. The occurrence of errors could result in loss of, or delay in, revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation, or damage to our efforts to build brand awareness, any of which could have a material adverse effect on our business, operating results and financial condition. Additionally, the security features included in our products to prevent unauthorized access to the application may not meet all of our customers' requirements.

WE COULD INCUR SUBSTANTIAL COSTS RESULTING FROM PRODUCT LIABILITY CLAIMS RELATING TO OUR CUSTOMERS' USE OF OUR PRODUCTS.

         Many of the business applications supported by our products are critical to the operations of our customers' businesses. Any failure in a customer's Web site or application caused or allegedly caused by our products could result in a claim for substantial damages against us, regardless of our responsibility for the failure. Although we maintain general liability insurance, including coverage for errors and omissions, and contractually attempt to limit liability, we cannot be sure that our existing coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

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

         As we win business from larger, more complex customers there may be an increased demand on our resources, particularly product management and support, which may affect the allocation of our resources. Additionally, as we continue to sell our new products to existing customers our customers will expect us to provide the same level of product support on the new products as we do on the old products. This may put increased demand on our product support resources.

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

CONTINUED WEAKNESS IN THE GLOBAL ECONOMY MAY ADVERSELY AFFECT OUR BUSINESS

         The global economy is still weak and may continue to be weak in the foreseeable future. In addition, the United States' continued involvement in Iraq, as well as the political unrest in other parts of the world, have contributed to global economic uncertainty. We believe the current economic slowdown has caused some potential or current customers to defer purchases. In response to the current economic conditions, many companies have reduced their spending budgets for information technology products and services, which could reduce or eliminate potential sales of our products and services.

CERTAIN PROVISIONS OF OUR CHARTER AND OF DELAWARE LAW MAKE A TAKEOVER OF OUR COMPANY MORE DIFFICULT.

         Our corporate documents and Delaware law contain provisions that might enable us to resist a takeover of our company. These provisions might discourage or delay a change in the control of Netegrity or a change in our management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Additionally, we have entered into employment and executive retention agreements with certain employees and executive officers which, among other things, include certain severance and change of control provisions that may have similar effects.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

         In the three and six months ended June 30, 2003, we generated approximately 20% and 23%, respectively, of our revenues outside of the United States. International sales are typically denominated in U.S. dollars. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Translation losses (which were $66,000 as of June 30, 2003) are deferred and accumulated as a separate component of stockholders' equity (accumulated other comprehensive income). Net gains and losses resulting from foreign exchange transactions, which were $16,000 and $5,000, respectively, for the three and six months ended June 30, 2003, are included in other income, net, in the accompanying consolidated statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. dollar as of June 30, 2003 would not have a material impact on our results of operations for the three and six months ended June 30, 2003.

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

         Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. However, due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the three and six months ended June 30, 2003 would have decreased by less than $100,000. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The same 100 basis point change in interest rates would not have a material impact on the fair value of the investment portfolio. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

         Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected , or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II. - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 16, 2003, we held our 2003 Annual Meeting of Stockholders. At the meeting, the votes cast for the election of directors, the sole matter presented to our stockholders, were as follows:

     Director                        Votes For          Votes Withheld
     --------                        ---------          --------------
Barry N. Bycoff                      29,383,332            374,986
Paul F. Deninger                     28,432,890          1,325,428
Eric R. Giler                        28,255,805          1,502,513
Lawrence D. Lenihan, Jr.             29,235,094            523,224
Michael L. Mark                      29,233,064            525,249
Ralph B. Wagner                      29,411,074            347,244

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

EXHIBIT
ITEM NO.                           ITEM AND REFERENCE
--------  ----------------------------------------------------------------------------------
 31.1     Rule 13a-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer.

 31.2     Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer and Treasurer.

 32.1     Section 1350 Certification of President and Chief Executive Officer.

 32.2     Section 1350 Certification of Chief Financial Officer and Treasurer.

(b) Reports on Form 8-K

         On April 21, 2003, we furnished a Current Report on Form 8-K dated April 21, 2003 under Item 9 containing a copy of our earnings release for the period ended March 31, 2003 pursuant to Item 12 (Results of Operations and Financial Condition).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NETEGRITY, INC.

Date: July 28, 2003            By: /s/ Barry N. Bycoff
                                   --------------------------------------------
                                   Barry N. Bycoff
                                   President, Chief Executive Officer,
                                   Director and Chairman of the Board

Date: July 28, 2003            By: /s/ Regina O. Sommer
                                   --------------------------------------------
                                   Regina O. Sommer
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)