Form 10-Q
period 2003-09-30
NETEGRITY INC
filed 2003-10-28
CIK 840824

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

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

As of October 24, 2003 there were 34,729,656 shares of Common Stock outstanding, exclusive of treasury stock.

                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I.       FINANCIAL INFORMATION
Item 1.       Consolidated Financial Statements
              Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 (unaudited).......    3
              Consolidated Statements of Operations for the three months ended September 30, 2003 and
              2002 (unaudited).............................................................................    4
              Consolidated Statements of Operations for the nine months ended September 30, 2003 and
              2002 (unaudited).............................................................................    5
              Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and
              2002 (unaudited).............................................................................    6
              Notes to Consolidated Financial Statements...................................................    7
Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations........   15
Item 3.       Quantitative and Qualitative Disclosures About Market Risk...................................   30
Item 4.       Controls and Procedures......................................................................   30
PART II       OTHER INFORMATION............................................................................   32
Item 6.       Exhibits and Reports on Form on 8-K..........................................................   32
SIGNATURES    .............................................................................................   33

                         PART I. - FINANCIAL INFORMATION

                                 NETEGRITY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                          2003             2002
                                                                      -------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents .......................................     $      10,005    $     25,707
Available-for-sale securities ...................................            27,083          48,361
Accounts receivable--trade, net of allowances of $1,007 at
 September 30, 2003 and $922 at December 31, 2002 ...............            11,240          15,046
Prepaid expenses and other current assets .......................             2,501           2,949
Restricted cash .................................................                --             281
                                                                      -------------    ------------
  Total Current Assets ..........................................            50,829          92,344
Available-for-sale securities ...................................            55,986          12,655
Property and equipment, net .....................................             5,380           6,837
Restricted cash .................................................               768             790
Other intangible assets, net ....................................                --           5,398
Other assets ....................................................               336             338
                                                                      -------------    ------------
  Total Assets ..................................................     $     113,299    $    118,362
                                                                      =============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable--trade .........................................     $       2,430    $      1,906
Accrued compensation and benefits ...............................             4,387           4,293
Other accrued expenses ..........................................             4,899           6,530
Deferred revenue ................................................            16,585          14,875
                                                                      -------------    ------------
  Total Current Liabilities .....................................            28,301          27,604
                                                                      -------------    ------------
Commitments and Contingencies
STOCKHOLDERS' EQUITY:
Common stock, voting, $.01 par value; 135,000 shares authorized;
  34,767 shares issued and 34,729 shares outstanding at September
  30, 2003; 34,346 shares issued and 34,308 shares outstanding at
  December 31, 2002 .............................................               348             343
Additional paid-in capital ......................................           198,364         197,250
Accumulated other comprehensive income (loss) ...................               (43)            106
Accumulated deficit .............................................          (113,471)       (106,741)
Loan to officer .................................................              (116)           (116)
                                                                      -------------    ------------
                                                                             85,082          90,842
Less--Treasury stock, at cost: 38 shares ........................               (84)            (84)
                                                                      -------------    ------------
Total Stockholders' Equity ......................................            84,998          90,758
                                                                      -------------    ------------
Total Liabilities and Stockholders' Equity ......................     $     113,299    $    118,362
                                                                      =============    ============

         The accompanying notes are an integral part of the consolidated financial statements.

                                 NETEGRITY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    FOR THE THREE MONTHS
                                                     ENDED SEPTEMBER 30,
                                                    ---------------------
                                                      2003         2002
                                                    --------     --------
Revenues:
 Software licenses ............................     $ 11,404     $  6,457
 Services .....................................        8,144        7,885
 Other ........................................          849          836
                                                    --------     --------
  Total revenues ..............................       20,397       15,178
                                                    --------     --------
Cost of Revenues:
 Cost of software licenses ....................          483          715
 Non-cash cost of software licenses ...........           --          917
 Cost of services .............................        2,791        3,272
 Cost of other ................................          567          517
                                                    --------     --------
  Total cost of revenues ......................        3,841        5,421
                                                    --------     --------
Gross profit ..................................       16,556        9,757
Selling, general and administrative expenses ..       10,857       13,262
Research and development expenses .............        5,381        5,794
Impairment charge .............................           --       57,374
                                                    --------     --------
Income (loss) from operations .................          318      (66,673)
Other income, net .............................          404          521
                                                    --------     --------
Income (loss) before provision for income taxes          722      (66,152)
Provision for income taxes ....................           63           --
                                                    --------     --------
Net income (loss) .............................     $    659     $(66,152)
                                                    ========     ========
Net income (loss) per share:
 Basic ........................................     $   0.02     $  (1.94)
 Diluted ......................................     $   0.02     $  (1.94)
Weighted average shares outstanding:
 Basic ........................................       34,621       34,180
 Diluted ......................................       38,006       34,180

         The accompanying notes are an integral part of the consolidated financial statements.

                                 NETEGRITY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,
                                                    ---------------------
                                                      2003         2002
                                                    --------     --------
Revenues:
 Software licenses ............................     $ 30,536     $ 27,743
 Services .....................................       23,274       22,957
 Other ........................................        2,130        2,257
                                                    --------     --------
  Total revenues ..............................       55,940       52,957
                                                    --------     --------
Cost of Revenues:
 Cost of software licenses ....................        1,350        1,680
 Non-cash cost of software licenses ...........        5,398        2,750
 Cost of services .............................        8,539       10,704
 Cost of other ................................        1,319        1,359
                                                    --------     --------
  Total cost of revenues ......................       16,606       16,493
                                                    --------     --------
Gross profit ..................................       39,334       36,464
Selling, general and administrative expenses...       31,845       40,791
Research and development expenses .............       15,292       18,330
Impairment charge .............................           --       57,374
Restructuring charges .........................           --          689
                                                    --------     --------
Loss from operations ..........................       (7,803)     (80,720)
Other income, net .............................        1,195        1,900
                                                    --------     --------
Loss before provision for income taxes ........       (6,608)     (78,820)
Provision for income taxes ....................          122           40
                                                    --------     --------
Net loss ......................................     $ (6,730)    $(78,860)
                                                    ========     ========
Net loss per share:
 Basic and diluted ............................     $  (0.20)    $  (2.32)
Weighted average shares outstanding:
 Basic and diluted ............................       34,453       34,020

         The accompanying notes are an integral part of the consolidated financial statements.

                                 NETEGRITY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,
                                                                 ------------------------
                                                                   2003           2002
                                                                 ---------      ---------
OPERATING ACTIVITIES:
Net loss ......................................................  $  (6,730)     $ (78,860)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
 Depreciation, amortization and impairment ....................      8,767         63,640
 Gain on sale of marketable securities ........................        (42)            (4)
 Other ........................................................        509            154
Changes in operating assets and liabilities:
 Accounts receivable - trade ..................................      3,806          4,894
 Prepaid expenses and other current assets ....................        448           (380)
 Other assets .................................................          2            812
 Accounts payable - trade .....................................        524            200
 Accrued compensation and benefits ............................         94           (662)
 Other accrued expenses .......................................     (1,631)        (3,356)
 Deferred revenue .............................................      1,710           (617)
                                                                 ---------      ---------
Net cash provided by (used for) operating activities ..........      7,457        (14,179)
                                                                 ---------      ---------
INVESTING ACTIVITIES:
Proceeds from sales of marketable securities ..................     17,577        141,713
Proceeds from maturities of marketable securities .............     19,921          6,665
Purchases of marketable securities ............................    (60,196)      (144,253)
Purchases of property and equipment ...........................     (1,912)        (1,931)
Restricted cash ...............................................        303           (439)
                                                                 ---------      ---------
Net cash provided by (used for) investing activities ..........    (24,307)         1,755
                                                                 ---------      ---------
FINANCING ACTIVITY:
Proceeds from issuance of common stock under stock plans ......      1,119            564
                                                                 ---------      ---------
Net cash provided by financing activity .......................      1,119            564
                                                                 ---------      ---------
Effect of exchange rate changes on cash and cash equivalents...         29            (26)
Net change in cash and cash equivalents .......................    (15,702)       (11,886)
Cash and cash equivalents at beginning of period ..............     25,707         26,332
                                                                 ---------      ---------
Cash and cash equivalents at end of period ....................  $  10,005      $  14,446
                                                                 =========      =========

         The accompanying notes are an integral part of the consolidated financial statements

                                 NETEGRITY, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation

     The accompanying unaudited consolidated financial statements include the accounts of Netegrity, Inc. and its wholly owned subsidiaries ("Netegrity", "we" or "our") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K/A filed on March 6, 2003. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results expected for the remainder of the year ending December 31, 2003.

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

     For all sales, we use a signed license agreement and/or a purchase order with binding terms and conditions as evidence of an arrangement. For arrangements with multiple obligations (for example, software license, undelivered maintenance and support, training and consulting), we allocate revenues to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. We defer revenue from the arrangement equivalent to the fair value of the undelivered elements. Fair value for each component is either the price we charge when the same component is sold separately or the price established by the members of our management who have the relevant authority to set prices for an element not yet sold separately.

     At the time of the transaction, we assess whether the fee associated with the transaction is fixed or determinable based on the payment terms associated with the transaction. If a significant portion of the fee is due after our normal payment terms, which are generally 30 to 90 days from invoice date, we account for the fee as not being fixed or determinable. In those cases, we recognize revenues as the fees become due. In addition, we assess whether collection is probable based on the credit worthiness of the customer. Initial credit worthiness is assessed through Dun & Bradstreet or similar credit rating agencies. Credit worthiness for follow-on transactions is assessed through a review of the transaction history with the customer. We do not typically request collateral from our customers. If we determine that collection of a fee is not reasonably assured, we defer the fee and recognize revenues at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

(c) Cash and Cash Equivalents and Restricted Cash

     Cash and cash equivalents include cash, money market investments and other highly liquid investments with original maturities of three months or less at the date of purchase. Restricted cash represents time deposits held at financial institutions in connection with the lease of our office space. As of September 30, 2003, restricted cash is security for an outstanding letter of credit which expires in February 2004, but has an automatic renewal clause.

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

     As of September 30, 2003, based on management's intentions, all marketable securities have been classified as available-for-sale. Net realized gains (losses) from the sales and maturities of marketable securities amounting to $0 and $14,000 for the three months ended September 30, 2003 and 2002, respectively, and $42,000 and $4,000 for the nine months ended September 30, 2003 and 2002, respectively, are included in other income, net in the accompanying consolidated statements of operations. The unrealized holding gains (losses) of $(1,000) and $178,000 have been included in accumulated other comprehensive income (loss) in the consolidated financial statements as of September 30, 2003 and December 31, 2002, respectively.

(e) Intangible Assets and Other Long-Lived Assets

     We review the valuation of long-lived assets, including property and equipment and capitalized software, under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." We are required to assess the recoverability of long-lived assets and purchased software on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an interim impairment review include the following:

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

     Other intangible assets, net, at December 31, 2002, consisted of acquired technology that resulted from the acquisition of DataChannel during 2001. We account for these intangible assets in accordance with SFAS No. 86. During the fourth quarter of 2002, we determined that there had been a change in the estimated useful life of the acquired technology and, therefore, it was appropriate that the acquired technology be amortized over a nine month period starting at the beginning of the fourth quarter of 2002 (the period during which the change in estimated life was identified). Prior to this change, the acquired technology long-lived asset was being amortized on a straight line basis over three years. As a result of this change, the acquired technology became fully amortized on June 30, 2003, and as a result the quarterly amortization expense related to the acquired technology decreased from approximately $917,000 in the three months ended September 30, 2002 to $0 in the three months ended September 30, 2003. The amortization expense related to the acquired technology increased from $2.8 million in the nine months ended September 30, 2002 to approximately $5.4 million for the nine months ended September 30, 2003. This increase was the result of the change in the estimated useful life.

(f) Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows:

                                                          FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                         ----------------------      ----------------------
                                                           2003          2002          2003          2002
                                                         --------      --------      --------      --------
                                                                           (IN THOUSANDS)
Net income (loss) ..................................     $    659      $(66,152)     $ (6,730)     $(78,860)
Net unrealized holding gain (loss) arising during
the period .........................................          (84)           35          (136)           28
Reclassification adjustment for net realized (gains)
losses included in net loss ........................           --            14           (42)            4
                                                         --------      --------      --------      --------
                                                              (84)           49          (178)           32
Net unrealized foreign currency translation
adjustment arising during the period ...............           18            11            29           (26)
                                                         --------      --------      --------      --------
Comprehensive income (loss) ........................     $    593      $(66,092)     $ (6,879)     $(78,854)
                                                         ========      ========      ========      ========

     The components of accumulated other comprehensive income (loss) as of September 30, 2003 and December 31, 2002 are as follows:

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                  2003              2002
                                                              -------------     ------------
                                                                      (IN THOUSANDS)
Net unrealized holding gain (loss).......................     $          (1)    $        178
Net unrealized foreign currency translation adjustment...               (42)             (72)
                                                              -------------     ------------
 Accumulated other comprehensive income (loss)...........     $         (43)    $        106
                                                              =============     ============

(g) Net Earnings (Loss) Per Share

     Basic net earnings (loss) per share (EPS) is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing net income
(loss) by the weighted average number of shares outstanding plus the dilutive effect, if any, of the outstanding stock options and warrants using the "treasury stock" method. During periods of net loss, diluted net loss per share does not differ from basic net loss per share because potential shares of common stock from stock options and warrants are anti-dilutive and therefore are excluded from the calculation.

     Outstanding options to purchase a total of approximately 222,000 and 394,000 shares of common stock for the three and nine months ended September 30, 2003, respectively, and a total of 6.3 million and 5.5 million shares of common stock for the three and nine months ended September 30, 2002, respectively, were excluded in the computation of diluted EPS because the effect on EPS was anti-dilutive.

     The reconciliation of the denominators of the basic and diluted net income
(loss) per share computations for the Company's reported net income (loss) is as follows:

                                                                       FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                                        ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                                       --------------------    -------------------
                                                                         2003        2002        2003       2002
                                                                       --------    --------    --------    -------
                                                                                       (IN THOUSANDS)
Weighted average number of shares outstanding - basic ...........        34,621      34,180      34,453     34,020
Weighted  average  number of dilutive  common  stock  equivalents
outstanding .....................................................         3,385          --          --         --
                                                                       --------    --------    --------    -------
Weighted average number of shares outstanding - diluted .........        38,006      34,180      34,453     34,020
                                                                       --------    --------    --------    -------

(h) Stock-Based Compensation

     We account for our stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations." No stock-based compensation cost is reflected in net income (loss) for these plans, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation," to stock-based compensation (in thousands, except per share data):

                                                                       FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                                                        ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                                           (UNAUDITED)               (UNAUDITED)
                                                                       --------------------    ---------------------
                                                                         2003        2002        2003        2002
                                                                       --------    --------    --------    ---------
Net income (loss), as reported................................         $    659    $(66,152)   $ (6,730)   $ (78,860)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects............................           (1,255)     (7,623)     (8,278)     (83,139)
                                                                       --------    --------    --------    ---------
Net income (loss), pro-forma..................................         $   (596)   $(73,775)   $(15,008)   $(161,999)
                                                                       ========    ========    ========    =========
Income (loss) per share:
  Basic -- as reported........................................         $   0.02    $  (1.94)   $  (0.20)   $   (2.32)
  Diluted -- as reported......................................         $   0.02    $  (1.94)   $  (0.20)   $   (2.32)
  Basic and diluted - pro-forma...............................         $  (0.02)   $  (2.16)   $  (0.44)   $   (4.76)

(i) Recent Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (EITF) issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF No. 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a significant impact on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As we did not make a voluntary change to the fair value based method of accounting for stock-based employee compensation in 2002, the adoption of SFAS No. 148 did not have any impact on our financial position and results of operations.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," relating to consolidation of certain entities. First, FIN 46 will require identification of the Company's participation in variable interest entities ("VIE"), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosure requirements regarding interests in VIE that are deemed significant, even if consolidation is not required. For certain VIEs created before February 1, 2003, FIN 46 applies to interim periods ending after December 15, 2003. The Company believes the adoption of FIN 46 will not have any impact on its consolidated financial position or results of operations.

     In May 2003, the FASB issued SFAS 150, "Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on our financial position or results of operations.

NOTE 2: TENDER OFFER

     On August 23, 2002, we filed a tender offer statement with the Securities and Exchange Commission in connection with certain stock options outstanding under non-director stock plans (the "Offer to Exchange"). Under the Offer to Exchange, we offered to exchange certain employee options to purchase shares of our common stock for new options to purchase shares of our common stock. The Offer to Exchange excluded directors and non-employees of Netegrity, expired on September 23, 2002 and provided for the grant of new options on two different dates. We granted 50% of the new options on March 25, 2003 and 50% of the new options on April 25, 2003 to employees that were continuously and actively employed from the date the employee tendered eligible options for exchange to the date of the grant of the new options. The number of shares underlying the new options was equal to the number of shares underlying the cancelled eligible options, except that certain options granted to certain executive officers were exchanged at a rate of one share underlying a new option for each two shares underlying the tendered options. The exercise price per share of the new options was equal to the fair market value of one share of common stock on the date of grant of the new options as determined in accordance with the applicable option plans. Each new option will vest in accordance with a schedule tied to the length of time of an individual's employment with Netegrity.

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

                               FOR THE THREE MONTHS    FOR THE NINE MONTHS
                               ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                               -------------------     -------------------
                                2003        2002        2003        2002
                               -------     -------     -------     -------
Revenues:
  United States of America     $15,432     $11,729     $42,676     $42,022
  Europe .................       3,887       2,403       8,613       7,851
  Asia Pacific ...........         893         861       4,258       2,242
  Other ..................         185         185         393         842
                               -------     -------     -------     -------
  Total ..................     $20,397     $15,178     $55,940     $52,957
                               =======     =======     =======     =======

                               AS OF SEPTEMBER 30,
                               -------------------
                                2003        2002
                               -------     -------
Long-Lived Assets:
  United States of America...  $ 5,883     $15,586
  Europe.....................      269         400
  Asia Pacific...............      328         429
  Other......................        4           2
                               -------     -------
  Total......................  $ 6,484     $16,417
                               =======     =======

NOTE 4: RELATED PARTY TRANSACTIONS

LOAN TO OFFICER

     The consolidated balance sheets as of September 30, 2003 and December 31, 2002 include a $116,000 loan to an officer of Netegrity issued in connection with the exercise of stock options in 1996. The loan is reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheets. The loan is payable upon demand and bears interest at 7% per annum. The loan was originally represented by a secured note; however, in May 2002, the note was amended such that it became a full recourse unsecured note.

MARKETING SERVICES

     During the three and nine months ended September 30, 2003 we paid approximately $32,000 and $74,000, respectively, and during the three and nine months ended September 30, 2002 we paid approximately $16,000 and $79,000, respectively, to a company for marketing services. The principal shareholder of such company is the son-in-law of one of the members of our Board of Directors. We have similar arrangements with other marketing services firms and believe the arrangement was entered into on substantially the same terms and conditions as our arrangements with such other firms.

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

                                               LESS
                                               THAN 1                             AFTER 5
                                   TOTAL       YEAR      1-3 YEARS  4-5 YEARS      YEARS
                                  -------     -------    ---------  ---------     -------
                                                      (IN THOUSANDS)
Operating Leases ...............  $10,087     $ 2,750    $  3,449   $   3,467     $   421
Other Contractual Obligations ..    3,325       1,375       1,950          --          --
                                  -------     -------    --------   ---------     -------
Total ..........................  $13,412     $ 4,125    $  5,399   $   3,467     $   421
                                  =======     =======    ========   =========     =======

     Included in the operating lease commitments above is approximately $400,000 related to excess facilities which have been accrued in purchase accounting and are payable through April 2004.

     We incurred total operating lease expense, primarily related to certain facilities and equipment under non-cancelable operating leases, of approximately $1.0 million and $3.0 million for the three and nine months ended September 30, 2003, respectively.

     In April 2002, we entered into an agreement with a system integrator to assist us in the development and launch of one of our products. Under the terms of the agreement, for consideration of the system integrator's time in assisting with the development of the product, we agreed to promote the system integrator as an integrator of the developed product. Our obligation under the agreement will be considered satisfied once the system integrator receives consulting revenues totaling approximately $3.9 million from our customers, or by April 2004, whichever occurs first. In the event that we recommend a competitor of the system integrator to perform the integration work for a customer, we could potentially owe a royalty to the system integrator based on the net license fee. As of September 30, 2003, no royalties were due to the system integrator.

     In August 2002, we entered into a five year non-cancelable operating lease for an office building for our corporate headquarters. We moved into the new facility in March 2003. In connection with the lease agreement, we delivered an irrevocable, unconditional, negotiable letter of credit in the amount of $800,000 as a security deposit. Additionally, we spent approximately $1.0 million in leasehold improvements to build out the new facility in the nine months ended September 30, 2003.

     In January 2003, we entered into a software license and distribution agreement, as amended in March 2003, under which we were granted the right to sublicense the use of a provisioning application software program. In addition, we were granted certain rights to integrate or combine the software into our existing products. In exchange for these rights, we have agreed to pay a quarterly royalty fee based on a percentage of the net license fees we charge our customers for the software. The minimum royalty fees due in the first, second and third years of the agreement are approximately $1.0 million, $1.4 million and $1.6 million, respectively. The initial term of this agreement is three years. After the first year of the agreement, we have the right to terminate the agreement without cause. As of September 30, 2003, we became obligated to pay $675,000 in royalties under this agreement, of which $450,000 had been paid and $225,000 was accrued.

     We enter into standard indemnification agreements with our business partners or customers in our ordinary course of business. Pursuant to these agreements, we agree to repair or replace the product, pay royalties for a right to use, or reimburse the indemnified party for actual damages awarded by a court against the indemnified party for an intellectual property infringement claim by a third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

     We enter into standard indemnification agreements with our customers, whereby we indemnify them for certain damages, such as personal property damage, which may be caused in connection with consulting services performed at a customer site by our employees or our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

     We generally warrant for ninety days from delivery to a customer that our software products will perform free from material errors which prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards. We have never incurred significant expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

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

NOTE 6: SUBSEQUENT EVENT

     Pursuant to the terms of an asset purchase agreement dated October 10, 2003, we sold certain assets and liabilities related to our portal technology for approximately $5.1 million in cash. In conjunction with this sale, we also closed our Bellevue facility and consolidated our research and development operations in Waltham. As a result of these transactions, we expect to report a net gain in the range of $4.0 - $4.5 million during the fourth quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," "may," "will" and "continue" or similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have little or no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. The factors discussed in the sections captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Factors that May Affect Future Results," in this report identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

     We derive our revenues primarily from our core products, SiteMinder(R), IdentityMinder(TM), and TransactionMinder(R), which are integrated into an identity and access management solution to provide Web access control and management, user administration, provisioning and de-provisioning of account access. Our solution supports a broad range of technology environments, and aims to ensure that companies optimize their existing information technology investments while incorporating new technologies. We also offer various levels of consulting and support services that enable our customers to successfully implement our products in their organizations.

     We believe sales of our products will be driven by customers' desire for increased security, reduced costs, and regulatory compliance across large, heterogeneous environments. We are beginning to see customers' interest shifting away from network security and towards enterprise security, as customers' objectives change from keeping people out to letting them in, and secure management of access to corporate information. As a result, we expect that companies will spend their discretionary information technology dollars on technology that will help them drive revenue and reduce costs while mitigating risk. The combined impact of a broadened product portfolio as well as the focus of our direct sales resources on larger companies has enabled us to continue to drive business through our installed base while at the same time adding new customers. However, information technology spending has sharply decreased in the past two years and information technology budgets remained constrained, which has had and could continue to have a direct effect on the sale of our products.

     Our software products are generally sold on a perpetual license basis. Customers enter into an annual support agreement for their software license at the time of initial purchase and typically renew this support agreement annually. Our support agreement entitles customers to software upgrades and support.

     Our professional services group provides customers with project management, architecture and design, custom development services and training.

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

     For all sales, we use a signed license agreement and/or a purchase order with binding terms and conditions as evidence of an arrangement. For arrangements with multiple obligations (for example, software license, undelivered maintenance and support, training and consulting), we allocate revenues to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. We defer revenue from the arrangement equivalent to the fair value of the undelivered elements. Fair values for each component are either the price we charge when the same component is sold separately or the price established by the members of our management, who have the relevant authority to set prices, for an element not yet sold separately.

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

ACCOUNTS RECEIVABLE RESERVES

     Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on a specific analysis of accounts in the receivable portfolio and a general reserve based on the aging of receivables and historical write-off experience. While management believes the allowance to be adequate, if the financial condition of our customers were to deteriorate, resulting in impairment of our customers' ability to make payments, additional allowances may be required which could materially impact our financial position and results of operations.

MARKETABLE SECURITIES

     Investments, which primarily consist of debt securities, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board (FASB). Pursuant to the provisions of SFAS No. 115, we have classified our investment portfolio as "trading", "available-for-sale" or "held to maturity". Trading securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Fair value is based upon quoted market prices. Unrealized gains and losses on trading securities are included in the determination of net earnings. Available-for-sale securities include debt securities that are being held for an unspecified period of time and may be used for liquidity or other corporate purposes and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of comprehensive income (loss) in stockholders' equity. Held to maturity securities are debt securities that we intend to hold to maturity and are recorded at amortized cost. As of September 30, 2003, all of our investments have been classified as available-for-sale.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

     We review the valuation of long-lived assets, including property and equipment and capitalized software, under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." We are required to assess the recoverability of long-lived assets and purchased software on an interim basis whenever events and circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an interim impairment review include the following:

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

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. We have recorded a full valuation allowance against our net deferred tax assets as of September 30, 2003, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

STOCK-BASED COMPENSATION

     Our stock option program is a broad-based, long-term retention program that is intended to contribute to the success of Netegrity by attracting, retaining and motivating talented employees and to align employee interests with the interests of our existing stockholders. Stock options are typically granted to employees when they first join Netegrity and typically on an annual basis thereafter. Stock options are also granted when there is a significant change in an employee's responsibilities and, occasionally, to achieve equity within a peer group. The Compensation Committee of the Board of Directors is responsible for the review and approval of the granting of stock options to employees and consultants. The Compensation Committee recommends the compensation of executive management to the Board of Directors which has authority to approve stock option grants. All members of the Compensation Committee are independent directors, as defined in the current rules for issuers traded on The NASDAQ Stock Market. See the "Report of the Compensation Committee" in our 2003 proxy statement for further information regarding the policies and procedures of Netegrity and the Compensation Committee regarding the grant of stock options.

     Under our stock option plans, participants may be granted options to purchase shares of Netegrity stock and substantially all of our employees and directors participate in at least one of our plans. Options issued under these plans generally have exercise prices equal to the fair market value at the date of grant, become exercisable at varying rates, generally over four to five years, and generally expire seven to ten years from the date of grant.

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

     On August 23, 2002, we filed a tender offer statement with the Securities and Exchange Commission in connection with certain stock options outstanding under non-director stock plans (the "Offer to Exchange"). Under the Offer to Exchange, we offered to exchange certain employee options to purchase shares of our common stock for new options to purchase shares of our common stock. The Offer to Exchange excluded directors and non-employees of Netegrity, expired on September 23, 2002 and provided for the grant of new options on two different dates. We granted 50% of the new options on March 25, 2003 and 50% of the new options on April 25, 2003 to employees that were continuously and actively employed from the date the employee tendered eligible options for exchange to the date of the grant of the new options. The number of shares underlying the new options was equal to the number of shares underlying the cancelled eligible options, except that certain options granted to certain executive officers were exchanged at a rate of one share underlying a new option for each two shares underlying the tendered options. The exercise price of the new options was equal to the fair market value of one share of common stock on the date of grant of the new options as determined in accordance with the applicable option plans. Each new option will vest in accordance with a schedule tied to the length of time of an individual's employment with Netegrity.

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

RESULTS OF OPERATIONS

The following table presents statement of operations data as a percentage of total revenues for the periods indicated:

                                                        THREE MONTHS        NINE MONTHS
                                                            ENDED              ENDED
                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                      ----------------    ----------------
                                                       2003      2002      2003      2002
                                                      ------    ------    ------    ------
STATEMENT OF OPERATIONS DATA:
Revenues:
 Software licenses.............................           56%       43%       55%       53%
 Services......................................           40        52        41        43
 Other.........................................            4         5         4         4
                                                      ------    ------    ------    ------
   Total revenues.............................           100       100       100       100
Cost of revenues:
 Cost of software licenses.....................            2         5         3         3
 Non-cash cost of software licenses............           --         6        10         5
 Cost of services..............................           14        22        15        20
 Cost of other.................................            3         3         2         3
                                                      ------    ------    ------    ------
   Total cost of revenues.....................            19        36        30        31
                                                      ------    ------    ------    ------
Gross profit....................................          81        64        70        69
Selling, general and administrative expenses....          53        87        57        77
Research and development expenses...............          26        38        27        35
Impairment charges..............................          --       378        --       108
Non-recurring charges...........................          --        --        --         1
                                                      ------    ------    ------    ------
Income (loss) from operations...................           2      (439)      (14)     (152)
Other income, net...............................           2         3         2         4
                                                      ------    ------    ------    ------
Income (loss) before provision for income taxes            4      (436)      (12)     (148)
Provision for income taxes......................          --        --        --        --
                                                      ------    ------    ------    ------
Net income (loss)...............................           4%     (436)%     (12)%    (148)%
                                                      ------    ------    ------    ------

THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

     The following discussion reviews the results of operations for the three and nine months ended September 30, 2003 (the "2003 Quarter" and "2003 Period", respectively) compared to the three and nine months ended September 30, 2002 (the "2002 Quarter" and "2002 Period", respectively).

     Revenues. Total revenues increased by $5.2 million or 34%, to $20.4 million in the 2003 Quarter, from $15.2 million in the 2002 Quarter, and increased by $2.9 million or 5%, to $55.9 million in the 2003 Period, from $53.0 million in the 2002 Period. The increase in both the 2003 Quarter and the 2003 Period as compared to the 2002 Quarter and 2002 Period, respectively, was primarily due to an increase in software license revenues and an increase in maintenance and support revenues, partially offset by a decrease in consulting and training revenues. Overall, we believe that revenue growth will be modest over the next couple of quarters as constraints on technology spending continue. However, we believe that as information technology spending increases from the current levels our revenues will increase. We also believe that our focus on expanding our leadership position in the identity and access management market with our new IdentityMinder and TransactionMinder product offerings and continuing to use the leverage we have built with our partners to provide integration services directly to our customers will enable us to acquire new customers and sell additional products to our existing customers.

     Software license revenues increased by $4.9 million or 75%, to $11.4 million in the 2003 Quarter, from $6.5 million in the 2002 Quarter, and increased by $2.8 million or 10%, to $30.5 million in the 2003 Period, from $27.7 million in the 2002 Period. The increase was primarily due to the sale of our new product offerings, increased sales to our existing customers and improved sales execution. Additionally, although the European economy continued to be weak in the 2003 Quarter, we saw an increase in European sales activity within certain market segments on which we have been focusing our selling and marketing resources during 2003.

While the number of new name deals decreased from 33 in the 2002 Quarter to 30 in the 2003 Quarter and the average size of new name deals decreased from approximately $111,000 in the 2002 Quarter to approximately $105,000 in the 2003 Quarter, the number of follow on deals increased from 54 in the 2002 Quarter to 79 in the 2003 Quarter and the average size of follow on deals increased from approximately $70,000 in the 2002 Quarter to approximately $130,000 in the 2003 Quarter. The number of new name deals decreased from 128 in the 2002 Period to 81 in the 2003 Period; however the average size of new name deals increased from approximately $111,000 in the 2002 Period to approximately $130,000 in the 2003 Period. The number of follow on deals increased from 144 in the 2002 Period to 182 in the 2003 Period and the average size of follow on deals increased from approximately $122,000 in the 2002 Period to approximately $142,000 in the 2003 Period. Overall, the increase in the total number of deals and the average deal size was primarily due to our ability to continue to sell additional products to existing customers, which included two deals that were each over $1 million in the 2003 Quarter, and due to sales of our IdentityMinder(TM) and TransactionMinder(R) products, which were introduced in late 2002, to both new and existing customers.

     Services revenues increased by $200,000 or 3%, to $8.1 million in the 2003 Quarter, from $7.9 million in the 2002 Quarter, and increased by $300,000 or 1%, to $23.3 million in the 2003 Period, from $23.0 million in the 2002 Period. The increases are primarily due to an increase in maintenance and support revenues offset by a decline in consulting and training revenues. Maintenance and support revenues increased by $1.1 million in the 2003 Quarter as compared to 2002 Quarter and by $4.2 million in the 2003 Period as compared to the 2002 Period resulting from the increasing of the existing maintenance customer base. Consulting and training revenues decreased by $900,000 in the 2003 Quarter as compared to 2002 Quarter and by $3.9 million in the 2003 Period as compared to the 2002 Period as a result of both broad-based economic weakness and the continued leveraging of our partners to provide integration services directly to our customers. In connection with this leveraged model, the cumulative number of consultants we have trained at our affiliated partners increased from approximately 850 in the 2002 Quarter to over 1,200 in the 2003 Quarter.

     Other revenues remained relatively flat at $800,000 in both the 2003 and 2002 Quarter, and decreased by $200,000 or 9%, to $2.1 million in the 2003 Period, from $2.3 million in the 2002 Period. These other revenues are derived from our Firewall legacy business. This business has remained relatively flat and is not expected to have a significant impact in future periods.

     Cost of revenues. Total cost of revenues decreased by $1.6 million or 30%, to $3.8 million in the 2003 Quarter, from $5.4 million in the 2002 Quarter and by $0.1 million or 1%, to $16.6 million in the 2003 Period, from $16.5 million in the 2002 Period. The decrease in the 2003 Quarter is primarily a result of the decrease in non-cash cost of software licenses as the purchased software acquired in the DataChannel acquisition was fully amortized at the end of the second quarter of 2003. This decrease was slightly offset by the cost of third party software products that enhance and enable our products and increased investment in our technical support organization. Overall, we believe that gross profit will remain relatively consistent with the level of the 2003 Quarter as a percentage of revenue in future periods as we increase our software license revenues, which typically have higher gross profits than our service offerings.

     Cost of software license revenues decreased by $1.1 million or 69%, to $500,000 in the 2003 Quarter, from $1.6 million in the 2002 Quarter and increased by $2.3 million or 52%, to $6.7 million in the 2003 Period from $4.4 million in the 2002 Period. The decrease in the 2003 Quarter is primarily a result of the decrease in non-cash cost of software licenses as the purchased software acquired in the DataChannel acquisition was fully amortized at the end of the second quarter of 2003. This decrease was slightly offset by the cost of third party software products that enhance and enable our products. The increase in the 2003 Period is primarily the result of the acceleration of the amortization in the third quarter of 2002.

     Cost of services decreased by $0.5 million or 15%, to $2.8 million in the 2003 Quarter, from $3.3 million in the 2002 Quarter and by $2.2 million or 21%, to $8.5 million in the 2003 Period, from $10.7 million in the 2002 Period. The decrease is primarily due to the leveraging of our system integrator partner relationships which allowed us to reduce headcount in our professional services organization by 54% from September 30, 2002 to September 30, 2003 resulting in a decrease in salaries and related expenses. The cumulative number of billable consultants we have trained at our affiliated partners increased from approximately 850 at the end of the 2002 Quarter to over 1,200 at the end of the 2003 Quarter. The decrease in cost of services was partially offset by increased investment in both personnel and customer support systems within our technical support organization during the 2003 Period in order to enhance overall customer satisfaction.

     Cost of other revenues increased by $100,000 or 20%, to $600,000 in the 2003 Quarter, from $500,000 in the 2002 Quarter, and decreased by $100,000 or 7%, to $1.3 million in the 2003 Period, from $1.4 million in the 2002 Period. These costs are related to our Firewall legacy business. This business has remained relatively flat and is not expected to have a significant impact in future periods.

     Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $2.4 million or 18%, to $10.9 million in the 2003 Quarter, from $13.3 million in the 2002 Quarter and by $9.0 million or 22%, to $31.8 million in the 2003 Period, from $40.8 million in the 2002 Period. The decrease in both the 2003 Quarter and 2003 Period is attributable to (i) a decrease in salaries and related expenses due to reduced headcount of 14% from the 2002 Quarter to the 2003 Quarter (including reductions in force implemented in April and October of 2002 and January 2003), (ii) reduced marketing and travel related expenses, (iii) reduced legal fees, and (iv) reduced facility related expenses, including office rent, depreciation and utilities primarily resulting from the consolidation of field offices and the move of the corporate headquarters to a new facility. As we continue to realize the savings from the consolidations of office space and continue to scrutinize all discretionary expenses and evaluate reductions in non-strategic programs, we anticipate selling, general and administration expenses as a percentage of total revenues will remain flat or decrease in future periods.

     Research and development costs. Research and development costs decreased by $400,000 or 7%, to $5.4 million in the 2003 Quarter, from $5.8 million in the 2002 Quarter and by $3.0 million or 16%, to $15.3 million in the 2003 Period, from $18.3 million in the 2002 Period. The decrease in both the 2003 Quarter and 2003 Period was primarily due to a decrease in salaries and related expenses due to the reductions in force implemented in April and October of 2002, which reduced headcount by 26% in these departments from the 2002 Quarter to the 2003 Quarter. These reductions were primarily related to the decision not to continue developing, marketing or selling the PortalMinder product. The decrease was partially offset by an increase in consulting expenses related to the continued leverage of offshore third-party contractors used to perform certain testing of our products. We recognize that our investment in research and development is required to remain competitive and, therefore, we expect that our research and development expenses may increase in future periods due to the continued development of our products and services.

     Other income, net. Other income, net, which is comprised primarily of interest income earned on our cash and marketable securities, decreased by $100,000 or 20%, to $400,000 in the 2003 Quarter, from $500,000 in the 2002
Quarter and by $700,000 or 37%, to $1.2 million in the 2003 Period, from $1.9 million in the 2002 Period. The decrease in both the 2003 Quarter and 2003 Period was attributable primarily to a decline in the average interest rates earned on our marketable securities balances coupled with slightly lower average cash and marketable securities balances as compared to the prior year.

     Provision for income taxes. The provision for income taxes was $63,000 in the 2003 Quarter as compared to $0 in the 2002 Quarter and was $122,000 in the 2003 Period and $40,000 in the 2002 Period. The increase in both the 2003 Quarter and 2003 Period was attributable to an increase in state and foreign taxes in the current periods over the same periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities in the 2003 Period was $7.5 million, primarily due to a decrease in accounts receivable as the result of strong cash collections in the 2003 Period and an increase in deferred revenue as a result of an increase in maintenance renewals, partially offset by the net loss for the period and a decrease in accrued expenses primarily related to the timing of payments.

     Cash used in investing activities was $24.3 million in the 2003 Period. Investing activities for the period consisted primarily of the purchases of marketable securities of approximately $60.2 million, and the purchase of $1.9 million of property and equipment, primarily computer related equipment and software, offset by the proceeds from sales and maturities of marketable securities of approximately $37.5 million.

     Cash provided by financing activities in the 2003 Period was approximately $1.1 million, which related to the exercise of employee stock options and stock purchased by employees as part of the employee stock purchase plan.

     As of September 30, 2003, we had cash and cash equivalents totaling $10.0 million, short-term available-for-sale securities of approximately $27.1 million and working capital of $22.5 million. In addition, we had long-term available-for-sale securities totaling $56.0 million as of September 30, 2003.

     Pursuant to the terms of an asset purchase agreement dated October 10, 2003, we sold certain assets and liabilities related to our portal technology for approximately $5.1 million in cash. In conjunction with this sale, we also closed our Bellevue facility and consolidated our research and development operations in Waltham. As a result of these transactions, we expect to report a net gain in the range of $4.0 - $4.5 million during the fourth quarter of 2003.

     Any increase or decrease in our accounts receivable balance and accounts receivable days outstanding (calculated as net accounts receivable divided by revenue per day) will affect our cash flow from operations and liquidity. Our accounts receivable and accounts receivable days outstanding may increase due to changes in factors such as the timing of when sales are invoiced and length of customers' payment cycles. We also record deferred maintenance billings as accounts receivable, and the timing of these billings affects the accounts receivable days outstanding. Historically, international and indirect customers pay at a lower rate than domestic and direct customers. An increase in revenues generated from international and indirect customers may increase our accounts receivable days outstanding and accounts receivable balance. Due to the current economic climate, we may observe an increase in the length of our customers' payment cycles and as a result our days sales outstanding may increase in future periods. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and will be subject to greater general credit risks.

    In the past, we experienced a period of rapid growth, which resulted in significant increases in our operating expenses. Over the past two years, due to the effects of general economic conditions, we have made considerable efforts to reduce our operating expenses through constrained spending, reductions in workforce and better alignment of our cost structure to our revenues. While we anticipate that our operating expenses and capital expenditures will constitute a material use of our cash resources, we may also utilize cash resources to fund acquisitions or investments in businesses, technologies, products or services that are complementary to our business. We believe that our existing cash and cash equivalent balances together with our available-for-sale securities will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next twelve months.

COMMITMENTS, CONTRACTUAL OBLIGATIONS, AND OFF-BALANCE SHEET ARRANGEMENTS

     We have commitments that expire at various times through 2010. Operating leases shown below are primarily for facility costs for our corporate headquarters and worldwide sales offices. Other contractual obligations primarily consist of minimum royalty fees payable by Netegrity in connection with a software license and distribution agreement, which we entered into in January 2003. There were no off-balance sheet arrangements as of September 30, 2003.

                                               LESS
                                               THAN 1                             AFTER 5
                                   TOTAL       YEAR      1-3YEARS   4-5 YEARS      YEARS
                                  -------     -------    --------   ---------     -------
                                                      (IN THOUSANDS)
Operating Leases................  $10,087     $ 2,750    $  3,449   $   3,467     $   421
Other Contractual Obligations...    3,325       1,375       1,950          --          --
                                  -------     -------    --------   ---------     -------
Total...........................  $13,412     $ 4,125    $  5,399   $   3,467     $   421
                                  =======     =======    ========   =========     =======

     Included in the operating lease commitments above is approximately $400,000 related to excess facilities which have been accrued in purchase accounting and are payable through April 2004.

     We incurred total operating lease expense, primarily related to certain facilities and equipment under non-cancelable operating leases, of approximately $1.0 million and $3.0 million for the three and nine months ended September 30, 2003, respectively.

     In April 2002, we entered into an agreement with a system integrator to assist us in the development and launch of one of our products. Under the terms of the agreement, for consideration of the system integrator's time in assisting with the development of the product, we agreed to promote the system integrator as an integrator of the developed product. Our obligation under the agreement will be considered satisfied once the system integrator receives consulting revenues totaling approximately $3.9 million from our customers, or by April 2004, whichever occurs first. In the event that we recommend a competitor of the system integrator to perform the integration work for a customer, we could potentially owe a royalty to the system integrator based on the net license fee. As of September 30, 2003, no royalties were due to the system integrator.

     In August 2002, we entered into a five year non-cancelable operating lease for an office building for our corporate headquarters. We moved into the new facility in March 2003. In connection with the lease agreement, we delivered an irrevocable, unconditional, negotiable letter of credit in the amount of $800,000 as a security deposit. Additionally, we spent approximately $1.0 million in leasehold improvements to build out the new facility in the nine months ended September 30, 2003.

     In January 2003, we entered into a software license and distribution agreement, as amended in March 2003, under which we were granted the right to sublicense the use of a provisioning application software program. In addition, we were granted certain rights to integrate or combine the software into our existing products. In exchange for these rights, we have agreed to pay a quarterly royalty fee based on a percentage of the net license fees we charge our customers for the software. The minimum royalty fees due in the first, second and third years of the agreement are approximately $1.0 million, $1.4 million and $1.6 million, respectively. The initial term of this agreement is three years. After the first year of the agreement, we have the right to terminate the agreement without cause. As of

September 30, 2003, we became obligated to pay $675,000 in royalties under this agreement, of which $450,000 had been paid and $225,000 was accrued.

     We enter into standard indemnification agreements with our business partners or customers in our ordinary course of business. Pursuant to these agreements, we agree to repair or replace the product, pay royalties for a right to use, or reimburse the indemnified party for actual damages awarded by a court against the indemnified party for an intellectual property infringement claim by a third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

     We enter into standard indemnification agreements with our customers, whereby we indemnify them for certain damages, such as personal property damage, which may be caused in connection with consulting services performed at a customer site by our employees or our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

     We generally warrant for ninety days from delivery to a customer that our software products will perform free from material errors which prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards. We have never incurred significant expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2003.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

     In recent years, we have incurred substantial operating losses. While we recently returned to profitability, we cannot predict if we will maintain profitability for any substantial period of time. To sustain operating profitability on a quarterly and annual basis, we will need to continue to increase our revenues, particularly our license revenues. Failure to maintain levels of profitability as expected by investors may adversely affect the market price of our common stock. In the nine months ended September 30, 2003, we had a net loss of $6.7 million and an accumulated deficit of $113.5 million as of September 30, 2003.

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

     - pricing pressures that result in increased discounts or changes in our or competitors' pricing policies;

     -    changes in our operating expenses;

     -    the development of our direct and indirect distribution channels;

     -    integration issues with acquired technology; and

     -    general economic conditions.

     In addition, because our revenues from services, particularly maintenance revenues, are largely correlated with our software revenues, a decline in software revenues could also cause a decline in our services revenues in the same quarter or in subsequent quarters. Other factors, many of which are outside our control, could also cause variations in our quarterly revenues and operating results.

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

     We have recently released several new product offerings. If we fail to gain market acceptance for these products, it could have a material adverse effect on our business, operating results and financial position. Additionally, with the reduction in information technology spending in all industries we will need to be successful in conveying the value of our products to customers who may be hesitant to replace a "homegrown" system due to the costs involved with switching to a purchased solution.

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

     We have arrangements with a third party located in India to perform certain testing of our products and with third party software vendors who provide software which is embedded in our products. Any adverse change in our relationship with these third parties could result in delays in the release of our products. In the future, we could be adversely affected and be at a competitive disadvantage if we incur significant delays or are unsuccessful in enhancing our product lines or developing new products, or if any of our enhancements or new products do not gain market acceptance.

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

WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

     The market for identity and access management is highly competitive. We expect the level of competition to increase as a result of the anticipated growth of the identity and access management market. Our primary competitor in the identity and access management market is the Tivoli Division of IBM. We also compete against traditional security and software companies and stack vendors such as Oblix, RSA, Novell, Waveset and Sun MicroSystems. In addition, a number of other security and software companies are beginning to offer products that may compete with our identity and access management solution. Competition may also develop as the market matures and other companies begin to offer similar products, and as our product offerings expand to other segments of the marketplace. We also face competition from Web development professional services organizations. We expect that additional competitors will emerge in the future. Current and potential competitors have established, or may in the future establish, cooperative selling relationships with third parties to increase the distribution of their products to the marketplace. Accordingly, it is possible that new competitors may emerge and acquire significant market share. It is possible that current and potential competitors may attempt to hire our employees and although we have non-compete agreements in place with most of our employees they may or may not be enforceable. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Today, many of our competitors have shorter operating histories and fewer financial and technical resources than we have. In addition, these smaller competitors have smaller customer bases. Some of our other competitors, however, are larger companies who have large financial resources, well-established development and support teams, and large customer bases. These larger competitors may initiate pricing policies that would make it more difficult for us to maintain our competitive position against these companies. It is also possible that current and potential competitors may be able to respond more quickly to new or emerging technologies or customer requirements, resulting in increased market share. If, in the future, a competitor chooses to bundle a competing point product with other applications within a suite, the demand for our products might be substantially reduced. Because of these factors, many of which are out of our control, we may be unable to maintain or enhance our competitive position against current and future competitors.

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

WE MAY BE UNABLE TO HIRE AND RETAIN SKILLED PERSONNEL.

     Qualified personnel are in great demand throughout the software industry. Our success depends, in large part, upon our ability to attract, train, motivate and retain highly skilled employees, particularly software engineers, professional services personnel, sales and marketing personnel and other senior personnel. Our failure to attract and retain the highly trained technical personnel that are integral to our product development, professional services and direct sales teams, particularly software engineers, may limit the rate at which we can generate sales, develop new products or product enhancements or transfer technical knowledge across our employee base. A change in key management could result in transition and attrition in the affected department. This could have a material adverse effect on our business, operating results and financial condition.

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

WE RELY ON THIRD PARTY TECHNOLOGY TO ENHANCE OUR PRODUCTS.

     We incorporate into our products software licensed from third party software companies that enhances, enables or provides functionality for our products and, therefore, we need to create relationships with third parties, including some of our competitors, to ensure that our products will interoperate with the third parties' products. Third party software may not continue to be available on commercially reasonable terms or with acceptable levels of support or functionality, or at all. Failure to maintain those license arrangements, failure of the third party vendors to provide updates, modifications or future versions of their software or defects and errors in or infringement claims against those third party products could delay or impair our ability to develop and sell our products and potentially cause us to incur additional cost. In addition, if we discover that third party products are no longer available as a result of changes in the third party's operations or financial position, there can be no assurance that we would be able to offer our product without substantial reengineering, or at all.

     Often these third party software companies require prepayment of royalties on their products and, in the past, we have had to expense these prepaid royalties to cost of sales when it was determined that they may not have future realizable value.

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

OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY OPERATING RESULTS.

     The length of our sales cycle varies depending on the size, type and complexity of the customer contemplating a purchase, whether we have conducted business with a potential customer in the past and the size of the deal. In addition, some of our customers may also need to invest substantial resources and modify their computer network infrastructures to take advantage of our products. As a result, these potential customers frequently need to obtain approvals from multiple decision makers prior to making purchase decisions, a process that has been, at times, further lengthened as a result of the current market conditions surrounding technology spending. Our long sales cycle, which can range from several weeks to several months or more, makes it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our revenues and operating results for any particular quarterly period. Our sales cycle is subject to a number of uncertainties such as:

     - the need to educate potential customers regarding the benefits of our products;

     -    customers' budgetary constraints;

     -    the timing of customers' budget cycles;

     - customers' willingness to make changes in their network infrastructures; and

     -    delays caused by customers' internal review processes.

OUR FAILURE TO EFFECTIVELY MANAGE CHANGES IN THE BUSINESS ENVIRONMENT IN WHICH WE OPERATE COULD HURT OUR BUSINESS.

     Our failure to effectively manage changes in the business environment in which we operate could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. Historically, we experienced a period of rapid growth that placed a significant strain on all of our resources. Over the past two years, based upon economic factors beyond our control, we implemented reductions in workforce. We may experience similar changes in the future. Additionally, we may experience disruptions as a result of attacks from electronic viruses which could result in reduced productivity. To effectively manage changes in the business environment in which we operate we must maintain and enhance our financial and accounting systems and controls, maintain the security of our infrastructure, maintain our ability to retain key personnel, integrate new personnel and manage operations.

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

     - difficulties in managing an organization spread over multiple countries, including complications arising from cultural, language and time differences that may lengthen sales and implementation cycles and delay the resolution of customer support issues;

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

THE MARKET PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     Our stock price, like that of other technology companies, has been extremely volatile. The announcement of new products, services, technological innovations, customers or distribution partners by us or our competitors, quarterly variations in our operating results, changes in coverage by securities analysts, changes in revenues or earnings estimates by securities analysts, speculation in the press or investment community and overall economic conditions are among the factors affecting our stock price.

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

     The general economic uncertainties in the United States and abroad continue to cause significant volatility in the stock markets. The continued threat of terrorism in the United States and abroad and the ongoing military action and heightened security measures undertaken in response to that threat can be expected to cause continued volatility in securities markets. In addition, foreign political unrest may continue to adversely affect the economy.

WE MAY LOSE MONEY ON FIXED-PRICE CONSULTING CONTRACTS.

     Although the majority of our services are performed on a time and material basis, we have in the past performed services under fixed price contracts at the request of a customer. In the future, it is possible that an increased portion of our services revenues could be derived from fixed-price contracts. We work with complex technologies in compressed time frames and it can be difficult to judge the time and resources necessary to complete a project. If we miscalculate the resources or time we need to complete work under fixed-price contracts, our operating results could be materially adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

     In both the three and nine months ended September 30, 2003, we generated approximately 24% of our revenues outside of the United States. International sales are typically denominated in U.S. dollars. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all of our foreign subsidiaries use the local currency as their functional currency. Translation losses (which were $42,000 as of September 30, 2003) are deferred and accumulated as a separate component of stockholders' equity (accumulated other comprehensive income (loss)). Net gains resulting from foreign exchange transactions, which were $20,000 and $26,000, respectively, for the three and nine months ended September 30, 2003, are included in other income, net, in the accompanying consolidated statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. dollar as of September 30, 2003 would not have a material impact on our results of operations for the three and nine months ended September 30, 2003.

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

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. However, due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the three and nine months ended September 30, 2003 would have decreased by less than $100,000. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The same 100 basis point change in interest rates would not have a material impact on the fair value of the investment portfolio. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2003. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are (1) designed to ensure that material information relating to Netegrity, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and forms.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
ITEM NO.                             ITEM AND REFERENCE
--------      ------------------------------------------------------------------
10.1          Executive Retention Agreement entered into by and between
              Netegrity, Inc., and Steven McLaughlin dated August 29, 2003.

31.1          Rule 13a-14(a)/15d-14(a) Certification of President and Chief
              Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Treasurer.

32.1          Section 1350 Certification of President and Chief Executive
              Officer.

32.2          Section 1350 Certification of Chief Financial Officer and
              Treasurer.

(b) Reports on Form 8-K

     On July 23, 2003, we furnished a Current Report on Form 8-K dated July 23, 2003 under Item 9 containing a copy of our earnings release for the period ended June 30, 2003 pursuant to Item 12 (Results of Operations and Financial Condition).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NETEGRITY, INC.

                  Date: October 28, 2003  By: /s/ Barry N. Bycoff
                                          --------------------------------------
                                          Barry N. Bycoff
                                          President, Chief Executive Officer,
                                          Director and Chairman of the Board

                  Date: October 28, 2003  By: /s/ Regina O. Sommer
                                          --------------------------------------
                                          Regina O. Sommer
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)