Form 10-Q/A
period 2003-06-30
NETEGRITY INC
filed 2004-01-29
CIK 840824

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 _______________

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A amends and restates Items 1 and 2 of Part I and Item 6 of Part 2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed by the Registrant on July 28, 2003, to correct the classification of short-term available-for-sale securities and long-term available-for-sale securities which were incorrectly classified on the consolidated balance sheets as of June 30, 2003. Conforming changes reflecting these corrections have been made in the Consolidated Balance Sheets and in the Registrant's Management's Discussion and Analysis of Financial Condition and Results of Operations.

The effects of this restatement of previously reported consolidated financial statements as of and for the three and six months ended June 30, 2003 do not impact the value of the total assets but rather only the classification of these assets as either current or long term based on the duration of time to maturity.

                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I.      FINANCIAL INFORMATION........................................................................    3
Item 1.      Financial Statements
             Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002 (unaudited)............    3
             Consolidated Statements of Operations for the three months ended June 30, 2003 and
             2002 (unaudited).............................................................................    4
             Consolidated Statements of Operations for the six months ended June 30, 2003 and
             2002 (unaudited).............................................................................    5
             Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and
             2002 (unaudited).............................................................................    6
             Notes to Consolidated Financial Statements...................................................    7
Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations........   13
PART II      OTHER INFORMATION
Item 6.      Exhibits and Reports on Form on 8-K..........................................................   29
SIGNATURES   .............................................................................................   30

                         PART I. - FINANCIAL INFORMATION

ITEM 1.

                                 NETEGRITY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                            JUNE 30,      DECEMBER 31,
                                                                              2003            2002
                                                                          ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents.............................................    $     13,761    $     25,707
Short-term available-for-sale securities..............................          55,418          48,361
Accounts receivable--trade, net of allowances of $690 at
 June 30, 2003 and $922 at December 31, 2002..........................           9,685          15,046
Prepaid expenses and other current assets.............................           2,399           2,949
Restricted cash.......................................................              --             281
                                                                          ------------    ------------
   Total Current Assets...............................................          81,263          92,344
Long-term available-for-sale securities...............................          24,247          12,655
Property and equipment, net...........................................           6,029           6,837
Long-term restricted cash.............................................             764             790
Other intangible assets, net..........................................              --           5,398
Other assets..........................................................             334             338
                                                                          ------------    ------------
  Total Assets........................................................    $    112,637    $    118,362
                                                                          ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable--trade...............................................    $      2,421    $      1,906
Accrued compensation and benefits.....................................           3,276           4,293
Other accrued expenses................................................           6,499           6,530
Deferred revenue......................................................          16,677          14,875
                                                                          ------------    ------------
  Total Current Liabilities...........................................          28,873          27,604
                                                                          ------------    ------------
Commitments and Contingencies
STOCKHOLDERS' EQUITY:
Common stock, voting, $.01 par value; 135,000 shares authorized;
  34,558 shares issued and 34,520 shares outstanding at June 30,
  2003; 34,346 shares issued and 34,308 shares outstanding at
  December 31, 2002...................................................             345             343
Additional paid-in capital............................................         197,732         197,250
Accumulated other comprehensive income................................              18             106
Accumulated deficit...................................................        (114,131)       (106,741)
Loan to officer.......................................................            (116)           (116)
                                                                          ------------    ------------
                                                                                83,848          90,842
Less--Treasury stock, at cost: 38 shares..............................             (84)            (84)
                                                                          ------------    ------------
Total Stockholders' Equity............................................          83,764          90,758
                                                                          ------------    ------------
Total Liabilities and Stockholders' Equity............................    $    112,637    $    118,362
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

                                 NETEGRITY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     FOR THE SIX MONTHS
                                                       ENDED JUNE 30,
                                                   ----------------------
                                                     2003         2002
                                                   ---------   ----------
Revenues:
 Software licenses.............................    $  19,132   $   21,286
 Services......................................       15,129       15,071
 Other.........................................        1,281        1,421
                                                   ---------   ----------
  Total revenues...............................       35,542       37,778
                                                   ---------   ----------
Cost of Revenues:
 Cost of software licenses.....................          867          964
 Non-cash cost of software licenses............        5,398        1,834
 Cost of services..............................        5,748        7,432
 Cost of other.................................          752          841
                                                   ---------   ----------
  Total cost of revenues.......................       12,765       11,071
                                                   ---------   ----------
Gross profit...................................       22,777       26,707
Selling, general and administrative expenses...       20,989       27,528
Research and development expenses..............        9,910       12,536
Non-recurring charges..........................           --          689
                                                   ---------   ----------
Loss from operations...........................       (8,122)     (14,046)
Other income, net..............................          791        1,380
                                                   ---------   ----------
Loss before provision for income taxes.........       (7,331)     (12,666)
Provision for income taxes.....................           59           40
                                                   ---------   ----------
Net loss.......................................    $  (7,390)  $  (12,706)
                                                   =========   ==========
Net loss per share:
 Basic and diluted.............................    $   (0.22)  $    (0.37)
Weighted average shares outstanding:
 Basic and diluted.............................       34,367       33,938

    The accompanying notes are an integral part of the financial statements.

                                 NETEGRITY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         FOR THE SIX MONTHS
                                                                           ENDED JUNE 30,
                                                                     --------------------------
                                                                        2003            2002
                                                                     ----------    ------------
OPERATING ACTIVITIES:
Net loss.........................................................    $   (7,390)   $    (12,706)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
 Depreciation and amortization...................................         7,650           4,139
 Provision for doubtful accounts.................................           190             207
 (Gain)/Loss on sale of marketable securities....................           (41)             11
 Other...........................................................           238              25
Changes in operating assets and liabilities:
 Accounts receivable - trade.....................................         5,171           1,828
 Prepaid expenses and other current assets.......................           550            (699)
 Other assets....................................................             4             464
 Accounts payable - trade........................................           515          (1,188)
 Accrued compensation and benefits...............................        (1,017)           (285)
 Other accrued expenses..........................................           (31)         (3,970)
 Deferred revenue................................................         1,802             474
                                                                     ----------    ------------
Net cash provided by (used for) operating activities.............         7,641         (11,700)
                                                                     ----------    ------------
INVESTING ACTIVITIES:
Proceeds from sales of marketable securities.....................        17,577         121,261
Proceeds from maturities of marketable securities................        12,407           4,284
Purchases of marketable securities...............................       (48,924)       (119,409)
Purchases of property and equipment..............................        (1,444)         (1,378)
Restricted cash..................................................           307              (6)
                                                                     ----------    ------------
Net cash used for investing activities...........................       (20,077)          4,752
                                                                     ----------    ------------
FINANCING ACTIVITY:
Proceeds from issuance of common stock under stock plans.........           484             351
                                                                     ----------    ------------
Net cash provided by financing activity..........................           484             351
                                                                     ----------    ------------
Effect of exchange rate changes on cash and cash equivalents.....             6             (37)
Net change in cash and cash equivalents..........................       (11,633)         (6,634)
Cash and cash equivalents at beginning of period.................        25,707          26,332
                                                                     ----------    ------------
Cash and cash equivalents at end of period.......................    $   13,761    $     19,698
                                                                     ==========    ============

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

(f) Comprehensive Income (Loss)

         The components of comprehensive loss are as follows:

                                                             FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                ENDED JUNE 30,                   ENDED JUNE 30,
                                                           -------------------------      --------------------------
                                                             2003            2002           2003             2002
                                                           ---------       ---------      ---------       ----------
                                                                               (IN THOUSANDS)
Net loss..............................................     $  (2,532)      $  (9,953)     $  (7,390)      $  (12,706)
Net unrealized holding gain (loss) arising during
the period............................................           (60)             89            (53)             (28)
Reclassification adjustment for net realized (gains)
losses included in net loss...........................           (42)              8            (41)              11
                                                           ---------       ---------      ---------       ----------
                                                                (102)             97            (94)             (17)
Net unrealized foreign currency translation
adjustment arising during the period..................     $      16       $     (67)     $       5       $      (37)
                                                           ---------       ---------      ---------       ----------
Comprehensive loss....................................     $  (2,618)      $  (9,923)     $  (7,479)      $  (12,760)
                                                           =========       =========      =========       ==========

         The components of accumulated other comprehensive loss as of June 30, 2003 and December 31, 2002 are as follows:

                                                             JUNE 30,    DECEMBER 31,
                                                               2003         2002
                                                             --------    ------------
                                                                 (IN THOUSANDS)
Net unrealized holding gain..............................     $   84       $  178
Net unrealized foreign currency translation adjustment...        (66)         (72)
                                                              ------       ------
 Accumulated other comprehensive income..................     $   18       $  106
                                                              ======       ======

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

                                                                      FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,                 ENDED JUNE 30,
                                                                          (UNAUDITED)                     (UNAUDITED)
                                                                    -------------------------     --------------------------
                                                                       2003           2002            2003           2002
                                                                    ---------     -----------     -----------    -----------
Net loss, as reported.........................................      $  (2,532)    $    (9,953)    $    (7,390)   $   (12,706)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects............................         (4,147)         (7,737)         (7,023)       (23,623)
                                                                    ---------     -----------     -----------    -----------
Net loss, as adjusted.........................................      $  (6,679)    $   (17,690)    $   (14,413)   $   (36,329)
                                                                    =========     ===========     ===========    ===========
Loss per share:
  Basic and diluted -- as reported............................      $   (0.07)    $     (0.29)    $     (0.22)   $     (0.37)
  Basic and diluted -- as adjusted............................      $   (0.19)    $     (0.52)    $     (0.42)   $     (1.07)

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

                                      FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                         ENDED JUNE 30,                   ENDED JUNE 30,
                                   --------------------------       ---------------------------
                                      2003            2002             2003             2002
                                   ----------      ----------       ----------       ----------
Revenues:
  United States of America...      $   15,163      $   11,621       $   27,243       $   30,292
  Europe.....................           1,256           3,081            4,726            5,448
  Asia Pacific...............           2,416             999            3,365            1,381
  Other......................              29             107              208              657
                                   ----------      ----------       ----------       ----------
  Total......................      $   18,864      $   15,808       $   35,542       $   37,778
                                   ==========      ==========       ==========       ==========

                                      JUNE 30,
                                -------------------
                                  2003       2002
                                --------   --------
Long-Lived Assets:
  United States of America...   $  6,412   $  6,763
  Europe.....................        324        398
  Asia Pacific...............        387        641
  Other......................          4         --
                                --------   --------
  Total......................   $  7,127   $  7,802
                                ========   ========

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

                                                            LESS
                                                           THAN 1                               AFTER 5
                                                 TOTAL      YEAR     1-3 YEARS     4-5 YEARS     YEARS
                                                 -----      ----     ---------     ---------     -----
                                                                  (IN THOUSANDS)
Operating Leases........................        $10,245    $3,575     $2,781        $2,833      $1,056
Other Contractual Obligations...........          3,550     1,250      2,300            --          --
                                                -------    ------     ------        ------      ------
Total...................................        $13,795    $4,825     $5,081        $2,833      $1,056
                                                =======    ======     ======        ======      ======

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

RESULTS OF OPERATIONS

The following table presents statement of operations data as percentages of total revenues for the periods indicated:

                                                         THREE MONTHS           SIX MONTHS
                                                             ENDED                 ENDED
                                                            JUNE 30,              JUNE 30,
                                                        ---------------       ---------------
                                                        2003       2002       2003       2002
                                                        ----       ----       ----       ----
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software licenses............................          57%        49%        54%        56%
  Services.....................................          40         47         43         40
  Other........................................           3          4          3          4
                                                        ---        ---        ---        ---
     Total revenues............................         100        100        100        100
Cost of revenues:
  Cost of software licenses....................           2          2          3          2
  Non-cash cost of software licenses...........          14          6         15          5
  Cost of services.............................          15         23         16         20
  Cost of other................................           2          2          2          2
                                                        ---        ---        ---        ---
     Total cost of revenues....................          33         33         36         29
                                                        ---        ---        ---        ---
Gross profit...................................          67         67         64         71
Selling, general and administrative expenses...          55         89         59         73
Research and development expenses..............          27         42         28         33
Non-recurring charges..........................          --          4         --          2
                                                        ---        ---        ---        ---
Loss from operations...........................         (15)       (68)       (23)       (37)
Other income, net..............................           2          5          2          3
                                                        ---        ---        ---        ---
Loss before provision for income taxes.........         (13)       (63)       (21)       (34)
Provision for income taxes.....................          --         --         --         --
                                                        ---        ---        ---        ---
Net loss.......................................         (13)%      (63)%      (21)%      (34)%
                                                        ---        ---        ---        ---

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

     As of June 30, 2003, we had cash and cash equivalents totaling $13.8 million, short-term marketable securities of approximately $55.4 million and working capital of $52.4 million. In addition, we had long-term marketable securities totaling $24.2 million as of June 30, 2003.

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

                                                            LESS
                                                           THAN 1                              AFTER 5
                                                 TOTAL      YEAR     1-3 YEARS    4-5 YEARS     YEARS
                                                 -----      ----     ---------    ---------     -----
                                                                   (IN THOUSANDS)
Operating Leases.....................           $10,245    $3,575     $2,781       $2,833       $1,056
Other Contractual Obligations........             3,550     1,250      2,300           --           --
                                                -------    ------     ------       ------       ------
Total................................           $13,795    $4,825     $5,081       $2,833       $1,056
                                                =======    ======     ======       ======       ======

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

                          PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
ITEM NO.                                       ITEM AND REFERENCE
---------         ----------------------------------------------------------------------------------
  31.1*           Rule 13a-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer.

  31.2*           Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer and Treasurer.

  31.3            Rule 13a-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer.

  31.4            Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer and Treasurer.

  32.1*           Section 1350 Certification of President and Chief Executive Officer.

  32.2*           Section 1350 Certification of Chief Financial Officer and Treasurer.

  32.3            Section 1350 Certification of President and Chief Executive Officer.

  32.4            Section 1350 Certification of Chief Financial Officer and Treasurer.

* Previously filed.

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

                                         NETEGRITY, INC.

             Date: January 29, 2004      By: /s/ Barry N. Bycoff
                                         ---------------------------------------
                                         Barry N. Bycoff
                                         President, Chief Executive Officer,
                                         Director and Chairman of the Board

             Date: January 29, 2004      By: /s/ Regina O. Sommer
                                         ---------------------------------------
                                         Regina O. Sommer
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)