Form 10-Q/A
period 2003-09-30
NETEGRITY INC
filed 2004-01-29
CIK 840824

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A amends and restates Items 1 and 2 of Part I and Item 6 of Part 2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed by the Registrant on October 28, 2003, to correct the classification of short-term available-for-sale securities and long-term available-for-sale securities which were incorrectly classified on the consolidated balance sheets as of September 30, 2003. Conforming changes reflecting these corrections have been made in the Consolidated Balance Sheets and in the Registrant's Management's Discussion and Analysis of Financial Condition and Results of Operations.

The effects of this restatement of previously reported consolidated financial statements as of and for the three and nine months ended September 30, 2003 do not impact the value of the total assets but rather only the classification of these assets as either current or long term based on the duration of time to maturity.

                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I.     FINANCIAL INFORMATION........................................................................    3
Item 1.     Financial Statements
            Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 (unaudited).......    3
            Consolidated Statements of Operations for the three months ended September 30, 2003 and
            2002 (unaudited).............................................................................    4
            Consolidated Statements of Operations for the nine months ended September 30, 2003 and
            2002 (unaudited).............................................................................    5
            Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and
            2002 (unaudited).............................................................................    6
            Notes to Consolidated Financial Statements...................................................    7
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations........   14
PART II     OTHER INFORMATION                                                                               29
Item 6.     Exhibits and Reports on Form on 8-K..........................................................   29
SIGNATURES  .............................................................................................   29

                        PART I. - FINANCIAL INFORMATION

ITEM 1.

                                NETEGRITY, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                           2003           2002
                                                                       -------------  ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ..........................................     $  10,005     $  25,707
Available-for-sale securities ......................................        62,398        48,361
Accounts receivable--trade, net of allowances of $1,007 at September
  30, 2003 and $922 at December 31, 2002 ...........................        11,240        15,046
Prepaid expenses and other current assets ..........................         2,501         2,949
Restricted cash ....................................................            --           281
                                                                         ---------     ---------
  Total Current Assets .............................................        86,144        92,344
Available-for-sale securities ......................................        20,671        12,655
Property and equipment, net ........................................         5,380         6,837
Restricted cash ....................................................           768           790
Other intangible assets, net .......................................            --         5,398
Other assets .......................................................           336           338
                                                                         ---------     ---------
  Total Assets .....................................................     $ 113,299     $ 118,362
                                                                         =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable--trade ............................................     $   2,430     $   1,906
Accrued compensation and benefits ..................................         4,387         4,293
Other accrued expenses .............................................         4,899         6,530
Deferred revenue ...................................................        16,585        14,875
                                                                         ---------     ---------
  Total Current Liabilities ........................................        28,301        27,604
                                                                         ---------     ---------
Commitments and Contingencies
STOCKHOLDERS' EQUITY:
Common stock, voting, $.01 par value; 135,000 shares authorized;
  34,767 shares issued and 34,729 shares outstanding at September
  30, 2003; 34,346 shares issued and 34,308 shares outstanding at
  December 31, 2002 ................................................           348           343
Additional paid-in capital .........................................       198,364       197,250
Accumulated other comprehensive income (loss) ......................           (43)          106
Accumulated deficit ................................................      (113,471)     (106,741)
Loan to officer ....................................................          (116)         (116)
                                                                         ---------     ---------
                                                                            85,082        90,842
Less--Treasury stock, at cost: 38 shares ...........................           (84)          (84)
                                                                         ---------     ---------
Total Stockholders' Equity .........................................        84,998        90,758
                                                                         ---------     ---------
Total Liabilities and Stockholders' Equity .........................     $ 113,299     $ 118,362
                                                                         =========     =========

The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          FOR THE THREE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                          --------------------
                                                            2003        2002
                                                          --------    --------
Revenues:
 Software licenses ....................................   $ 11,404    $  6,457
 Services .............................................      8,144       7,885
 Other ................................................        849         836
                                                          --------    --------
  Total revenues ......................................     20,397      15,178
                                                          --------    --------
Cost of Revenues:
 Cost of software licenses ............................        483         715
 Non-cash cost of software licenses ...................         --         917
 Cost of services .....................................      2,791       3,272
 Cost of other ........................................        567         517
                                                          --------    --------
  Total cost of revenues ..............................      3,841       5,421
                                                          --------    --------
Gross profit ..........................................     16,556       9,757
Selling, general and administrative expenses ..........     10,857      13,262
Research and development expenses .....................      5,381       5,794
Impairment charge .....................................         --      57,374
                                                          --------    --------
Income (loss) from operations .........................        318     (66,673)
Other income, net .....................................        404         521
                                                          --------    --------
Income (loss) before provision for income taxes .......        722     (66,152)
Provision for income taxes ............................         63          --
                                                          --------    --------
Net income (loss) .....................................   $    659    $(66,152)
                                                          ========    ========
Net income (loss) per share:
 Basic ................................................   $   0.02    $  (1.94)
 Diluted ..............................................   $   0.02    $  (1.94)
Weighted average shares outstanding:
 Basic ................................................     34,621      34,180
 Diluted ..............................................     38,006      34,180

The accompanying notes are an integral part of the consolidated financial statements.

                                NETEGRITY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                          --------------------
                                                            2003        2002
                                                          --------    --------
Revenues:
 Software licenses ....................................   $ 30,536    $ 27,743
 Services .............................................     23,274      22,957
 Other ................................................      2,130       2,257
                                                          --------    --------
  Total revenues ......................................     55,940      52,957
                                                          --------    --------
Cost of Revenues:
 Cost of software licenses ............................      1,350       1,680
 Non-cash cost of software licenses ...................      5,398       2,750
 Cost of services .....................................      8,539      10,704
 Cost of other ........................................      1,319       1,359
                                                          --------    --------
  Total cost of revenues ..............................     16,606      16,493
                                                          --------    --------
Gross profit ..........................................     39,334      36,464
Selling, general and administrative expenses ..........     31,845      40,791
Research and development expenses .....................     15,292      18,330
Impairment charge .....................................         --      57,374
Restructuring charges .................................         --         689
                                                          --------    --------
Loss from operations ..................................     (7,803)    (80,720)
Other income, net .....................................      1,195       1,900
                                                          --------    --------
Loss before provision for income taxes ................     (6,608)    (78,820)
Provision for income taxes ............................        122          40
                                                          --------    --------
Net loss ..............................................   $ (6,730)   $(78,860)
                                                          ========    ========
Net loss per share:
 Basic and diluted ....................................   $  (0.20)   $  (2.32)
Weighted average shares outstanding:
 Basic and diluted ....................................     34,453      34,020

The accompanying notes are an integral part of the consolidated financial statements.

                                 NETEGRITY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      FOR THE NINE MONTHS
                                                                      ENDED SEPTEMBER 30,
                                                                    ----------------------
                                                                      2003          2002
                                                                    ---------    ---------
OPERATING ACTIVITIES:
Net loss ........................................................   $  (6,730)   $ (78,860)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
 Depreciation, amortization and impairment ......................       8,767       63,640
 Gain on sale of marketable securities ..........................         (42)          (4)
 Other ..........................................................         509          154
Changes in operating assets and liabilities:
 Accounts receivable - trade ....................................       3,806        4,894
 Prepaid expenses and other current assets ......................         448         (380)
 Other assets ...................................................           2          812
 Accounts payable - trade .......................................         524          200
 Accrued compensation and benefits ..............................          94         (662)
 Other accrued expenses .........................................      (1,631)      (3,356)
 Deferred revenue ...............................................       1,710         (617)
                                                                    ---------    ---------
Net cash provided by (used for) operating activities ............       7,457      (14,179)
                                                                    ---------    ---------
INVESTING ACTIVITIES:
Proceeds from sales of marketable securities ....................      17,577      141,713
Proceeds from maturities of marketable securities ...............      19,921        6,665
Purchases of marketable securities ..............................     (60,196)    (144,253)
Purchases of property and equipment .............................      (1,912)      (1,931)
Restricted cash .................................................         303         (439)
                                                                    ---------    ---------
Net cash provided by (used for) investing activities ............     (24,307)       1,755
                                                                    ---------    ---------
FINANCING ACTIVITY:
Proceeds from issuance of common stock under stock plans ........       1,119          564
                                                                    ---------    ---------
Net cash provided by financing activity .........................       1,119          564
                                                                    ---------    ---------
Effect of exchange rate changes on cash and cash equivalents ....          29          (26)
Net change in cash and cash equivalents .........................     (15,702)     (11,886)
Cash and cash equivalents at beginning of period ................      25,707       26,332
                                                                    ---------    ---------
Cash and cash equivalents at end of period ......................   $  10,005    $  14,446
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

(f) Comprehensive Income (Loss)

         The components of comprehensive income (loss) are as follows:

                                                               FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                             ------------------------     --------------------------
                                                              2003            2002           2003            2002
                                                             ------        ----------     ---------       ----------
                                                                                (IN THOUSANDS)
Net income (loss).....................................       $ 659         $ (66,152)     $ (6,730)       $ (78,860)
Net unrealized holding gain (loss) arising during
  the period..........................................         (84)               35          (136)              28
Reclassification adjustment for net realized (gains)
  losses included in net loss.........................          --                14           (42)               4
                                                             -----         ---------      --------        ---------
                                                               (84)               49          (178)              32
Net unrealized foreign currency translation
  adjustment arising during the period................          18                11            29              (26)
                                                             -----         ---------      --------        ---------
Comprehensive income (loss)...........................       $ 593         $ (66,092)     $ (6,879)       $ (78,854)
                                                             =====         =========      ========        =========

         The components of accumulated other comprehensive income (loss) as of September 30, 2003 and December 31, 2002 are as follows:

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2003            2002
                                                              -------------    ------------
                                                                     (IN THOUSANDS)
Net unrealized holding gain (loss).......................        $  (1)           $ 178
Net unrealized foreign currency translation adjustment...          (42)             (72)
                                                                 -----            -----
 Accumulated other comprehensive income (loss)...........        $ (43)           $ 106
                                                                 =====            =====

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

         The reconciliation of the denominators of the basic and diluted net income (loss) per share computations for the Company's reported net income
(loss) is as follows:

                                                               FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                               ---------------------        ---------------------
                                                                2003           2002           2003           2002
                                                               ------         ------         ------         -----
                                                                                (IN THOUSANDS)
Weighted average number of shares outstanding - basic........  34,621         34,180         34,453         34,020
Weighted average number of dilutive common stock
  equivalents outstanding....................................   3,385             --             --             --
                                                               ------         ------         ------         ------
Weighted average number of shares outstanding - diluted......  38,006         34,180         34,453         34,020
                                                               ------         ------         ------         ------

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

                                                                      FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                                       ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                                                         (UNAUDITED)                 (UNAUDITED)
                                                                    ----------------------     ----------------------
                                                                      2003         2002          2003         2002
                                                                    --------     ---------     ---------    ---------
Net income (loss), as reported................................      $    659     $ (66,152)    $  (6,730)   $  (78,860)
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects..................................        (1,255)       (7,623)       (8,278)      (83,139)
                                                                    --------     ---------     ---------    ----------
Net income (loss), pro-forma..................................      $   (596)    $ (73,775)    $ (15,008)   $ (161,999)
                                                                    ========     =========     =========    ==========
Income (loss) per share:
  Basic -- as reported........................................      $   0.02     $   (1.94)    $   (0.20)   $    (2.32)
  Diluted -- as reported......................................      $   0.02     $   (1.94)    $   (0.20)   $    (2.32)
  Basic and diluted - pro-forma...............................      $  (0.02)    $   (2.16)    $   (0.44)   $    (4.76)

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

                                    FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                     ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                  ------------------------      ------------------------
                                    2003           2002           2003           2002
                                  ---------      ---------      ---------      ---------
Revenues:
  United States of America        $  15,432      $  11,729      $  42,676      $  42,022
  Europe.....................         3,887          2,403          8,613          7,851
  Asia Pacific...............           893            861          4,258          2,242
  Other......................           185            185            393            842
                                  ---------      ---------      ---------      ---------
  Total......................     $  20,397      $  15,178      $  55,940      $  52,957
                                  =========      =========      =========      =========

                                     AS OF SEPTEMBER 30,
                                  ------------------------
                                     2003          2002
                                  ---------      ---------
Long-Lived Assets:
  United States of America...     $  5,883       $  15,586
  Europe.....................          269             400
  Asia Pacific...............          328             429
  Other......................            4               2
                                  --------       ---------
  Total......................     $  6,484       $  16,417
                                  ========       =========

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

                                       LESS
                                      THAN 1                            AFTER 5
                             TOTAL     YEAR     1-3 YEARS   4-5 YEARS    YEARS
                            --------  -------   ---------   ---------   --------
                                            (IN THOUSANDS)
Operating Leases..........  $ 10,087  $ 2,750   $ 3,449      $ 3,467    $  421
Other Contractual
  Obligations.............     3,325    1,375     1,950           --        --
                            --------  -------   -------      -------    ------
Total.....................  $ 13,412  $ 4,125   $ 5,399      $ 3,467    $  421
                            ========  =======   =======      =======    ======

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

RESULTS OF OPERATIONS

The following table presents statement of operations data as a percentage of total revenues for the periods indicated:

                                                          THREE MONTHS          NINE MONTHS
                                                              ENDED                ENDED
                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                         ---------------      ---------------
                                                         2003       2002      2003       2002
                                                         -----     -----      ----      -----
STATEMENT OF OPERATIONS DATA:
Revenues:
 Software licenses.................................        56%       43%        55%       53%
 Services..........................................        40        52         41        43
 Other.............................................         4         5          4         4
                                                         ----     -----       ----      ----
  Total revenues...................................       100       100        100       100
Cost of revenues:
 Cost of software licenses.........................         2         5          3         3
 Non-cash cost of software licenses................        --         6         10         5
 Cost of services..................................        14        22         15        20
 Cost of other.....................................         3         3          2         3
                                                         ----     -----       ----      ----
  Total cost of revenues...........................        19        36         30        31
                                                         ----     -----       ----      ----
Gross profit.......................................        81        64         70        69
Selling, general and administrative expenses.......        53        87         57        77
Research and development expenses..................        26        38         27        35
Impairment charges.................................        --       378         --       108
Non-recurring charges..............................        --        --         --         1
                                                         ----     -----       ----      ----
Income (loss) from operations......................         2      (439)       (14)     (152)
Other income, net..................................         2         3          2         4
                                                         ----     -----       ----      ----
Income (loss) before provision for income taxes             4      (436)       (12)     (148)
Provision for income taxes.........................        --        --         --        --
                                                         ----     -----       ----      ----
Net income (loss)..................................         4%     (436)%      (12)%    (148)%
                                                         ----     -----       ----      ----

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

    As of September 30, 2003, we had cash and cash equivalents totaling $10.0 million, short-term available-for-sale securities of approximately $62.4 million and working capital of $57.8 million. In addition, we had long-term available-for-sale securities totaling $20.7 million as of September 30, 2003.

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

                                                   LESS
                                                  THAN 1                          AFTER 5
                                         TOTAL     YEAR    1-3 YEARS  4-5 YEARS    YEARS
                                        --------  -------  ---------  ---------   -------
                                                         (IN THOUSANDS)
Operating Leases.................       $ 10,087  $ 2,750   $ 3,449    $ 3,467    $  421
Other Contractual Obligations....          3,325    1,375     1,950         --        --
                                        --------  -------   -------    -------    ------
Total............................       $ 13,412  $ 4,125   $ 5,399    $ 3,467    $  421
                                        ========  =======   =======    =======    ======

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

                          PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
ITEM NO.                                                ITEM AND REFERENCE
--------                                                ------------------
 10.1*            Executive Retention Agreement entered into by and between Netegrity, Inc., and Steven McLaughlin dated August 29,
                  2003.

 31.1*            Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

 31.2*            Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Treasurer.

 31.3             Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

 31.4             Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Treasurer.

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