Form 10-K
period 2003-12-31
NETEGRITY INC
filed 2004-03-01
CIK 840824

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                                 201 JONES ROAD
                          WALTHAM, MASSACHUSETTS 02451
               (Address of principal executive offices) (Zip Code)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X] Yes No [ ]

    The aggregate market value of the Common Stock held by non-affiliates of the registrant was $187,994,119 based on the closing price of the registrant's Common Stock on June 30, 2003 as reported by the NASDAQ National Market ($5.99 per share). As of February 23, 2004, there were 37,608,583 shares of Common Stock outstanding.

                       DOCUMENT INCORPORATED BY REFERENCE

    Portions of the registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders, which will be filed with Securities and Exchange Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III hereof.

================================================================================

                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2003

                                TABLE OF CONTENTS

                                        PART I
Item 1.     Business..........................................................     4
Item 2.     Properties........................................................    11
Item 3.     Legal Proceedings.................................................    11
Item 4.     Submission of Matters to a Vote of Security Holders...............    11
Executive Officers of Registrant..............................................    11
                                       PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities.................    13
Item 6.     Selected Financial Data...........................................    13
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................    15
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.........    36
Item 8.     Financial Statements and Supplementary Data.......................    37
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..........................................    60
Item 9A.    Controls and Procedures...........................................    60
                                       PART III
Item 10.    Directors and Executive Officers of the Registrant................    61
Item 11.    Executive Compensation............................................    61
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management........................................................    61
Item 13.    Certain Relationships and Related Transactions....................    61
Item 14.    Principal Accountant Fees and Services............................    61
                                       PART IV
Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form
            8-K...............................................................    62

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

                                     PART I

ITEM 1. BUSINESS

    Netegrity, Inc. and its wholly-owned subsidiaries are referred to throughout this report as "Netegrity", "Company", "we", "us" and similar expressions. For financial information, see our consolidated financial statements and the related notes thereto found in Item 8 of this report. Netegrity, SiteMinder, IdentityMinder Web Edition, IdentityMinder eProvision and TransactionMinder are trademarks or registered trademarks of Netegrity, Inc. All other brand or product names may be trademarks or registered trademarks of their respective owners.

COMPANY OVERVIEW

    Our objective is to be a leading provider of enterprise security software solutions specifically for managing user identities and access. Our identity and access management, or IAM, product line gives companies a secure way to make corporate information assets and resources available online. We believe that open, protected access is essential as companies seek to utilize the Web to grow their businesses.

     Identity is the authorized login/user name associated with an individual such as a customer, employee or partner/supplier contact. Each identity is assigned a level of access privileges based on their relationship with a particular company. Managed together using Netegrity solutions, identity and access are the keys that enable secure access to the informational and enterprise resources that users need while online.

    With Netegrity identity and access management products, companies are able to securely use the Web -- Internet, Intranet or Extranet -- to meet the information access needs of partners, suppliers, customers and employees. For example, customers need access to banking accounts or to purchase items from an online retailer. Suppliers need an automated way to know when new parts or products need to be shipped. Employees need access to benefits administration. Whatever the transaction, across a variety of applications, business systems and computing architectures, Netegrity solutions enable businesses to ensure that the right people have the right access to the right information. This enables more business to be securely conducted online, providing opportunities to improve customer service and productivity, increase sales of products and services and create business partnership value chains.

    Netegrity's headquarters are in Waltham, Massachusetts. We have sales and service offices in North America, Europe, the Middle East, Asia and Australia. We have systems integration partners across the world, international resellers, 24/7 customer support, a network of more than 1200 trained integration consultants and over 200 technology partners.

    Netegrity solutions are licensed to more than 300 million users at over 800 organizations worldwide. Our customer base includes more than half of the Fortune 100 companies.

    Netegrity was formed as a Delaware corporation in 1986. On December 30, 2003, the Company acquired Business Layers, Inc. This acquisition provides us with a leading provisioning solution that complements our existing product offerings and helps to position Netegrity as a leading, independent vendor offering a comprehensive identity and access management solution available on the market.

INDUSTRY BACKGROUND

    The Web provides the opportunity for many companies to increase revenue and reduce their cost of doing business. However, with this opportunity comes many security challenges. It is essential for companies to ensure that the right people have the right access to the right corporate assets.

    In addition, many companies manage user identities and information access within individual applications or individual business divisions. Typically this is ineffective and costly. This results in an overburdened staff and a strain on technical resources. Customer satisfaction is compromised because users are essentially required to manage their own identities, logging in numerous times and using multiple passwords while conducting a transaction on a single Web site or within a single corporation. We believe the better alternative is to streamline and centralize identity and access management, ensuring that the right users get the right degree of access to the right information at the right time.

    User populations grow and change continually. The online information users need to access may change as their roles change. For example, an employee may receive a promotion and need access to additional information, or a partner may achieve preferred status and require a change in access privileges to new business systems. Just as important is the ability to revoke access when an employee leaves or a supplier relationship ends. In addition, government regulations require some companies to determine and report who has access to certain information.

    To effectively manage this identity complexity, an IAM solution must provide:

    - A unified view of all users (customers, partners, suppliers and employees) across internal and external enterprise applications. This provides the appropriate privileges for each identity in each application.

    - Single identities for users, enabling single sign-on across multiple applications. This contributes to a positive user experience online.

    - Centralized user identification, authentication and automated processes for granting, changing or revoking access. This supports improved productivity and reduced risk exposure.

    - A mechanism for recording or auditing user privileges and access history to meet reporting requirements. This supports regulatory compliance.

NETEGRITY STRATEGY

    Our strategy is to provide the most open and comprehensive enterprise security solution for identity and access management. We view enterprise security software as a business enabler and a way to effectively and securely allow more partners, suppliers and customers access to enterprise information. Accordingly, we offer our customers solutions that provide opportunities to:

- Increase revenue by forging new partnerships and moving new products and services online;

- Reduce operational costs by centralizing and automating access to resources and information;

-   Support regulatory compliance and mitigate risk; and

- Improve return on investment by leveraging existing investments in applications and software.

    We understand that every business has its own priorities, which is why our products can be used separately to solve a single security challenge, such as secure access, or integrate in a modular fashion to create a comprehensive identity management solution.

    Our business strategy is based on the following priorities:

- Build on the proven success of Netegrity SiteMinder. A recognized leader in Web access control and management, we continually seek to enhance SiteMinder to meet changing market needs. We sell SiteMinder and the rest of our IAM platform --IdentityMinder Web edition, IdentityMinder eProvision and TransactionMinder - separately and as part of an integrated IAM solution to our installed base of more than 800 customers and to new customers.

- Accommodate growth of Web services. Web services, an increasingly popular way to build and link business over the Web, gives business partners the ability to jointly market products and services without having to re-engineer their computing and business systems. For example, Bank X can offer insurance products from Company Y or Retailer A can sell products from Companies B to Z. With Netegrity TransactionMinder, our identity-based Web services security solution, we are one of few vendors able to help companies securely incorporate and manage Web services. We believe that the opportunity to gain revenue from TransactionMinder will increase along with the rising demand for Web services.

- Offer integrated solution and individual components. We are one of few enterprise security vendors offering a single source solution for integrated, centralized identity management, user access and administration and account provisioning/de-provisioning. We remain committed to providing individual products as customer needs dictate, while gaining revenue from additional components in follow-on sales.

- Establish leadership for integrated IAM and individual components. We are working to establish leadership for our integrated solution and individual products through active, competitive product development and expansion. Additionally, we are working with industry analysts in an effort to publicize a leading market position for our integrated and individual IAM solutions.

- Continue to support and incorporate new technologies and standards. Our objective is to support key enterprise applications and new resources that companies need for secure IAM. Also, we expect to support emerging and established technologies and standards important to our customers.

- Leverage and strengthen strategic relationships. We have established significant relationships with major global system integrators, including PricewaterhouseCoopers, Deloitte & Touche, Ernst & Young and Accenture. Working closely with these firms, we are seeking to increase market awareness and expand distribution capabilities and deployment and integration services. We believe these relationships will help us to increase market penetration and accelerate global deployment of our solution.

- Increase penetration in focused geographies. We continue to extend our resale and integration capabilities to better serve customers outside the U.S. We believe product localization and translation are keys to further global market penetration.

- Improve customer service. To provide a high level of customer service and support, we continue to invest in improvements to our worldwide customer service and support capabilities. We are also building relationships with leading systems integration firms to further support the successful deployment of our products.

- Evaluate strategic acquisitions. We continue to evaluate strategic opportunities and potential acquisitions. This may include companies or technologies that broaden our market opportunity and enable us to expand into adjacent areas, or that leverage our existing solutions to extend further into our current markets.

NETEGRITY SOLUTIONS AND SERVICES

    Our products and services include the following:

NETEGRITY PRODUCTS

- NETEGRITY SITEMINDER software provides a security and management foundation for Web applications within the enterprise or across multiple partners, providing single sign-on across multiple applications, databases, Internet domains and computing architectures. Using SiteMinder, consumers, trading partners and service providers can automatically link information in a federated network. Seamless transactions across multiple companies increase efficiencies, improve product and service offerings and enhance the user experience.

- NETEGRITY IDENTITYMINDER WEB EDITION software provides user administration and access management for Web-based applications.

- NETEGRITY IDENTITYMINDER EPROVISION software provides controlled access to corporate information and resources and a way to modify or revoke access rights when "identity relationships" change or end.

    Both IdentityMinder Web Edition and eProvision products create automated and dynamic workflows that synchronize business needs to information technology activities according to business processes and security policies.

- NETEGRITY TRANSACTIONMINDER software provides identity-based security access and tracking (auditing) for Web services.

    Using TransactionMinder, companies can establish consistent security policies for Web services that can be consistently applied across the enterprise.

    Individually, these products are recognized as best-of-breed software. Together, they represent a comprehensive single-source IAM solution whose key benefits may include:

    - Reduced costs by reducing information technology complexity

    - Increased revenue potential by improving customer service online

    - Expanded business opportunities by creating real-time business networks and

    - Providing support for regulatory compliance and risk mitigation.

Among the key features of our integrated IAM solution are:

Automated, simplified management of users and their access privileges across different applications and business systems

 - Reduces the number of tasks required to administer users accounts and assign and modify access

Centralized access and authentication management

 - Confirms and enforces user identities and their rights to access sensitive application data, and enables an audit of user access

Delegated administration

 - Enables delegation of user administration to other business units or business partners, as needed, while complying with corporate policies

Self-service capabilities

 - Allows users to register for application access and modify their account profile themselves, including their password. This reduces the quantity and expense of calls to the IT help desk

Support for consistent security, audit trails

 - Enables consistent security procedures across corporate environments, ensuring that access rules are universally applied. Also records user privileges to applications and resources, tracking identity-related security events for regulatory compliance

Simplified application development

 - Creates centralized access control and management services, reducing time and labor to create new internal and/or external applications

NETEGRITY SERVICES AND SUPPORT

PROFESSIONAL SERVICES

    Our professional services organization assists customers in installing our products and operating these products to documented specifications. These services include architecture design support, implementation, integration and custom development of advanced or unique features. We also have relationships with global systems integrators, such as PricewaterhouseCoopers, Deloitte & Touche, Ernst & Young and Accenture, who play a major role in implementing and promoting our products.

TRAINING

    Our worldwide training organization teaches SiteMinder, IdentityMinder Web Edition, IdentityMinder eProvision and TransactionMinder skills to customers, partners and employees. We offer ongoing comprehensive training for our products, offering new courses as new products are released. Our selection of courses is varied and flexible, customized for our customers' instructional objectives and time frame.

MAINTENANCE AND SUPPORT

    We have technical support operations in Waltham, Massachusetts (headquarters), Kuala Lumpur, Malaysia and Rannana Israel designed to ensure the availability of customer service around the clock. We provide a range of support and services for a variety customer environments. Our technical support centers offer email, fax, Web-based and telephone access. Extended services such as on-site training, installation and customized offerings are also available.

ADDITIONAL PRODUCTS AND SERVICES

    In addition to selling and marketing our own product lines, we distribute, on a non-exclusive basis, Check Point Software Technologies Ltd.'s FireWall-1 product. We sell this product directly to end users in the United States through a small, dedicated sales organization.

SALES, MARKETING AND DISTRIBUTION

    In North America, we directly market SiteMinder, IdentityMinder Web Edition, IdentityMinder eProvision and TransactionMinder software and services through a field sales organization supported by inside sales representatives. We also indirectly market our products through strategic partnerships and third-party relationships with vendors of Internet-related systems and application software, resellers and systems integrators. Internationally, we market our products to key accounts through our direct sales organization. We also indirectly market our products through international resellers and system integrators in a number of international markets.

    Direct Sales Force. Our direct sales force covers three geographical regions. Our field sales representatives find and qualify prospects with identity and access management plans and requirements. Our field sale representatives use a consultative, solution-oriented selling approach. Representatives conduct on-site meetings with accounts that have substantial product and service requirements. Inside sales representatives qualify, develop and pursue leads generated through a variety of sources.

    We market software and services to large, corporate customers in the major vertical markets of the Global 2000 companies. We also target smaller firms that need to protect access to mission-critical information while providing users with personalized, seamless online experiences.

    Indirect Distribution. We continue to work to further relationships with systems integrators and technology partners to increase the leverage of our partner channel. We classify our partners as follows:

    - Systems Integrators. We have established significant relationships with major global systems integrators who play a major role in deploying our products and who may also recommend our products to prospective customers. We are investing in training our systems integration partners to enhance their effectiveness in integrating and selling our products. As of December 31, 2003, we had trained over 1,200 consultants at partner companies.

    - Alliance Partners and Resellers. Alliance partners license our software and bundle our products into their products. Resellers sell licenses to Netegrity products and play a significant role in the expansion of our distribution network, particularly in Europe and Asia.

    - Technology Partners. Technology partners integrate their product offerings to ensure that they interoperate with our software. They also bundle our products into theirs. We provide technical integration support. In many cases we work together with our partners on sales and marketing initiatives. There were more than 200 active members in the Netegrity Technology Partner Program as of December 31, 2003.

    Product Marketing Programs. Netegrity's product marketing programs are aimed at communicating the capabilities and benefits of our solutions and increasing the demand for our solutions across major industry segments. We devote significant resources to marketing our products and brand and will continue to do so.

    We sponsor seminars for prospective customers, exhibit at targeted conferences for the technology and investment communities and use many interactive lead generation programs.

    We have an active public relations program and consistently issue press releases to highlight major customer additions, strategic partnerships and new product releases. We develop relationships with industry analysts and promote coverage of the Company in the trade and business press.

    Our Web site is consistently refreshed to provide the latest product and Company information and customer profiles. Web site features are added regularly, including online presentations, seminar content and customer application success stories.

CUSTOMERS

    As of December 31, 2003, Netegrity software was licensed to more than 300 million users at over 800 customer sites worldwide. Our customer base spans multiple industry segments, including financial services, government, manufacturing, healthcare and telecommunications.

    We operate in one business segment. Our total revenues for 2003, 2002 and 2001 by geographical region were $60.6 million, $54.5 million and $70.2 million, respectively in the United States and $17.9 million, $14.8 million and $17.9 million, respectively, in countries outside the United States. Additionally, our long-lived assets as of December 31, 2003, 2002 and 2001 by geographical region were $46.4 million, $11.8 million and $14.8 million, respectively, in the United States and $1.6 million, $768,000 and $726,000, respectively, in countries outside the United States. No single customer, including direct end users or resellers, accounted for more than 10 percent of our total revenues during the years ended December 31, 2003, 2002 or 2001.

PURCHASING

    We purchase the FireWall-1 product directly from Check Point Software Technologies, Ltd. We also purchase firewall-related accessory products from various third-party vendors. Additionally, we license various third party software products to enhance, enable or provide additional functionality to our products. We have not experienced any material difficulties or delays in acquiring any products we distribute or license.

PRODUCT RESEARCH AND DEVELOPMENT

    The identity and access management market is characterized by rapid technological change, changes in customer requirements, new product introductions and enhancements and emerging industry standards. We devote significant time and resources to analyze and respond to industry changes, such as those in operating systems, application software, security standards, networking software and evolving customer requirements.

    We have made, and expect to continue to make, a substantial investment in research and development. In the years ended December 31, 2003, 2002 and 2001, we spent approximately $24.1 million, $22.7 million, and $18.8 million, respectively (which include approximately $3.8 million and $3.0 million of acquired in-process research and development in connection with the acquisition of Business Layers and DataChannel in the years ended December 31, 2003 and 2001, respectively) or 31 percent, 33 percent and 21 percent of total revenues, respectively, on research and development. We plan on continuing our product development efforts for our current products, as well as for next generation products for new markets.

    We believe our future success depends largely on our ability to enhance and broaden our existing product lines to meet evolving market needs. There can be no assurance that we will be able to respond effectively to technological changes or new industry standards or developments. Our operating results and business could be adversely affected if we incur significant delays, are unsuccessful in developing new products or enhancing our existing products or if any such enhancements or new products do not gain market acceptance. As a result of our acquisition of Business Layers, we now have a team in Israel, which may present product integration challenges and could impact our ability to deliver products in a timely fashion. In addition, a number of factors, including the timing of product introductions and enhancements by us or our competitors, market acceptance of new products or customer order delay in anticipation of new products may cause variations in our future operating results.

PROPRIETARY RIGHTS

    Our success and ability to compete are dependent to a significant degree on our ability to develop and maintain the proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and licenses and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose restrictions on the licensee's ability to utilize the software. In addition, we seek to limit disclosure of our intellectual property by requiring employees, consultants and customers with access to our proprietary information to execute confidentiality agreements with us. We also restrict access to our source code. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important to establishing and maintaining a technology leadership position than the various legal protections of our technology.

    We have filed patent applications on three inventions embodied in our software products that may be useful in the field of identity and access management. There can be no assurance that any of these applications will result in an issued patent.

    Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and, while we are unable to determine the extent to which piracy of our software exists, it can be expected to be a persistent problem. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do United States laws. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others or defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our intellectual property could have a material adverse effect on our business, operating results and financial condition.

    There can be no assurance that other parties will not claim infringement with respect to our current or future products. We expect that developers of Web-based application software products increasingly will be subject to infringement claims as the number of products and competitors in our industry segment grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into terms marginally acceptable to us. A successful infringement claim against us and our failure or inability to license the infringed rights or develop or license technology with comparable functionality could have a material adverse effect on our business, financial condition and operating results.

    We integrate third-party software into our products. This third-party software may not continue to be available on commercially reasonable terms. We believe there are alternative sources for such technology. However, if we are unable to maintain licenses to the third-party software included in our products, product distribution could be delayed until equivalent software could be developed or licensed and integrated into our products. This delay could materially adversely affect our business, operating results and financial condition.

COMPETITION

    The identity and access management market is relatively new, rapidly evolving and highly competitive. We expect competition to continue to increase both from existing competitors and new market entrants. We believe our ability to compete depends on factors within and beyond our control, including: the performance, reliability, features, price and ease of use of our products as compared to those of our competitors; our ability to secure and maintain key strategic relationships; our ability to expand domestic and international sales operations; our ability to support our customers; and the timing and market acceptance of new products and enhancements to existing products by us and our competitors.

    Our large installed base, partner network and strong customer service capabilities provided advantages in the softer IT markets of 2002 and 2003. With the introduction of IdentityMinder eProvision, we now offer a comprehensive IAM solution, comprised of a set of individual products. IdentityMinder eProvision complements and works in an integrated fashion with our other products including SiteMinder, IdentityMinder Web Edition and TransactionMinder.

    Our primary competitor in the IAM market is the Tivoli Division of IBM. We also compete against traditional security and software companies, such as Oblix, RSA and Novell, and stack vendors such as Sun MicroSystems. In addition, a number of other security and software companies are beginning to offer products that may compete with our identity and access management solution. Competition may also develop as the market matures and other companies begin to offer similar products, and as our product offerings expand to other market segments. Current and potential competitors have established, or may in the future establish, cooperative selling relationships with third parties to increase market distribution of their products. Accordingly, it is possible that new competitors may emerge and acquire significant market share.

    Today, some of our competitors have shorter operating histories and fewer financial and technical resources than we have. In addition, these smaller competitors have smaller customer bases. Several of our competitors, however, are larger companies with significant financial resources, well-established development and support teams and large customer bases. These larger competitors may initiate pricing policies that would make it more difficult for us to maintain our competitive position.

    As new participants enter the IAM market, we will face increased competition. Potential competitors may bundle their products in a way that discourages users from purchasing our products. It is also possible that current and potential competitors may be able to respond more quickly to new or emerging technologies or customer requirements, resulting in increased market share for these companies.

    Our FireWall-1 reseller business competes with companies that offer products competitive with Check Point Software Technologies' FireWall-1 product, including Symantec Corporation, Cisco Systems and Secure Computing. We also compete with other resellers of the FireWall-1 product.

EMPLOYEES

    As of December 31, 2003, we had 400 full-time employees, 133 of whom were involved in research and development, 187 in sales, marketing and customer support, 37 in consulting and training and 43 in administration and finance. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that employee relationships are good. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel in a highly competitive market.

AVAILABLE INFORMATION

    Our Internet address is www.netegrity.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website, where they are posted as soon as reasonably practicable after electronic filing with or furnishing to the Securities and Exchange Commission.

ITEM 2. PROPERTIES

    Our headquarters consist of a leased office suite located at 201 Jones Road in Waltham, Massachusetts. We occupy 54,383 square feet of space at that location under a lease expiring in June 2008. We also occupy 3,783 square feet of office space in Rannana Israel under a lease expiring in June 2008. In addition, we lease 4,127 square feet of space to house our technical service center in Kuala Lumpur, Malaysia, under a lease expiring in March 2004.

    In order to support our field sales and consulting staff, we lease office space domestically in Los Angeles, San Jose and San Mateo, California; Maitland, Florida; Chicago, Illinois; Cincinnati, Ohio; New York, New York; and Reston, Virginia. Internationally, we lease office space in Sydney and Melbourne, Australia; Toronto, Canada; Marlow, England; Paris, France; Munich, Germany; Hong Kong, China; Milan, Italy; Tokyo, Japan; Seoul, Korea; and Ngee Ann City, Singapore.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material adverse effect on our results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Below are the name, age and principal occupations for at least the last five years of our current executive officers. All such persons have been appointed to serve until their successors are appointed or until their earlier resignation or removal.

    BARRY N. BYCOFF, 55 years old, was appointed President and Chief Executive Officer and Director of the Company in April 1993. In November 1999, Mr. Bycoff was also appointed Chairman of the Board.

    REGINA O. SOMMER, 45 years old, joined the Company as Vice President, Chief Financial Officer and Treasurer in December 2001. From 1999 to 2001, she was Vice President and CFO for Revenio, Inc. a privately-held customer relationship management software company. From 1995 to 1999, she served as Senior Vice President and CFO for Open Market, Inc., an Internet infrastructure software company.

    WILLIAM C. BARTOW, 41 years old, joined the Company in October 1999 and presently serves as Vice President of Engineering. From August 1998 to October 1999, he was Vice President of Marketing and Engineering at the Internet division of Powersoft Corporation, a subsidiary of Sybase, Inc.

    THOMAS THIMOT, 37 years old, joined the Company in September 2002 and presently serves as Vice President Worldwide Sales and Services. From February 2001 to June 2002, he was President and Chief Operating Officer of Enigma, a privately-held provider of support chain solutions. From November 1994 to January 2001, he served in multiple sales and service leadership roles at Oracle where he was most recently Vice President of Sales for the central U.S.

    STEPHANIE FERADAY, 44 years old, joined the Company in November 2002 and presently serves as Vice President of Marketing. From October 2001 to November 2002, she ran her own strategy consulting firm for emerging technology companies. From September 2000 to October 2001, she served as Executive Vice President of Virtusa, Inc., a privately-held advanced technology services firm. From July 1992 to 1997, she was general manager at Symantec, where she launched their Networking Business Unit, which was acquired by Hewlett Packard in 1997. At Hewlett Packard, she was responsible for assisting in the development of HP OpenView's business strategy until September 2000.

    DEEPAK TANEJA, 43 years old, joined the Company in January 1998 and presently serves as Chief Technology Officer. From January 1998 until November 2001, Mr. Taneja served as Vice President Engineering and Development of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Our common stock is traded on the NASDAQ National Market under the symbol "NETE." As of February 18, 2004, there were 231 holders of record of our common stock, some of whom are nominee holders for the benefit of different shareholders. The following table sets forth, for the periods indicated, the range of high and low closing prices per share of our common stock, as reported on the NASDAQ National Market during each of the quarters indicated.

                         PRICE RANGE OF
                          COMMON STOCK
                        ----------------
                         HIGH      LOW
                        -------  -------
2002 YEAR
  First Quarter.....    $ 19.50  $ 11.90
  Second Quarter....    $ 13.70  $  5.24
  Third Quarter.....    $  2.90  $  1.99
  Fourth Quarter....    $  4.00  $  1.52
2003 YEAR
  First Quarter.....    $  4.76  $  3.02
  Second Quarter....    $  6.55  $  3.39
  Third Quarter.....    $ 11.49  $  6.09
  Fourth Quarter....    $ 13.30  $  9.73

    On December 30, 2003, we acquired Business Layers, Inc. pursuant to an agreement and plan of merger under which Business Layers became a wholly-owned subsidiary of us. In connection with the merger, we issued 2,556,940 shares of our common stock, $0.01 par value per share, to holders of outstanding shares of Business Layers capital stock. A total of 357,577 of these shares are being held in escrow to secure the indemnification obligations of the Business Layers stockholders and certain former employees. The shares were offered and issued pursuant to Regulation D of the Securities Act of 1933, as amended, or the Securities Act, based in part upon representations from the Business Layers stockholders that they were accredited investors, as defined in Rule 501(a) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

    The following consolidated data includes the results of operations from the date of acquisition of Business Layers, Inc., which we acquired on December 30, 2003, and the results of operations from the date of acquisition of DataChannel, Inc. which we acquired on December 14, 2001. Since the acquisition of Business Layers occurred on December 30, 2003, the majority of the impact of this acquisition in the 2003 results of operations was the $3.8 million charge recorded for in-process research and development. See Note 3 to the Company's consolidated financial statements for further information concerning these acquisitions.

    Prior to 2002, we had historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to the cost of service revenues in the statement of operations to offset the costs incurred. We adopted EITF 01-14 effective January 1, 2002 and reclassified approximately $1.6 million, $1.2 million and $200,000 into revenues from cost of revenues for the years ended December 31, 2001, 2000 and 1999, respectively, to comply with this guidance.

                                                                     YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------------------
                                                     2003        2002        2001        2000        1999
                                                   ---------   ---------   ---------   ---------   ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Software licenses..........................      $  44,030   $  36,072   $  55,314   $  37,688   $   7,527
  Services...................................         31,536      30,158      29,199      13,902       2,407
  Other......................................          2,878       3,034       3,633       3,655       3,008
                                                   ---------   ---------   ---------   ---------   ---------
     Total revenues..........................         78,444      69,264      88,146      55,245      12,942
                                                   ---------   ---------   ---------   ---------   ---------
Cost of revenues:
  Cost of software licenses..................          1,926       2,071       1,931       2,549         631
  Non-cash cost of software licenses.........          5,398       5,449         153          --          --
  Cost of services...........................         11,385      13,664      15,113       8,624       1,423
  Cost of other..............................          1,841       1,827       2,221       2,169       1,620
                                                   ---------   ---------   ---------   ---------   ---------
     Total cost of revenues..................         20,550      23,011      19,418      13,342       3,674
                                                   ---------   ---------   ---------   ---------   ---------
Gross profit.................................         57,894      46,253      68,728      41,903       9,268
Selling, general and administrative
  expenses...................................         43,947      52,755      51,989      36,094      16,294
Research and development expenses............         20,297      22,701      15,791       9,103       3,744
Gain on sale of portal technology............         (4,959)         --          --          --          --
Acquired in-process research and
  development................................          3,800          --       3,000          --          --
Impairment charges...........................             --      57,374          --          --          --
Restructuring and other non-recurring
  expenses...................................            459       2,080         529          --          --
                                                   ---------   ---------   ---------   ---------   ---------
Loss from operations.........................         (5,650)    (88,657)     (2,581)     (3,294)    (10,770)
Other income, net............................          1,791       2,418       4,831       6,103         824
                                                   ---------   ---------   ---------   ---------   ---------
Income (loss) before provision for income
  taxes......................................         (3,859)    (86,239)      2,250       2,809      (9,946)
Provision for income taxes...................            371          70         607          75          --
                                                   ---------   ---------   ---------   ---------   ---------
Net income (loss)............................         (4,230)    (86,309)      1,643       2,734      (9,946)
Recognition of beneficial conversion
  feature and accretion of preferred
  stock......................................             --          --          --          --         413
                                                   ---------   ---------   ---------   ---------   ---------
Net income (loss) attributable to common
  stockholders...............................      $  (4,230)  $ (86,309)  $   1,643   $   2,734   $ (10,359)
                                                   =========   =========   =========   =========   =========
Earnings (loss) per
  share:
  Basic......................................      $   (0.12)  $   (2.53)  $    0.05   $    0.09   $   (0.59)
  Diluted....................................      $   (0.12)  $   (2.53)  $    0.05   $    0.08   $   (0.59)
                                                   =========   =========   =========   =========   =========
Weighted average shares outstanding:
  Basic......................................         34,559      34,078      31,076      29,010      17,472
  Diluted....................................         34,559      34,078      32,936      33,407      17,472

                                                                         DECEMBER 31,
                                                   ---------------------------------------------------------
                                                     2003        2002        2001        2000        1999
                                                   ---------   ---------   ---------   ---------   ---------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents....................      $  20,123   $  25,707   $  29,332   $ 115,747   $ 102,879
Marketable securities........................         70,958      61,016      79,734          --          --
Working capital..............................         46,933      64,740      92,485     112,330     104,435
Goodwill.....................................         34,503          --      57,262          --          --
Intangible assets, net.......................          7,500       5,398      10,846          --          --
Total assets.................................        157,224     118,362     206,179     138,379     110,970
Total stockholders' equity...................        115,086      90,758     176,141     117,899     106,434

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

OVERVIEW

    Netegrity's objective is to be a leading provider of enterprise security software solutions specifically for managing user identities and access. Our identity and access management product line provides companies a secure way to make corporate information assets and resources available online. We believe open, protected access is essential as companies seek to leverage the Web to grow their businesses.

    With Netegrity identity and access management products, companies are able to securely use the Web -- Internet, Intranet or Extranet -- to meet the information access needs of partners, suppliers, customers and employees. Netegrity solutions are designed to enable businesses to ensure that the right people have the right access to the right information across a variety of applications, business systems and computing architectures. This enables more business to be more securely conducted online providing opportunities to improve customer service and productivity, increase sales of products and services and create business partnership value chains.

    We derive our revenues primarily from our core products, SiteMinder, IdentityMinder Web Edition, IdentityMinder eProvision and TransactionMinder, which offer a single source solution for integrated, centralized identity management, user access and administration and account provisioning/de-provisioning. Our solution supports a broad range of technology environments, and aims to ensure that companies optimize their existing information technology investments while incorporating new technologies. We also offer various levels of consulting and support services that enable our customers to successfully implement our products in their organizations.

    Our products are generally sold on a perpetual license basis. Customers typically place an initial order for a limited number of users and purchase additional users as their need for our products within their enterprise increases. We believe that our product line synergies and the strength of our customer base create opportunities to sell additional products to existing customers. Customers also enter into an annual support agreement for their software license at the time of initial purchase and typically renew this support agreement annually. Our support agreement entitles customers to software license updates and telephone support.

    We believe sales of our products will be driven by customers' desires for a comprehensive single-source IAM solution whose key benefits include reduced costs by reducing information technology complexity, increased revenue potential by improving customer service online, expanded business opportunities by creating real-time business networks and support for regulatory compliance and risk mitigation. As a result, we expect that companies will spend their discretionary information technology dollars on technology that will help them drive revenue and reduce costs while mitigating risk. The combined impact of a broadened product portfolio as well as the focus of our direct sales resources on larger companies in selected industries has enabled us to continue to drive business through our installed base while at the same time adding new customers. However, information technology spending has sharply decreased in the past two years and information technology budgets remained constrained, which has had and could continue to have a direct effect on the sale of our products. While we believe that spending on technology will begin to modestly increase in 2004, we believe that it will continue to be constrained in the first two or three quarters of 2004.

    Some of our products contain technology that is licensed from third parties. Our cost of license revenue consists primarily of royalty fees that we pay for the licensed technology. Cost of license revenue also includes amortization of acquired software and product fulfillment costs. Cost of services includes salaries and related expenses for our consulting, education and technical support services organizations, and the associated cost of training facilities.

    Our professional services group provides customers with project management, architecture and design, custom develop services and training. Our customers typically pay for professional services at an hourly rate for the time it takes us to complete the project. We strive to maintain effective staffing levels and to limit the amount of turnover of our professional services staff. If we are not successful in maintaining effective staffing levels, our ability to achieve our service revenue and profitability objectives may be adversely affected.

    The majority of our sales are made directly with customers. Our direct sales to customers in countries outside of the United States are denominated in U.S. dollars and local currency, with the majority of our sales denominated in U.S. dollars. Our sales through indirect distribution channels are generally denominated in U.S. dollars. For countries outside of the United States, we generally pay our operating expenses in local currency. Where we do invoice customers in local currency, we are exposed to foreign exchange rate fluctuations from the time the contract is signed until collection occurs. We are also exposed to foreign currency fluctuations between the time we collect in U.S. dollars and the time we pay our operating expenses in local currency. Fluctuations in currency exchange rates could affect the profitability and cash flows in U.S. dollars of our products sold in international markets. To date, these fluctuations have not been material.

    Our future revenues and operating results may also fluctuate from quarter to quarter based on the number and size of license deals and the size and scope of the professional service projects in which we are engaged. In addition, license revenues from a large customer deal may constitute a significant portion of our total revenues in a particular quarter. Any such deal may result in increased royalty payments and commission expenses. Any decline in our revenues will have a significant impact on our financial results, particularly because a significant portion or our operating costs, such as personnel, rent and depreciation, are fixed in advance of a particular quarter. As a result, despite cost savings realized during 2003, our costs for services personnel, sales and marketing and general and administrative could increase as a percentage of revenue, thereby affecting our operating results.

      CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

    Netegrity's discussion and analysis of its financial condition and results of operations are based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable reserves, valuation of long-lived and intangible assets, goodwill, in-process research and development, and income taxes.. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

REVENUE RECOGNITION

    Our revenues are generated primarily from the sale of perpetual licenses for our proprietary SiteMinder, IdentityMinder eProvision, IdentityMinder Web Edition and TransactionMinder products and related services. We generate our services revenues from consulting and training services performed for customers and from the maintenance and support of our products. As described below, significant management judgments and estimates must be made and used in connection with the revenues recognized in any accounting period. Management analyzes various factors, including specific terms and conditions of a transaction, historical experience, credit worthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenues and cost recognized.

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

    For all sales, we use a license agreement signed by both parties and/or a purchase order with binding terms and conditions as evidence of an arrangement. For arrangements with multiple obligations, such as, software license, undelivered maintenance and support, training and consulting, we allocate revenues to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. We defer revenue from the arrangement equivalent to the fair value of the undelivered elements. Fair value for each component is either the price we charge when the same component is sold separately or the price established by the members of our management who have the relevant authority to set prices for an element not yet sold separately.

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

    Installation by Netegrity is not considered essential to the functionality of our products as these services do not alter the product capabilities, do not require specialized skills and may be performed by the customer or other vendors. Revenues for maintenance and support are recognized ratably over the term of the support period. Revenues from consulting and training services generally are recognized as the services are performed. A number of the professional services contracts acquired from Business Layers have either a fixed fee or a fixed hourly rate that is below our cost to provide these services. As a result, we anticipate realizing losses on these contracts and therefore have accrued approximately $1.2 million for these losses as of December 31, 2003 related to these acquired professional services contracts. The losses were estimated based on our estimate of the projected revenue and the estimated time to complete the services for each contract.

ACCOUNTS RECEIVABLE RESERVES

    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on our historical collection and write-off experience, current trends, credit policy, detailed analysis of specific customer situations and percentage of our accounts receivable by aging category. While such losses have historically been within our expectations and the allowances we established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could result in lower than anticipated profitability or losses and decreased cash flow.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS, GOODWILL AND IN-PROCESS RESEARCH AND DEVELOPMENT

    We review the valuation of goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill is required to be tested for impairment annually in lieu of being amortized. This testing is done in the fourth quarter of each year. Furthermore, goodwill is required to be tested for impairment on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Impairment losses shall be recognized in operations. The Company's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Management predominantly uses third party valuation reports to assist in its determination of the fair value. If these assumptions differ materially from future results, the Company may record impairment charges in the future.

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

    The valuation of in-process research and development is typically determined using the income method. Revenue and expense projections for the in-process research and development project are based on estimates prepared by management. The value is determined using the present value of the cash flows from the projections using a discount rate based on the uncertainty associated with completing the project. The value is also based on an estimate of the percentage of completion of the technologies under development based on the projects remaining duration and costs. Management also assumed that in the event that the project is not completed and technological feasibility is not achieved, there is no alternative future use for the in-process technology. Changes in judgments on any of these factors could impact the value of the in-process research and development and the results of operations.

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

    Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against deferred tax assets. The Company has recorded a valuation allowance of $78.9 million as of December 31, 2003, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

REVENUES ($ IN MILLIONS)

                                     2003                         2002
                         -------------------------   ---------------------------
                                        % OF TOTAL                    % OF TOTAL     $ CHANGE         % CHANGE
                              $          REVENUES         $            REVENUES    2003 TO 2002     2003 TO 2002
                         -----------    ----------   -----------      ----------   ------------     ------------
Software licenses        $      44.0        56%      $      36.1          52%      $         7.9        22%
Services                        31.5        40%             30.2          44%                1.3         4%
Other                            2.9         4%              3.0           4%               (0.1)       (3%)
                         -----------       ---       -----------         ---       -------------

Total revenues           $      78.4       100%      $      69.3         100%      $         9.1        13%
                         ===========       ===       ===========         ===       =============        ==

    The increase in total revenues in the year ended December 31, 2003 from the year ended December 31, 2002 was primarily due to increases in software license revenues from the sale of our SiteMinder product, as well as sales generated by our new product offerings, IdentityMinder Web Edition, IdentityMinder eProvision and TransactionMinder in the year ended December 31, 2003. In addition, in the year ended December 31, 2003, we also experienced increased revenues from the sale of our service offerings which include consulting, training and maintenance and support. Overall, while we believe that information technology spending will begin to modestly increase in 2004, we believe that revenue growth will continue to be constrained over the next two to three quarters. However, we believe that as information technology spending increases from current levels our revenues will increase. We expect to continue to generate revenue from our SiteMinder product as we continue to enhance SiteMinder to meet changing market needs. We also believe that our focus on expanding our leadership position in the identity and access management market with our new IdentityMinder Web Edition, IdentityMinder eProvision and TransactionMinder product offerings and continuing to leverage the relationships we have built with our partners to provide integration services directly to our customers will enable us to acquire new customers and sell additional products to our existing customers.

    The increase in software license revenue in the year ended December 31, 2003 from the year ended December 31, 2002 was primarily due to the sale of our SiteMinder product, sales of our new product offerings, which typically result in larger average deal sizes, increased sales to our existing customers and improved sales execution in the year ended December 31, 2003. Additionally, although the European economy continued to be weak in 2003, in the year ended December 31, 2003 we saw an increase in European sales activity within certain market segments on which we have been focusing our selling and marketing resources during 2003. Average deal size and the type of customer (new name versus follow-on) are important metrics of our business as these metrics assist us in measuring our market penetration as well as our penetration into our existing customer base. Although the number of new name deals decreased to 103 in 2003 from 163 in 2002, the average size of new name deals increased to approximately $150,000 in 2003 from approximately $107,000 in 2002. This indicates that while we added fewer new customers during 2003, we were able to sell these customers more of our new products. The number of follow-on deals increased to 253 in 2003 from 191 in 2002, however the average size of follow-on deals decreased to approximately $144,000 in 2003 from approximately $191,000 in 2002. The increase in the number of follow-on deals indicates that our focus on selling to our existing customers resulted in these customers buying additional user licenses of our SiteMinder product as well as licenses for our new products. However, during 2003 the average size of follow-on deals greater than $500,000 decreased as compared to 2002 primarily due to a deal in excess of $3.0 million being included in the 2002 average deal size.

    The increase in services revenues in the year ended December 31, 2003 from the year ended December 31, 2002 was primarily attributable to an increase of $5.2 million in maintenance and support revenue during 2003 resulting from the increased maintenance associated with increasing license revenue and maintenance renewals by our existing customer base. The increase was offset by a decrease in consulting and training revenue of $3.8 million as a result of (i) broad based economic weakness and decreased technology spending that resulted in a reduction in our customers' need for installation and integration services and (ii) the Company's decision to leverage its partners to provide integration services directly to our customers. In connection with this leveraged model, the cumulative number of third party consultants the Company had trained increased from approximately over 1,000 in 2002 to over 1,200 in 2003.

    Other revenues are derived from the Firewall legacy business. This business remained relatively flat in 2003 and is not expected to significantly increase in future periods.

GROSS PROFIT ($ IN MILLIONS)

                                            2003                         2002
                                  ------------------------     ------------------------
                                                  GROSS                        GROSS        $ CHANGE       % CHANGE
                                       $         PROFIT %          $          PROFIT %    2003 TO 2002   2003 TO 2002
                                  ----------    ----------     ----------    ----------   ------------   ------------
Gross profit - software
   licenses                       $     36.7        83%        $     28.6        79%        $      8.1        28%
Gross profit - services                 20.2        64%              16.5        55%               3.7        22%
Gross profit - other                     1.0        34%               1.2        40%              (0.2)      (17%)
                                  ----------        --         ----------        --         ----------

Total Gross Profit                $     57.9        74%        $     46.3        67%        $     11.6        25%
                                  ==========        ==         ==========        ==         ==========       ===

    Gross profit is calculated as revenues less cost of revenues. Cost of revenues includes, among other things, royalties due to third parties for technology included in our products, amortization of capitalized software, product fulfillment costs, salaries and related expenses for our consulting, education and technical support services organizations, and the associated cost of training facilities. Historically, we have realized overall gross profit percentages of between 65% and 70%, with gross profit percentages on license revenue typically in excess of 80% and gross profit percentages on services revenue typically in excess of 50%. Overall, we believe that the cost of revenues in dollars will remain relatively flat in 2004 with the cost of software licenses decreasing slightly due to a decrease in non-cash cost of software licenses, offset by an increase in the cost of third party software products that enhance and enable additional functionality in our products, and increased investment in our technical support organization. Overall, we anticipate gross margin percentages to increase in 2004 to approximately 75% to 78% as a result of an increase in our total revenue.

    The increase in gross profit on software licenses is due to an increase in license revenue and as a result of the cost of software licenses, which includes non-cash cost of software amortization, remaining relatively flat in the year ended December 31, 2003 to the year ended December 31, 2002. The non-cash cost of software licenses represents the amortization of purchased software recorded in connection with the acquisition of DataChannel. During the fourth quarter of 2002, the Company accounted for a change in accounting estimates to reflect a change in the useful economic life of certain technology acquired in the DataChannel acquisition in December 2001. Prior to this change, the acquired technology long-lived asset was amortized on a straight line basis over three years. As a result of this change, beginning in the fourth quarter of 2002, the acquired technology was amortized over its revised estimated useful life of nine months. As a result, the quarterly amortization increased from approximately $916,000 in each of the first three quarters of 2002 to approximately $2.7 million in each of the fourth quarter of 2002 and the first and second quarter of 2003. This acquired technology was fully amortized as of June 30, 2003. On December 30, 2003, we acquired Business Layers, Inc., and as a result of the transaction we recorded assets related to the capitalized software acquired. These capitalized software assets will be amortized over their estimated useful lives of two to five years. As a result, we expect amortization expense to decrease to approximately $2.0 million in 2004 from approximately $5.4 million in 2003. Overall, we expect that gross profits on software licenses will increase in 2004 to over 90% due to the decrease in amortization expense, coupled with anticipated increases in software license revenue.

    The increase in gross profit on services is due to a slight increase in service revenue and a decrease in cost of services in the year ended December 31, 2003 from the year ended December 31, 2002. The decrease in cost of services in the year ended December 31, 2003 from the year ended December 31, 2002 was primarily due to the leveraging of our system integrator partner relationships. The cumulative number of consultants we have trained at our affiliated partners increased to over 1,200 in 2003 from over 1,000 in 2002. This leveraging allowed us to reduce the headcount in our professional services organization by over 50% in December 31, 2003 from December 31, 2002. This decrease was partially offset by increased investment in the technical support organization during 2003 in order to enhance overall customer satisfaction. Gross profits on our services revenue are primarily driven by gross profits on maintenance revenue partially offset by gross profits on our professional services revenue. We anticipate an increase in the investment in the technical support organization as a result of the acquisition of Business Layers, but also anticipate maintaining our historical gross profit percentage due to an increase in maintenance revenue. This increase will be partially offset by a decrease in the gross profit percentage of our professional services organization due to anticipated increases in staff levels over 2003.

    Gross profit on other is derived from the Firewall legacy business. This business remained flat in 2003 and is not expected to significantly increase in future periods.

OPERATING EXPENSES ($ IN MILLIONS)

                                            2003                         2002
                                  ------------------------     ------------------------
                                                % OF TOTAL                   % OF TOTAL     $ CHANGE       % CHANGE
                                       $         REVENUES          $          REVENUES    2003 TO 2002   2003 TO 2002
                                  ----------    ----------     ----------    ----------   ------------   ------------
Selling, general and
    administrative expenses       $     43.9        56%        $     52.7        76%        $     (8.8)      (17%)
Research and development
    expenses                            20.3        26%              22.7        33%              (2.4)      (11%)
Impairment charge                         --        --               57.4        83%             (57.4)     (100%)
Gain on sale of portal
    technology                          (5.0)       (6%)               --        --               (5.0)     (100%)
Acquired in-process
    research and
    development charges                  3.8         5%                --        --                3.8       100%
Restructuring and other
    non-recurring charges                0.5         1%               2.1         3%              (1.6)      (76%)
                                  ----------        --         ----------       ---         ----------

Total operating expenses          $     63.5        81%        $    134.9       195%        $    (71.4)      (53%)
                                  ==========        ==         ==========       ===         ==========       ===

    Selling, general and administrative expenses consist primarily of salaries and other related costs for selling, administrative and marketing personnel, sales commissions, travel, legal and accounting services, public relations, marketing materials, trade shows and certain facilities-related expenses. The decrease in selling, general and administrative expenses in the year ended December 31, 2003 from the year ended December 31, 2002 was primarily attributable to decreased salaries and related expenses as a result of a reduction in headcount of 7% in 2003 as compared to 2002 (including reductions in force implemented in April and October of 2002 and January 2003), reduced marketing and travel related expenses, reduced legal fees, and reduced facility-related expenses, including office rent, depreciation and utilities primarily resulting from the consolidation of field offices and the move of our corporate headquarters to a new facility. As we continue to realize the savings from the consolidations of office space and continue to scrutinize all discretionary expenses and evaluate reductions in non-strategic programs, we anticipate selling, general and administrative expenses as a percentage of total revenues will remain flat or decrease in future periods. We do not anticipate significant increases in selling, general and administrative expenses as a result of the acquisition of Business Layers because these functions have been consolidated with our existing operations and duplicate positions were eliminated.

    Research and development expenses consist primarily of personnel and outside contractor costs to support product development. The decrease in research and development expenses in the year ended December 31, 2003 from the year ended December 31, 2002 was primarily due to a decrease in salaries and related expenses due to the reductions in force implemented in April and October 2002 and the sale of our portal technology in October 2003, which, in the aggregate, reduced headcount by 14% in 2003 from 2002. These reductions were primarily related to the decision not to continue developing, marketing or selling the PortalMinder product. The decrease in research and development expenses was primarily related to a reduction in salaries and related costs which was partially offset by an increase in consulting expenses related to the continued leverage of offshore third-party contractors used to perform certain testing and porting of our products. We recognize that our investment in research and development is required to remain competitive and, therefore, we expect that our research and development expenses may increase in future periods due to the continued development of our products and services. Additionally, we expect our research and development expenses to increase by 23% to 28% over 2003 expense levels in future periods due to the acquisition of Business Layers on December 30, 2003, which will result in increased salary and related expenses due to the addition of 35 research and development employees and increased facility charges related to the office in Israel.

    The impairment charge recorded in the year ended December 31, 2002 resulted from our determination that a significant decline in our stock price as a result of underperformance relative to recent and expected operating results and the overall adverse change in the business climate had resulted in a triggering event that warranted an interim impairment review in accordance with SFAS No.
142. As a result, we tested for impairment based on a two-step approach. The first step was to test for indicators of impairment of goodwill by comparing the fair value of the Company with its carrying value. The second step was to measure the amount of the impairment of goodwill. As a result of this test, we determined that the implied fair value of the goodwill determined using the market capitalization of the Company on September 30, 2002 was lower than its carrying value and therefore, goodwill had been impaired. We recorded a charge of $57.4 million in the third quarter of 2002, classified as impairment charge in our consolidated statements of operations, to write down goodwill to its implied fair value of zero.

    In the year ended December 31, 2003, we recorded a charge of $3.8 million for acquired in-process research and development resulting from the acquisition of Business Layers. This amount was expensed on the date of acquisition because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development. Such charges may cause fluctuations in our quarterly and annual operating results.

    During 2003, we sold our portal technology. As a result we recorded a gain on the sale of the technology of $5.0 million and a restructuring charge of approximately $500,000 in connection with the closing of certain facilities, the write-off of property and equipment and the termination of certain employees. During 2002, as a result of changing market dynamics and economic factors, we reduced our workforce through restructurings by approximately 138 positions, or 32%. The reductions in workforce were primarily in the research and development group as well as in the sales and services departments, both domestically and internationally. The majority of the reductions in the research and development group were related to our decision to stop developing, marketing or selling our portal product. We continued to support existing customers through the date of the sale. As a result of the restructurings, we recorded restructuring charges, which related primarily to severance payments and the closing of several sales offices, of approximately $2.1 million during the year ended December 31, 2002.

OTHER INCOME, NET

    Other income, net decreased by approximately $0.6 million, or 26%, to $1.8 million in the year ended December 31, 2003, from $2.4 million in the year ended December 31, 2002. This decrease was primarily attributable to lower average cash, cash equivalents and marketable securities balances in 2003 and declines in interest rates earned on such assets. Our portfolio is generally comprised of highly liquid, high quality investments, and therefore we do not expect significant fluctuations in other income as a result of changes in investment yields.

PROVISION FOR INCOME TAXES

    The provision for income taxes for the year ended December 31, 2003 was approximately $371,000 compared with a provision of approximately $70,000 for the year ended December 31, 2002. This increase relates to federal alternative minimum taxes, and larger state taxes and foreign taxes in 2003. The provision for the year ended December 31, 2003 differs from the expected tax rate due to nondeductible in-process research and development and an increase in the Company's valuation allowance. As of December 31, 2003, we had a deferred tax asset related to net operating loss carryforwards of approximately $72.2 million, against which a full valuation allowance has been provided, available for federal, state and foreign income tax purposes to reduce future taxable income expiring on various dates through 2023. Of the $183.0 million of net operating loss carryforwards, $98.7 million is attributable to tax deductions relating to stock options, $10.7 million is related to the acquisition of DataChannel, and $49.7 million is related to the acquisition of Business Layers. The benefit of the stock option deductions included in the net operating loss carryforward will be credited to additional paid-in capital when realized or recognized. The benefit of the acquired net operating loss carryforward will first reduce non-current intangible assets and the remaining will be recorded to reduce income tax expense. Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carryforward is limited following a greater than 50% change in ownership over a three-year period. As of December 31, 2003, the Company believes that a portion of its net operating loss carryforward will be subject to limitation.

Shares Outstanding

     As part of the consideration for the acquisition of Business Layers, we issued 2,556,940 shares of the Company's common stock on December 30, 2003.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

REVENUES ($ IN MILLIONS)

                                            2002                         2001
                                  ------------------------     ------------------------
                                                % OF TOTAL                   % OF TOTAL     $ CHANGE       % CHANGE
                                       $         REVENUES          $          REVENUES    2002 TO 2001   2002 TO 2001
                                  ----------    ----------     ----------    ----------   ------------   ------------
Software licenses                 $     36.1        52%        $     55.3       63%    $    (19.2)          (35%)
Services                                30.2        44%              29.2       33%           1.0             3%
Other                                    3.0         4%               3.6        4%          (0.6)          (17%)
                                  ----------       ---         ----------      ---     ----------

Total revenues                    $     69.3       100%        $     88.1      100%    $    (18.8)          (21%)
                                  ==========       ===         ==========      ===     ==========           ===

    The decrease in total revenues in the year ended December 31, 2002 from the year ended December 31, 2001 was primarily due to decreases in software license revenues for the SiteMinder product, partially offset by an increase in service revenues and the impact of the acquisition of DataChannel in December 2001, which contributed approximately 6% of total revenues in 2002. Additionally, revenues in both Europe and Asia declined throughout 2002.

    The decrease in software license revenue in the year ended December 31, 2002 from the year ended December 31, 2001 was due to broad based economic weakness in all geographic regions and reduced technology spending, which resulted in deals being delayed or reduced in size. The number of new name deals decreased to 163 in 2002 from 220 in 2001 and the average size of new name deals decreased to approximately $107,000 in 2002 from approximately $148,000 in 2001. The number of follow-on deals also decreased to 191 in 2002 from 204 in 2001 and the average size of follow-on deals decreased to approximately $191,000 in 2002 from approximately $204,000 in 2001. The primary reason for the decrease in deal size in 2002 was that customers bought licenses for a smaller number of users.

    The increase in services revenues in the year ended December 31, 2002 from the year ended December 31, 2001 was primarily attributable to an increase of $6.4 million in 2002 in maintenance and support revenue resulting from maintenance renewals by our existing customer base and, to a lesser extent, the impact of the acquisition of DataChannel in December 2001, which contributed approximately 9% of services revenues in 2002. The increase was partially offset by a decrease of $5.5 million in 2002 in consulting and training revenue as a result of (1) broad based economic weakness and decreased technology spending that resulted in a reduction in our customers' need for installation and integration services and (2) the Company's decision to leverage its partners to provide integration services directly to our customers. In connection with this leveraged model, the cumulative number of third party consultants the Company had trained increased to approximately 1,000 in 2002 from over 590 in 2001.

    Other revenues are derived from the Firewall legacy business. This business declined in 2002 and is not expected to have a significant impact in future periods.

GROSS PROFIT ($ IN MILLIONS)

                                            2002                         2001
                                  ------------------------     ------------------------
                                                  GROSS                        GROSS       $ CHANGE       % CHANGE
                                       $         PROFIT %          $          PROFIT %    2002 TO 2001   2002 TO 2001
                                  ----------    ----------     ----------    ----------   ------------   ------------
Gross profit - software
   licenses                       $     28.6       79%         $     53.2        96%        $    (24.6)     (46%)
Gross profit - services                 16.5       55%               14.1        48%               2.4       17%
Gross profit - other                     1.2       40%                1.4        39%              (0.2)     (14%)
                                  ----------       --          ----------        --         ----------

Total gross profit                $     46.3       67%         $     68.7        78%        $     22.4       33%
                                  ==========       ==          ==========        ==         ==========       ==

    Gross profit is calculated as revenues less cost of revenues. Cost of revenues includes, among other things, royalties due to third parties for technology included in our products, amortization of acquired software, product fulfillment costs, salaries and related expenses for our consulting, education and technical support services organizations, and the associated cost of training facilities.

    The decrease in gross profit on software licenses was due to a decrease in license revenue and as a result of an increase in cost of software license revenue in the year ended December 31, 2002 from the year ended December 31, 2001. The increase in cost of software licenses, which includes non-cash cost of software licenses, was primarily due to the amortization of purchased software recorded in connection with the acquisition of DataChannel of approximately $5.4 million, partially offset by a decrease in cost of license software in 2002 that is in relative proportion to the decrease in software license revenue. During the fourth quarter of 2002, we accounted for a change in accounting estimates to reflect a change in the useful economic life of certain technology acquired in the DataChannel acquisition in December 2001. Prior to this change, the acquired technology long-lived asset was being amortized on a straight line basis over three years. As a result of this change, beginning in the fourth quarter of 2002, the acquired technology is being amortized over its current estimated useful life of nine months starting at the beginning of the quarter in which the change in estimated useful life was identified. Therefore, the quarterly amortization increased from approximately $916,000 in each of the first three quarters of 2002 to approximately $2.7 million in the fourth quarter of 2002.

    The increase in gross profit on services was due to a slight increase in service revenue and as a result of a decrease in cost of services in the year ended December 31, 2002 from the year ended December 31, 2001. This decrease in cost of services was primarily due to the leveraging of our system integrator partner relationships. The cumulative number of consultants we have trained at our affiliated partners increased to approximately 1,000 in 2002 from over 590 in 2001. This leveraging allowed us to reduce the headcount in our professional services organization by over 50% from December 31, 2001 to December 31, 2002. This decrease was partially offset by increased investment in the technical support organization during 2002 in order to enhance overall customer satisfaction.

    Gross profit on Other is derived from the Firewall legacy business. This business remained flat in 2002 and is not expected to significantly increase in future periods.

OPERATING EXPENSES ($ IN MILLIONS)

                                            2002                         2001
                                  ------------------------     ------------------------
                                                % OF TOTAL                   % OF TOTAL     $ CHANGE       % CHANGE
                                       $         REVENUES          $          REVENUES    2002 TO 2001   2002 TO 2001
                                  ----------    ----------     ----------    ----------   ------------   ------------
Selling, general and
    administrative expenses       $     52.7        76%        $     52.0       59%         $      0.7         1%
Research and development
    expenses                            22.7        33%              15.8       18%                6.9        44%
Impairment charge                       57.4        83%                --       --                57.4       100%
Acquired in-process
    research and
    development charges                   --        --                3.0        3%               (3.0)     (100%)
Restructuring and other
    non-recurring charges                2.1         3%               0.5        1%                1.6       320%
                                  ----------       ---         ----------       --          ----------

Total operating expenses          $    134.9       195%        $     71.3       81%         $     63.6        89%
                                  ==========       ===         ==========       ==          ==========        ==

    Selling, general and administrative expenses consist primarily of salaries and other related costs for selling, administrative and marketing personnel, sales commissions, travel, legal and accounting services, public relations, marketing materials, trade shows and certain facilities-related expenses. The increase in selling, general and administrative expenses in the year ended December 31, 2002 from the year ended December 31, 2001 was primarily attributable to increased salaries and wages associated with the DataChannel acquisition, increased legal expenses, consulting and accounting fees, marketing program costs and insurance expenses (primarily directors and officer's insurance premiums) and facility rent and depreciation expense primarily related to office space and fixed assets acquired from DataChannel. These increases were partially offset by reduced compensation and bonus expenses and as a result of recording reduced bad debt expense in 2002. The reduction in bad debt expense was primarily due to improved credit reviews, strong cash collections and fewer write-offs than anticipated.

    Research and development expenses consist primarily of personnel and outside contractor costs to support product development. The increase in research and development expenses in the year ended December 31, 2002 from the year ended December 31, 2001 was primarily due to the addition of approximately 65 employees (including 40 from the acquisition of DataChannel in the fourth quarter of 2001), the increased use of approximately 22 contractors in India between 2001 and 2002 and other incremental expenses associated with the research and development of our new product offerings which were released for general availability during the fourth quarter of 2002. The increase was partially offset by the reduction of approximately 35 employees during 2002, primarily as a result of our decision in the fourth quarter to stop developing, marketing or selling our portal product.

    The impairment charge recorded in the year ended December 31, 2002 resulted from our determination that a significant decline in our stock price as a result of underperformance relative to recent and expected operating results and the overall adverse change in the business climate had resulted in a triggering event that warranted an interim impairment review in accordance with SFAS No.
142. As a result, we tested for impairment based on a two-step approach. The first step was to test for indicators of impairment of goodwill by comparing the fair value of the Company with its carrying value. Since we operate as an enterprise-wide reporting unit, it was determined that the market value of the Company represents an approximation of its fair value as of September 30, 2002. Furthermore, it was determined that the fair value of the Company as of September 30, 2002 was less than its carrying value and therefore, an indication of impairment existed. The second step was to measure the amount of the impairment of goodwill. As a result of the second step, we determined that the implied fair value of the goodwill determined using the market capitalization of the Company on September 30, 2002 was lower than its carrying value and therefore, goodwill had been impaired. We recorded a charge of $57.4 million in the third quarter of fiscal 2002, classified as impairment charge in our consolidated statements of operations, to write down goodwill to its implied fair value of zero.

    In the year ended December 31, 2001, we recorded a charge of $3.0 million for acquired in-process research and development resulting from the acquisition of DataChannel. This amount was expensed on the date of acquisition because the acquired technology had not yet reached technological feasibility and had no future alternative uses.

    We recorded restructuring and non-recurring charges in the year ended December 31, 2002. As a result of changing market dynamics and economic factors, we reduced our workforce through restructurings by approximately 138 positions, or 32%. The reductions in workforce were primarily in the development group as well as in the sales and services departments, both domestically and internationally. The majority of the reductions in the development group were concurrent with our decision to stop developing, marketing or selling its portal product. As a result of the reduction in force, we recorded restructuring charges, which related primarily to severance payments and the closing of several sales offices, of approximately $2.1 million during the year ended December 31, 2002. During 2001, the Company reduced its workforce by approximately 8% in order to reduce expenses and realign its cost structure. The reductions in workforce were primarily in the sales, development and general and administrative groups. The Company recorded a charge of $303,000 during the year ended December 31, 2001, for severance payments and the consolidation of excess facilities. Additionally, the Company recorded non-recurring charges of $226,000 during the year ended December 31, 2001 primarily attributable to a contribution to the James Hayden Memorial Fund, established in the memory of the Company's former Chief Financial Officer, and the acceleration of 15,300 of his options that would have vested by December 31, 2001.

OTHER INCOME

     Other income decreased by approximately $2.4 million, or 50%, to $2.4 million in the year ended December 31, 2002, from $4.8 million in the year ended December 31, 2001. This decrease was primarily attributable to declines in the both the balances of, and interest rates for, cash and cash equivalents and marketable securities.

PROVISION FOR INCOME TAXES

    Provision for income taxes for the year ended December 31, 2002 was approximately $70,000 compared with a provision of approximately $607,000 for the year ended December 31, 2001. This decrease relates to federal alternative minimum taxes, and larger state taxes and foreign taxes in 2001. The provision for the year ended December 31, 2002 differs from the expected tax rate due to nondeductible goodwill impairment and an increase in the Company's valuation allowance. As of December 31, 2002, we had a deferred tax asset related to net operating loss carryforwards of approximately $70.8 million, against which a full valuation allowance has been provided, available for federal purposes to reduce future taxable income expiring on various dates through 2022. Of the $177.0 million of net operating loss carryforwards, $98.2 million is attributable to tax deductions relating to stock options and $53.5 million is related to the acquisition of DataChannel. The benefit of the stock option deductions included in the net operating loss carryforward will be credited to additional paid-in capital when realized or recognized. The benefit of the acquired net operating loss carryforward will first reduce non-current intangible assets and the remaining portion of the net operating loss carryforward will be recorded to reduce income tax expense. The acquired loss carryforwards are subject to an annual limitation under Internal Revenue Code
Section 382 of approximately $3.1 million. Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carryforward is limited following a greater than 50% change in ownership over a three-year period. As of December 31, 2002, the Company believes that a portion of its net operating loss carryforward will be subject to limitation.

LIQUIDITY AND CAPITAL RESOURCES

    We have primarily funded our operations with cash flows generated from operations in the current and prior years and the proceeds of our equity issuances. We invest our cash primarily in instruments that are highly liquid, investment grade securities. As of December 31, 2003, we had cash and cash equivalents totaling $20.1 million, short-term marketable securities of $51.6 million and working capital of $46.9 million compared to cash and cash equivalents totaling $25.7 million, short-term marketable securities of $48.4 million and working capital of $64.7 million as of December 31, 2002. In addition, we had long-term marketable securities totaling $19.4 million and $12.7 million as of December 31, 2003 and 2002, respectively.

    Cash provided by operating activities for the year ended December 31, 2003 was $10.3 million. This resulted primarily from a net loss of $4.2 million and decreases in accounts payable, and accrued expenses, offset by a decrease in accounts receivable and increases in deferred revenue and accrued compensation and benefits. The net loss included non-cash charges for depreciation and amortization of $9.7 million, acquired in-process research and development charges of $3.8 million, and the gain on the sale of our portal technology of $5.0 million. Overall, cash provided by operating activities was primarily a result of increased revenues and cost reductions during 2003. Also, our days sales outstanding for accounts receivable decreased throughout 2003 from a high of 85 days for the quarter ended December 31, 2002 to 53 days for the quarter ended December 31, 2003. This decrease was primarily due to improved collection efforts throughout 2003.

    Cash used for investing activities was $18.2 million for the year ended December 31, 2003. Investing activities for the year consisted primarily of net sales and maturities of marketable securities of approximately $67.4 million and cash proceeds from the sale of our portal technology of $4.9 million, offset by the purchases of marketable securities of approximately $78.5 million, net cash used in the acquisition of Business Layers of $9.9 million as of December 31, 2003 and the purchase of approximately $2.4 million of property and equipment, primarily computer related, and leasehold improvements for the new corporate headquarters.

    Cash provided by financing activities in the year ended December 31, 2003 was $2.2 million, primarily related to proceeds received from the exercise of stock options and issuance of shares in connection with the employee stock purchase plan.

    Any increase or decrease in our accounts receivable balance and accounts receivable days outstanding (calculated as net accounts receivable divided by revenue per day) affects our cash flow from operations and liquidity. Our accounts receivable and accounts receivable days outstanding may increase due to changes in factors such as the timing of when sales are invoiced and the length of our customers' payment cycles. We also record deferred maintenance billings as accounts receivable, and the timing of these billings affects the accounts receivable days outstanding. Historically, international and indirect customers pay at a slower rate than domestic and direct customers. An increase in revenues generated from international and indirect customers may increase our accounts receivable balance and accounts receivable days outstanding. Due to the current economic climate, we may observe an increase in the length of our customers' payment cycles and as a result our days sales outstanding may increase in future periods. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and will be subject to greater general credit risks.

    In the past, we experienced a period of rapid growth, which resulted in significant increases in our operating expenses. Over the past two years, due to the effects of general economic conditions, we have made considerable efforts to reduce our operating expenses through constrained spending, reductions in workforce and better alignment of our cost structure to our revenues. We anticipate our short-term cash requirements to primarily include the continued funding of our operating expenses and, to a lesser extent, the funding of capital expenditures. Additionally, as of December 31, 2003 we were obligated to pay the remaining $4.2 million of the purchase consideration and $1.0 million of transaction costs associated with the acquisition of Business Layers. We believe that our existing cash and cash equivalent balances together with our marketable securities will be sufficient to meet these requirements over the next twelve months. We anticipate our long-term cash requirements to primarily include the funding of acquisitions or investments in businesses, technologies, products or services that are complementary to our business. Other than those mentioned, we are not aware of any other known material trends or uncertainties related to cash flow, capital resources, capital requirements or liquidity as of December 31, 2003.

COMMITMENTS, CONTRACTUAL OBLIGATIONS, AND OFF-BALANCE SHEET ARRANGEMENTS

    We have commitments that expire at various times through 2010. Operating leases shown below are primarily for facility costs for our corporate headquarters, customer service, research and development and world-wide sales offices (in thousands).

                                           LESS THAN                            AFTER 5
                                 TOTAL       1 YEAR    1-3 YEARS   4-5 YEARS     YEARS
                                 -----       ------    ---------   ---------     -----
Operating leases...........         9,257  $   2,421   $   3,716   $   2,857    $   263
                               ----------  ---------   ---------   ---------    -------
                               $    9,257  $   2,421   $   3,716   $   2,857    $   263
                               ==========  =========   =========   =========    =======

    Included in the operating lease commitments above is approximately $670,000 related to excess facilities which have been accrued in purchase accounting related to our acquisitions.

    We incurred total operating lease expense, primarily related to certain facilities and equipment under non-cancelable operating leases, of $3.9 million for the year ended December 31, 2003.

    In April 2002, we entered into an agreement with a system integrator to assist us in the development and launch of one of our products. Under the terms of the agreement, for consideration of the system integrator's time in assisting with the development of the product, we agreed to promote the system integrator as an integrator of the developed product. Our obligation under the agreement will be considered satisfied once the system integrator receives consulting revenues totaling approximately $3.9 million from our customers, or by April 2004, whichever occurs first. In the event that we recommend a competitor of the system integrator to perform the integration work for a customer, we could potentially owe a royalty to the system integrator based on the net license fee. As of December 31, 2003 no royalties were due under this agreement to the system integrator.

    In August 2002, we entered into a five year non-cancelable operating lease for an office building for our corporate headquarters. We moved into the new facility in March 2003. In connection with the lease agreement, we delivered an irrevocable, unconditional, negotiable letter of credit in the amount of $767,000 as a security deposit. Additionally, we spent $1.0 million in leasehold improvements to build out the new facility.

    In December 2003, we acquired Business Layers, Inc. for 2,556,940 shares of our common stock, cash payments of $15.0 million and estimated transaction costs of $1.0 million. As of December 31, 2003, approximately $10.8 million of the cash payment had been made. The remaining $4.2 million of the cash payment and the $1.0 million of transaction costs are expected to be paid by March 31, 2004.

    We enter into standard indemnification agreements with our business partners or customers in our ordinary course of business. Pursuant to these agreements, we agree to repair or replace the product, pay royalties for a right to use, or reimburse the indemnified party for actual damages awarded by a court against the indemnified party for a intellectual property infringement claim by a third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

    We enter into standard indemnification agreements with our customers whereby we indemnify them for certain damages, such as personal property damage, which may be caused in connection with consulting services performed at a customer location by our employees or our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

    We generally warrant for ninety days from delivery to a customer that our software products will perform free from material errors which prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards. We have never incurred significant expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

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

WE HAVE INCURRED SUBSTANTIAL LOSSES AND MAY NOT BE PROFITABLE IN THE FUTURE.

    In recent years, we have incurred substantial operating losses. While we recently returned to profitability on a quarterly basis, we cannot predict if we will maintain profitability for any substantial period of time. To sustain operating profitability on a quarterly and annual basis, we will need to continue to increase our revenues, particularly our license revenues. Failure to maintain levels of profitability as expected by investors may adversely affect the market price of our common stock. We had a net loss of $4.2 million for the year ended December 31, 2003 and an accumulated deficit of $111.0 million as of December 31, 2003.

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

         - market acceptance of our SiteMinder, IdentityMinder Web Edition, IdentityMinder eProvision and TransactionMinder products;

         -    our success in obtaining follow-on sales to existing customers;

         -    the long sales and deployment cycle of our products;

         - our ability to hire and retain personnel, particularly in development, services and sales and marketing;

         -    the loss of or changes in key management personnel;

         - the timing of the release of new versions of our SiteMinder, IdentityMinder Web Edition, IdentityMinder eProvision and TransactionMinder or other products;

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

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO MARKET OUR PRODUCTS AND RELATED SERVICES SUCCESSFULLY.

    Our revenues are primarily generated from the sale of perpetual licenses for our proprietary SiteMinder, IdentityMinder Web Edition, IdentityMinder eProvision, TransactionMinder and related services. Broad market acceptance of our products will depend on the continued development of a market for identity and access management, the education of our customers on the use of business software applications in general and the relevance of our products specifically. Market acceptance for our products, and customer demand for the services they provide, may not develop.

    We have released several new product offerings in the past 12 months. If we fail to gain market acceptance for these products, our business, operating results and financial position could be materially adversely affected. Additionally, with the reduction in information technology spending in all industries we will need to be successful in conveying the value of our products to customers who may be hesitant to replace a "homegrown" system due to the costs involved with switching to a purchased solution.

    Our ability to succeed in the market for our products depends in part on our ability to provide support services on a 24 hour per day, seven day per week basis. Any damage or disruptions to our service centers, including our service centers in Malaysia and Israel, whether as a result of employee attrition, acts of terrorism or some other cause, or language barriers, could seriously impact our ability to provide the necessary service to our customers and fulfill our service contracts.

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO ENHANCE OUR PRODUCT LINES AND DEVELOP NEW PRODUCTS.

    We believe our success is dependent, in large part, on our ability to enhance and broaden our product lines to meet the evolving needs of the business market. We may not be able efficiently to integrate recently acquired technologies into our products. We may be unable to respond effectively to technological changes or new industry standards or developments. Product development cycles are unpredictable and, in the past, we have delayed the introduction of several new product versions due to delays in development.

    We have arrangements with a third party located in India to perform certain testing of our products, as well as internationalization and porting of our products to new platforms, and with third party software vendors who provide software which is embedded in our products. Any adverse change in our relationship with these third parties could result in delays in the release of our products. In the future, we could be adversely affected and be at a competitive disadvantage if we incur significant delays or are unsuccessful in enhancing our product lines or developing new products, or if any of our enhancements or new products do not gain market acceptance.

    As we continue to release new versions of our existing software we may be required to assist customers in migrating to the latest version once a product is announced to be at the end of its life. Additionally, we may be required to assist Business Layers customers in migrating to more standardized versions of the provisioning product. We could be adversely affected if there are significant migration issues and a decline in customer satisfaction related to such transitions.

OUR ACQUISITION OF BUSINESS LAYERS AND OTHER COMPANIES MAY INCREASE THE RISKS WE FACE.

    We recently acquired Business Layers. In the future, we may pursue other acquisitions to obtain complementary products, services and technologies. These acquisitions may not produce the revenues, earnings or business synergies that we anticipate, and an acquired product, service or technology might not perform as we expect. In pursuing any acquisition, our management could spend a significant amount of time and effort in identifying and completing the acquisition. We will have to devote a significant amount of management resources to integrate with our existing businesses the business we acquired from Business Layers and any other business we might acquire. We might not be able to successfully transfer the knowledge of the employees or integrate the operations of acquired businesses, including Business Layers. As a result of acquisitions, we might assume contracts and other agreements that subject us to burdensome liabilities, including obligations to indemnify third parties, or impose unfavorable terms on us, including significant royalty obligations and termination fees. We may not be able to renegotiate these agreements. To pay for an acquisition, we might use our stock or cash. Alternatively, we might borrow money from a bank or other lender. If we use our stock, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity will be reduced.

OUR PERFORMANCE DEPENDS ON OUR ABILITY TO WIN BUSINESS AND OBTAIN FOLLOW-ON SALES IN PROFITABLE SEGMENTS.

    Customers typically place small initial orders for our products to allow them to evaluate our products' performance. A key element of our strategy is to pursue more significant follow-on sales after these initial installations. Our financial performance depends on successful initial deployments of our products that, in turn, lead to follow-on sales. If the initial deployments of our products are not successful or if our customers do not remain satisfied with our products and services, we may be unable to obtain follow-on sales. In addition, even if initial deployments are successful, we cannot assure you that customers will choose to make follow-on purchases, which could have a material adverse effect on our ability to generate revenues.

WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

    The market for identity and access management is highly competitive. We expect the level of competition to increase as a result of the anticipated growth of the identity and access management market. Our primary competitor in the identity and access management market is the Tivoli Division of IBM. We also compete against traditional security and software companies, such as Oblix, RSA and Novell, and stack vendors such as Sun MicroSystems. In addition, a number of other security and software companies are beginning to offer products that may compete with our identity and access management solution. Competition may also develop as the market matures and other companies begin to offer similar products, and as our product offerings expand to other segments of the marketplace. We also face competition from Web development professional services organizations. We expect that additional competitors will emerge in the future. Current and potential competitors have established, or may in the future establish, cooperative selling relationships with third parties to increase the distribution of their products to the marketplace. Accordingly, it is possible that new competitors may emerge and acquire significant market share. It is possible that current and potential competitors may attempt to hire our employees and although we have non-compete agreements in place with most of our employees they may or may not be enforceable. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Today, many of our competitors have shorter operating histories and fewer financial and technical resources than we have. In addition, these smaller competitors have smaller customer bases. Some of our other competitors, however, are larger companies who have large financial resources, well-established development and support teams, and large customer bases. These larger competitors may initiate pricing policies that would make it more difficult for us to maintain our competitive position against these companies. It is also possible that current and potential competitors may be able to respond more quickly to new or emerging technologies or customer requirements, resulting in increased market share. If, in the future, a competitor chooses to bundle a competing point product with other applications within a suite, the demand for our products might be substantially reduced. Because of these factors, many of which are out of our control, we may be unable to maintain or enhance our competitive position against current and future competitors.

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

WE MAY BE UNABLE TO HIRE AND RETAIN SKILLED PERSONNEL.

    Qualified personnel are in great demand throughout the software industry. Our success depends, in large part, upon our ability to attract, train, motivate and retain highly skilled employees, particularly software engineers, professional services personnel, sales and marketing personnel and other senior personnel. Our failure to attract and retain the highly trained technical personnel that are integral to our product development, professional services and direct sales teams, particularly software engineers, may limit the rate at which we can generate sales, develop new products or product enhancements or transfer technical knowledge across our employee base. A change in key management could result in transition and attrition in the affected department. In addition, we may experience attrition by employees we acquire as a result of acquisitions of other companies if those employees experience difficulties in integrating with our existing employees and management. This could have a material adverse effect on our business, operating results and financial condition.

OUR SUCCESS DEPENDS ON OUR ABILITY TO OPTIMIZE OUR DIRECT SALES AND INDIRECT DISTRIBUTION CHANNELS.

    To increase our revenues, we must optimize our direct sales force and continue to enhance relationships with systems integrators, resellers and technology partners to increase the leverage of our partners. There is intense competition for sales personnel in our business, and we cannot be sure that we will be successful in attracting, integrating, motivating and retaining sales personnel. In addition, we must effectively leverage our relationships with our strategic partners and other third-party system integrators, vendors of Internet-related systems and application software and resellers in order to reach a larger customer population than we could reach alone through our direct sales and marketing efforts.

    We may not be able to find appropriate strategic partners or may not be able to enter into relationships on commercially favorable terms, particularly if these partners decide to compete directly in the identity and access management market. Furthermore, the relationships we do enter into may not be successful. Our strategic relationships are generally non-exclusive, and therefore, our strategic partners may decide to pursue alternative technologies or to develop alternative products in addition to or instead of our products, either on their own or in collaboration with our competitors.

WE RELY ON THIRD PARTY TECHNOLOGY TO ENHANCE OUR PRODUCTS.

    We incorporate into our products software licensed from third party software companies that enhances, enables or provides functionality for our products and, therefore, we need to create relationships with third parties, including some of our competitors, to ensure that our products will interoperate with the third parties' products. Third party software may not continue to be available on commercially reasonable terms or with acceptable levels of support or functionality, or at all. Failure to maintain those license arrangements, failure of the third party vendors to provide updates, modifications or future versions of their software or defects and errors in or infringement claims against those third party products could delay or impair our ability to develop and sell our products and potentially cause us to incur additional cost. There are also third party products incorporated into the provisioning products that we recently acquired from Business Layers. We expect to renegotiate some of the terms of those licensing arrangements. There can be no assurance that we will be able to renegotiate those agreements on commercially favorable terms. In addition, if we discover that third party products are no longer available as a result of changes in the third party's operations or financial position, there can be no assurance that we would be able to offer our product without substantial reengineering, or at all.

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

OUR FAILURE TO EFFECTIVELY MANAGE CHANGES IN THE BUSINESS ENVIRONMENT IN WHICH WE OPERATE COULD HARM OUR BUSINESS.

    Our failure to effectively manage changes in the business environment in which we operate could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. In the past, we have experienced both periods of rapid growth as well as periods of economic slowdown which have resulted in reductions in workforce Both of these situations have placed a significant strain on all of our resources. We may experience similar changes in the future. Additionally, we may experience disruptions as a result of attacks from electronic viruses which could result in reduced productivity. To effectively manage changes in the business environment in which we operate we must maintain and enhance our financial and accounting systems and controls, maintain the security of our infrastructure, maintain our ability to retain key personnel, integrate new personnel and manage operations.

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

AS WE CONTINUE TO OPERATE IN INTERNATIONAL MARKETS, WE WILL FACE CONTINUED RISKS TO OUR SUCCESS.

    We operate in several international markets, including Israel as a result of our recent acquisition of Business Layers. Our international operations are subject to increased regulatory, economic and political risks. We have limited experience in international markets and we cannot be sure that our continued expansion into global markets will be successful. In addition, we will face increased risks in conducting business internationally, including the ability to develop, market and distribute localized versions of our products in a timely manner or at all. These risks could reduce demand for our products and services, increase the prices at which we can sell our products and services, or otherwise have an adverse effect on our operating results. Among the risks related to international operations we believe are most likely to affect us are:

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

         - difficulties in managing an organization spread over multiple countries, including complications arising from cultural, language and time differences that may lengthen development, sales and implementation cycles and delay the resolution of customer support issues;

         -    currency risks, including fluctuations in exchange rates;

         -    political and economic instability;

         - localization of technology, including delays in localizing the most recent versions of our products;

         - increased use of contractors on a global basis for both professional services and development, that may result in increased cost of services and less direct control; and

         - disruption caused by terrorist activities in various regions around the world.

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR PROPRIETARY RIGHTS.

    Our success depends to a significant degree upon the protection of our software and other proprietary technology. The unauthorized reproduction or other misappropriation of our proprietary technology would enable third parties to benefit from our technology without paying us for it. This could have a material adverse effect on our business, operating results and financial condition. We depend upon a combination of patent, trademark, trade secret and copyright laws, license agreements and non-disclosure and other contractual provisions to protect proprietary and distribution rights in our products. In addition, we attempt to protect our proprietary information and the proprietary information of our vendors and partners through confidentiality and/or license agreements with our employees and others. Although we have taken steps to protect our proprietary technology, they may be inadequate and the unauthorized use of our source code could have an adverse effect on our business. Existing trade secret, copyright and trademark laws offer only limited protection. Moreover, the laws of other countries in which we market our products may afford little or no effective protection of our intellectual property. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive, even if we were to prevail.

CLAIMS BY OTHER COMPANIES THAT WE INFRINGE THEIR PROPRIETARY TECHNOLOGY COULD HURT OUR FINANCIAL CONDITION.

    If we discover that any of our products or third party products embedded in our products violates third party proprietary rights, there can be no assurance that we would be able to reengineer our product or to obtain a license on commercially reasonable terms to continue offering the product without substantial reengineering. We do not conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technology environment in which there may be numerous patent applications pending for similar technologies, many of which are confidential when filed. Any claim of infringement, even if invalid, could cause us to incur substantial costs defending against the claim and could distract our management from our business. Furthermore, a party making such a claim could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from selling our products. Any of these events could have a material adverse effect on our business, operating results and financial condition.

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

OUR FORMER INDEPENDENT PUBLIC ACCOUNTANT, ARTHUR ANDERSEN LLP, HAS BEEN FOUND GUILTY OF A FEDERAL OBSTRUCTION OF JUSTICE CHARGE, AND YOU MAY BE UNABLE TO EXERCISE EFFECTIVE REMEDIES AGAINST ARTHUR ANDERSEN IN ANY LEGAL ACTION.

    Our former independent public accountant, Arthur Andersen LLP, provided us with auditing services during the year ended December 31, 2001, including issuing an audit report with respect to our audited consolidated financial statements as of and for the year ended December 31, 2001. On June 15, 2002, a jury in Houston, Texas found Arthur Andersen guilty of a federal obstruction of justice charge arising from the federal government's investigation of Enron Corp. On August 31, 2002, Arthur Andersen ceased practicing before the SEC.

    We were unable to obtain Arthur Andersen's consent to include its report with respect to our audited consolidated financial statements as of and for the year ended December 31, 2001 in this Annual Report on Form 10-K or our Annual Report on Form 10-K for the year ended December 31, 2002 and Rule 437a under the Securities Act of 1933, or the Securities Act, permits us to dispense with the requirement to file Arthur Andersen's consent. As a result, you may not have an effective remedy against Arthur Andersen in connection with a material misstatement or omission with respect to our audited consolidated financial statements. In addition, even if you were able to assert such a claim, as a result of its conviction and other lawsuits, Arthur Andersen may fail or otherwise have insufficient assets to satisfy claims made by investors or by us that might arise under federal securities laws or otherwise relating to any alleged material misstatement or omission with respect to our audited consolidated financial statements.

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

    As we win business from larger, more complex customers there may be an increased demand on our resources, particularly product management and support, which may affect the allocation of our resources. Additionally, as we continue to sell our new products to existing customers, our customers might expect us to provide the same level of product support on the new products as we do on the old products. This would increase demand on our product support resources beyond levels we could provide.

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

WE MAY LOSE MONEY ON FIXED-PRICE CONSULTING CONTRACTS.

    Although the majority of our services have historically been performed on a time and material basis, we have in the past performed services under fixed price contracts at the request of a customer. In the future, it is possible that an increased portion of our services revenues could be derived from fixed-price contracts, particularly since we assumed several fixed-price contract obligations as a result of the Business Layers acquisition. We work with complex technologies in compressed time frames and it can be difficult to judge the time and resources necessary to complete a project. If we miscalculate the resources or time we need to complete work under fixed-price contracts, we may suffer losses, and our operating results could be materially adversely affected.

CONTINUED WEAKNESS IN THE GLOBAL ECONOMY MAY ADVERSELY AFFECT OUR BUSINESS.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

    In the year ended December 31, 2003, we generated approximately 23% of our revenues outside of the United States. International sales are typically denominated in U.S. dollars. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Translation gains and losses (amounting to a loss of approximately $(49,000) as of December 31, 2003) are deferred and accumulated as a separate component of stockholders' equity (accumulated other comprehensive income (loss)). Net gains and losses resulting from foreign exchange transactions, amounting to a gain of approximately $341,000 for the year ended December 31, 2003, are included in other income, net in the accompanying consolidated statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. dollar as of December 31, 2003 would not have a material impact on our results of operations for the year ended December 31, 2003.

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

    Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. However, due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the year ended December 31, 2003 would have decreased by less than $1.0 million. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The same 100 basis point change in interest rates would not have a material impact on the fair value of the investment portfolio. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's consolidated financial statements and the related auditors' reports are presented in the following pages. The consolidated financial statements filed in this Item 8 are as follows:

    Reports of Independent Accountants

    Consolidated Balance Sheets -- December 31, 2003 and 2002

    Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001

    Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

    Notes to Consolidated Financial Statements

                          Independent Auditors' Report

The Board of Directors and Stockholders
Netegrity, Inc.:

We have audited the accompanying consolidated balance sheets of Netegrity, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the restatement described in Note 1 to the consolidated financial statements, in their report dated January 30, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netegrity, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of Netegrity, Inc. and subsidiaries as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 1, those financial statements have been restated. In our opinion, the adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 consolidated financial statements of Netegrity, Inc. and subsidiaries other than with respect to such adjustments and, accordingly, we do not express an opinion or any form of assurance on the 2001 consolidated financial statements taken as a whole.

                                                       KPMG LLP
Boston, Massachusetts
January 26, 2004

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

                                                    ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 30, 2002

                        NETEGRITY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                                  ---------------------------
                                                                                      2003           2002
                                                                                  ------------   ------------
                                                                                   (IN THOUSANDS, EXCEPT PER
                                                                                          SHARE DATA)
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...................................................    $     20,123   $     25,707
  Available-for-sale short-term marketable securities.........................          51,557         48,361
  Accounts receivable -- trade, net of allowances of $829
     at December 31, 2003; $922 at December 31, 2002..........................          14,340         15,046
  Prepaid expenses and other current assets...................................           2,513          2,949
  Restricted cash.............................................................             538            281
                                                                                  ------------   ------------
     Total Current Assets.....................................................          89,071         92,344
Available-for-sale long-term marketable securities............................          19,401         12,655
Property and equipment, net...................................................           4,848          6,837
Restricted cash...............................................................             767            790
Goodwill......................................................................          34,503             --
Other intangible assets, net..................................................           7,500          5,398
Other assets..................................................................           1,134            338
                                                                                  ------------   ------------
     Total Assets.............................................................    $    157,224   $    118,362
                                                                                  ============   ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable -- trade...................................................    $      1,415   $      1,906
  Accrued compensation and benefits...........................................           5,947          4,293
  Other accrued expenses......................................................          16,273          6,530
  Deferred revenue............................................................          18,503         14,875
                                                                                  ------------   ------------
     Total Current Liabilities................................................          42,138         27,604
                                                                                  ------------   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, voting, $.01 par value; 135,000 shares authorized;
  37,577 shares issued and 37,539 shares
  outstanding at December 31, 2003; 34,346 shares issued and 34,308 shares
  outstanding at December 31, 2002............................................             375            343
Additional paid-in capital....................................................         226,019        197,250
Accumulated other comprehensive income (loss).................................            (137)           106
Accumulated deficit...........................................................        (110,971)      (106,741)
Loan to officer...............................................................            (116)          (116)
                                                                                  ------------   ------------
                                                                                       115,170         90,842
Less -- Treasury Stock, at cost: 38 shares....................................             (84)           (84)
                                                                                  ------------   ------------
Total Stockholders' Equity....................................................         115,086         90,758
                                                                                  ------------   ------------
Total Liabilities and Stockholders' Equity....................................    $    157,224   $    118,362
                                                                                  ============   ============

         The accompanying notes are an integral part of the consolidated financial statements.

                        NETEGRITY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                            2003          2002          2001
                                                        -----------   -----------    ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Software licenses.................................    $    44,030   $    36,072    $   55,314
  Services..........................................         31,536        30,158        29,199
  Other.............................................          2,878         3,034         3,633
                                                        -----------   -----------    ----------
     Total revenues.................................         78,444        69,264        88,146
                                                        -----------   -----------    ----------
Cost of revenues:
  Cost of software licenses.........................          1,926         2,071         1,931
  Non-cash cost of software licenses................          5,398         5,449           153
  Cost of services..................................         11,385        13,664        15,113
  Cost of other.....................................          1,841         1,827         2,221
                                                        -----------   -----------    ----------
     Total cost of revenues.........................         20,550        23,011        19,418
                                                        -----------   -----------    ----------
Gross profit........................................         57,894        46,253        68,728
Selling, general and administrative expenses........         43,947        52,755        51,989
Research and development costs......................         20,297        22,701        15,791
Gain on sale of portal technology...................         (4,959)           --            --
Impairment charge...................................             --        57,374            --
Acquired in-process research and development........          3,800            --         3,000
Restructuring and other non-recurring charges.......            459         2,080           529
                                                        -----------   -----------    ----------
Loss from operations................................         (5,650)      (88,657)       (2,581)
Other income, net...................................          1,791         2,418         4,831
                                                        -----------   -----------    ----------
Income (loss) before provision for income taxes.....         (3,859)      (86,239)        2,250
Provision for income taxes..........................            371            70           607
                                                        -----------   -----------    ----------
Net income (loss)...................................    $    (4,230)  $   (86,309)   $    1,643
                                                        ===========   ===========    ==========
Earnings (loss) per share:
  Basic and diluted.................................    $     (0.12)  $     (2.53)   $     0.05
Weighted average shares outstanding:
  Basic.............................................         34,559        34,078        31,076
  Diluted...........................................         34,559        34,078        32,936

         The accompanying notes are an integral part of the consolidated financial statements.

                        NETEGRITY, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    ACCUMULATED
                                                                       OTHER
                                                       ADDITIONAL  COMPREHENSIVE
                                            COMMON      PAID-IN      INCOME         ACCUMULATED
                                             STOCK      CAPITAL      (LOSS)           DEFICIT
                                           ---------   ----------  -------------    ------------
                                                               (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  2000 .................................         302     139,886              --         (22,075)
Comprehensive income, net of taxes:
  Net income ...........................          --          --              --           1,643
  Other comprehensive loss--
    translation adjustment .............          --          --             (44)             --

  Total comprehensive income ...........          --          --              --              --

Issuance of common stock for
  acquisition (2,500 shares) ...........          25      49,674              --              --
Issuance of common stock under stock
  plans (1,114 shares)..................          12       6,909              --              --
Issuance of warrants ...................          --          23              --              --
                                           ---------   ---------   -------------    ------------
BALANCE AT DECEMBER 31,
  2001 .................................   $     339   $ 196,492   $         (44)   $    (20,432)
Comprehensive loss, net of taxes:
  Net loss .............................          --          --              --         (86,309)
  Other comprehensive income ...........          --          --             150              --

  Total comprehensive loss .............          --          --              --              --

Issuance of common stock under stock
  plans (476 shares)  ..................           4         758              --              --
Repayment of loan to officer ...........          --          --              --              --
                                           ---------   ---------   -------------    ------------
BALANCE AT DECEMBER 31,
  2002 .................................   $     343   $ 197,250   $         106    $   (106,741)
Comprehensive loss, net of taxes:
  Net loss .............................          --          --              --          (4,230)
  Other comprehensive loss .............          --          --            (243)             --

  Total comprehensive loss .............          --          --              --              --
Issuance of common stock for employee
 stock purchase plans and stock options
 (675 shares) ..........................           6       2,203              --              --
Issuance of common stock for
acquisition  (2,557 shares) ............          26      26,566              --              --
Repayment of loan to officer ...........          --          --              --              --
                                           ---------   ---------   -------------    ------------
BALANCE AT DECEMBER 31,
  2003 .................................   $     375   $ 226,019   $        (137)   $   (110,971)
                                           =========   =========   =============    ============

                                             LOAN                       TOTAL
                                              TO        TREASURY    STOCKHOLDERS'
                                            OFFICER       STOCK        EQUITY
                                           ---------    ---------   -------------
                                                      (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  2000 .................................        (130)         (84)        117,899
Comprehensive income, net of taxes:
  Net income ...........................          --           --           1,643
  Other comprehensive loss--
    translation adjustment .............          --           --             (44)
                                                                     ------------
  Total comprehensive income ...........          --           --           1,599
                                                                     ------------
Issuance of common stock for
  acquisition (2,500 shares) ...........          --           --          49,699
Issuance of common stock under stock
  plans (1,114 shares)  ................          --           --           6,921
Issuance of warrants ...................          --           --              23
                                           ---------    ---------    ------------
BALANCE AT DECEMBER 31,
  2001 .................................   $    (130)   $     (84)   $    176,141
Comprehensive loss, net of taxes:
  Net loss .............................          --           --         (86,309)
  Other comprehensive income ...........          --           --             150
                                                                     ------------
  Total comprehensive loss .............          --           --         (86,159)
                                                                     ------------
Issuance of common stock under stock
  plans (476 shares)  ..................          --           --             762
Repayment of loan to officer ...........          14           --              14
                                           ---------    ---------    ------------
BALANCE AT DECEMBER 31,
  2002 .................................   $    (116)   $     (84)   $     90,758
Comprehensive loss, net of taxes:
  Net loss .............................          --           --          (4,230)
  Other comprehensive loss .............          --           --            (243)
                                                                     ------------
  Total comprehensive loss .............          --           --          (4,473)
Issuance of common stock for employee
 stock purchase plans and stock options
 (675 shares) ..........................          --           --           2,209
Issuance of common stock for
acquisition  (2,557 shares) ............          --           --          26,592
Repayment of loan to officer ...........          --           --              --
                                           ---------    ---------    ------------
BALANCE AT DECEMBER 31,
  2003 .................................   $    (116)   $     (84)   $    115,086
                                           =========    =========    ============

         The accompanying notes are an integral part of the consolidated financial statements.

                        NETEGRITY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEARS ENDED DECEMBER 31,
                                                                   -------------------------------------------
                                                                        2003           2002           2001
                                                                   ------------   ------------    ------------
                                                                                 (IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss)..............................................    $     (4,230)  $    (86,309)   $      1,643
Adjustments to reconcile net income (loss) to net cash
  provided by  (used for) operating activities:
  Depreciation and amortization charges........................           9,691         10,157           2,906
  Impairment charge............................................              --         57,374              --
  Provision (recoveries) for doubtful accounts
     receivable................................................             652           (132)          2,573
  Gain on sale of portal technology............................          (4,959)            --              --
  Acquired in-process research and development.................           3,800             --           3,000
  Loss on disposal of property and equipment...................             362             --              --
  Other........................................................             858            282             291
Changes in operating assets and liabilities, net of effects of acquisition:
  Accounts receivable -- trade.................................           1,463          1,208          (2,601)
  Prepaid expenses and other current assets....................             330            153          (1,058)
  Other assets.................................................             622            318            (140)
  Accounts payable -- trade....................................          (1,178)           200            (820)
  Accrued compensation and benefits............................             727           (859)         (3,290)
  Other accrued expenses.......................................            (334)        (3,539)          2,337
  Deferred revenue.............................................           2,539          1,652           3,490
                                                                   ------------   ------------    ------------
Net cash provided by (used for) operating activities...........          10,343        (19,495)          8,331
                                                                   ------------   ------------    ------------
INVESTING ACTIVITIES:
Proceeds from sales of marketable securities...................          42,267         60,868          30,680
Proceeds from maturities of marketable securities..............          25,170        120,619         160,610
Purchases of marketable securities.............................         (78,504)      (162,868)       (271,315)
Purchases of property and equipment............................          (2,392)        (3,052)         (4,598)
Cash proceeds from sale of portal technology...................           4,877             --              --
Cash used for acquisition, net of cash acquired................          (9,881)            --         (17,518)
Increase (decrease) in restricted cash.........................             303           (440)            311
                                                                   ------------   ------------    ------------
Net cash (used for) provided by investing activities...........         (18,160)        15,127        (101,830)
                                                                   -------------  ------------    ------------
FINANCING ACTIVITIES:
Net proceeds from issuance of common stock under stock plans...           2,209            762           6,921
Repayment of loan to officer and other principal payments
  under capital leases.........................................              --             14             172
                                                                   ------------   ------------    ------------
Net cash provided by financing activities......................           2,209            776           7,093
                                                                   ------------   ------------    ------------
Effect of exchange rate changes on cash and cash
  equivalents..................................................              24            (33)             (9)
Net change in cash and cash equivalents........................          (5,584)        (3,625)        (86,415)
Cash and cash equivalents at beginning of year.................          25,707         29,332         115,747
                                                                   ------------   ------------    ------------
Cash and cash equivalents at end of year.......................    $     20,123   $     25,707    $     29,332
                                                                   ============   ============    ============
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  ACTIVITIES:
Acquisitions:
Fair value of assets acquired..................................    $     42,003   $         --    $     67,196
In-process research and development............................           3,800             --           3,000
Less:
  Cash paid, net of cash acquired..............................           9,881             --          16,087
  Fair value of stock issued...................................          26,592             --          49,699
  Accrued acquisition costs....................................             920             --           2,970
                                                                   ------------   ------------    ------------
Liabilities assumed (including remaining cash to be paid)......    $      8,410   $         --    $      1,440
                                                                   ============   ============    ============

         The accompanying notes are an integral part of the consolidated financial statements.

                                 NETEGRITY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1: NATURE OF THE BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

    Netegrity's objective is to be a leading provider of enterprise security software solutions specifically for managing user identities and access. Our identity and access management, or IAM, product line gives companies a secure way to make corporate information assets and resources available online. We believe open, protected access is essential as companies seek to utilize the Web to grow their businesses.

    With Netegrity identity and access management products, companies are able to securely use the Web (Internet, Intranet or Extranet) to meet the information access needs of partners, suppliers, customers and employees. Netegrity solutions enable businesses to ensure that the right people have the right access to the right information across a variety of applications, business systems and computing architectures. This enables more business to be securely conducted online, providing opportunities to improve customer service and productivity, increase sales of products and services and create business partnership value chains.

    We derive our revenues primarily from our core products, SiteMinder, IdentityMinder Web Edition, IdentityMinder eProvision and TransactionMinder, which offer a single source solution for integrated, centralized identity management, user access and administration and account provisioning/de-provisioning. Our solution supports a broad range of technology environments, and aims to ensure that companies optimize their existing information technology investments while incorporating new technologies. We also offer various levels of consulting and support services that enable our customers to successfully implement our products in their organizations.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements of the Company also include the accounts and operations of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

    Our revenues are primarily generated from the sale of perpetual licenses for our proprietary SiteMinder, IdentityMinder Web Edition, IdentityMinder eProvision and TransactionMinder products and related services. We generate our services revenues from consulting and training services performed for customers and from the maintenance and support of our products. As described below, significant management judgments and estimates must be made and used in connection with the revenues recognized in any accounting period. Management analyzes various factors, including specific terms and conditions of a transaction, historical experience, credit worthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenues and cost recognized.

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

    For all sales, we use a license agreement signed by both parties and/or a purchase order with binding terms and conditions as evidence of an arrangement. For arrangements with multiple obligations (for example, software license, undelivered maintenance and support, training and consulting), we allocate revenues to each component of the arrangement using the residual value method based on the fair value of the undelivered elements. We defer revenue from the arrangement equivalent to the fair value of the undelivered elements. Fair value for each component is either the price we charge when the same component is sold separately or the price established by the members of our management who have the relevant authority to set prices for an element not yet sold separately.

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

CASH AND CASH EQUIVALENTS AND STATEMENT OF CASH FLOWS SUPPLEMENTAL INFORMATION

    Cash and cash equivalents include cash, money market investments and other highly liquid investments with original maturities of three months or less.

    Net cash used for operating activities reflect cash payments for income taxes of approximately $233,000, $57,000 and $125,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

RESTRICTED CASH

    Restricted cash represents time deposits held at financial institutions in connection with the Company's lease of office space and in connection with a line of credit previously held by Business Layers. Prior to the acquisition, Business Layers paid off a line of credit with a financial institution and as of December 31, 2003, restricted cash of approximately $538,000 held as collateral for this line of credit was not released until February 2004. The restricted cash held in connection with the lease of the Company's office space had an expiration date of February 2004, however it has an automatic renewal clause.

MARKETABLE SECURITIES

    Investments, which primarily consist of debt securities, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board (FASB). Pursuant to the provisions of SFAS No. 115, the Company has classified its investment portfolio as "trading", "available-for-sale" or "held to maturity". "Trading" securities are bought and held principally for the purpose of selling them in the near term and are recorded at fair value. Fair value is based upon quoted market prices. Unrealized gains and losses on trading securities are included in the determination of net income (loss). "Available-for-sale" securities include debt securities that are being held for an unspecified period of time and may be used for liquidity or other corporate purposes and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity, net of related taxes. "Held to maturity" securities are debt securities that the Company intends to hold to maturity and are recorded at amortized cost. See Note 4 for further information on the Company's marketable securities.

OFF-BALANCE-SHEET AND CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, marketable securities and accounts receivable -- trade. The Company has no significant off-balance-sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Cash and cash equivalents are held with high quality financial institutions. Marketable securities are primarily held in high quality corporate debt instruments and government obligations. Concentration of credit risk with respect to accounts receivable -- trade is limited due to a large customer base. The Company periodically performs credit evaluations of its customers and maintains reserves for potential losses. One customer accounted for approximately 13% of accounts receivable as of December 31, 2003. No other customer accounted for more than 10% of accounts receivable as of December 31, 2003. One customer accounted for approximately 24% of accounts receivable as of December 31, 2002. No other customer accounted for more than 10% of accounts receivable as of December 31, 2002. No one customer accounted for more than 10% of revenue for each of the three years ended December 31, 2003.

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

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

    The Company follows the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

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

    Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to non-cash cost of software. Based on the Company's product development process, technological feasibility is established upon completion of all planning, designing, coding and testing activities. Such costs are amortized over the estimated life of the product. During 2003, 2002 and 2001, costs incurred by the Company between completion of all planning, designing, coding and testing activities and the point at which the product is ready for general release were insignificant and, therefore, no such costs have been capitalized during this time period.

GOODWILL

    The Company reviews the valuation of goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill is required to be tested for impairment annually in lieu of being amortized. This testing is done in the fourth quarter of each year. Furthermore, goodwill is required to be tested for impairment on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Impairment losses shall be recognized in operations. The Company's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Management predominantly uses third party valuation reports to assist in its determination of the fair value. If these assumptions differ materially from future results, the Company may record impairment charges in the future.

OTHER ACCRUED EXPENSES

    Other accrued expenses consisted of the following (in thousands):

                                                 DECEMBER 31,
                                            ---------------------
                                               2003        2002
                                            ---------   ---------
Acquisition related payments...........     $   5,234   $      --
Accrued severance related costs........           888          --
Accrued loss contracts.................         1,162          --
Accrued acquisition costs..............           880          --
Acquisition related lease obligations..           704       1,053
Accrued sales taxes....................           788       1,486
Accrued legal and accounting...........           819         448
Accrued professional fees..............           552          --
Accrued income taxes...................           265         353
Other..................................         4,981       3,190
                                            ---------   ---------
                                            $  16,273   $   6,530
                                            =========   =========

COMPREHENSIVE INCOME

    Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities held as "available-for-sale". The components of comprehensive income (loss) were as follows (in thousands):

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                              2003            2002           2001
                                                           ----------      ----------     ---------
Net income (loss).....................................     $   (4,230)     $  (86,309)    $   1,643
Net unrealized holding gain (loss) arising during
  the period..........................................           (197)            180            --
Reclassification adjustment for net realized gains
  included in net loss................................            (68)             (3)           --
                                                           ----------      ----------     ---------
                                                                 (265)            177            --
Net unrealized foreign currency translation
  adjustment arising during the period................             22             (27)          (44)
                                                           ----------      ----------     ---------
Comprehensive income (loss)...........................     $   (4,473)     $  (86,159)    $   1,599
                                                           ==========      ==========     =========

    The components of accumulated other comprehensive income (loss) as of December 31, 2003 and 2002 were as follows (in thousands):

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                 2003             2002
                                                                ------          ------
Net unrealized holding gain (loss).......................       $  (88)         $  178
Net unrealized foreign currency translation adjustment...          (49)            (72)
                                                                ------          ------
 Accumulated other comprehensive income (loss)...........       $ (137)         $  106
                                                                ======          ======

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

EARNINGS (LOSS) PER SHARE

    Basic earnings (loss) per share (EPS) is calculated by dividing net income
(loss) by the weighted average number of shares outstanding during the period. Diluted EPS is calculated by dividing net income by the weighted average number of shares outstanding plus the dilutive effect, if any, of outstanding stock options and warrants using the "treasury stock" method. During periods of net loss, diluted net loss per share does not differ from basic net loss per share since potential common shares from stock options and warrants are anti-dilutive and therefore are excluded from the calculation. The following table presents the calculation for both basic and diluted EPS (in thousands, except per share data):

                                                                 YEAR ENDED
                                                    --------------------------------------
                                                        2003         2002          2001
                                                    -----------   ----------    ----------
Net income (loss)...............................    $    (4,230)  $  (86,309)   $    1,643
Basic weighted average shares outstanding.......         34,559       34,078        31,076
Dilutive effect of stock options and warrants...             --           --         1,860
Diluted shares outstanding......................         34,559       34,078        32,936
Basic and diluted EPS...........................    $     (0.12)  $    (2.53)   $     0.05

    Options to purchase a total of 409,000, 772,000 and 1.3 million shares for the years ended December 31, 2003, 2002 and 2001, respectively, were excluded from the computation of diluted EPS because the impact was anti-dilutive.

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

                                                                   YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                               2003         2002          2001
                                                           -----------   ----------    ----------
Net income (loss), as reported......................       $    (4,230)  $  (86,309)   $    1,643
Add: Stock-based employee compensation expense
  included in reported net income, net of related
  tax effects.......................................            (9,377)     (86,431)      (95,688)
                                                           -----------   ----------    ----------
Pro-forma net (loss)................................       $   (13,607)  $ (172,740)   $  (94,045)
                                                           ===========   ==========    ==========
Earnings (loss) per share:
  Basic and diluted -- as reported..................       $     (0.12)  $    (2.53)   $     0.05
  Basic and diluted -- pro-forma....................       $     (0.39)  $    (5.07)   $    (3.03)


    The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                          YEAR ENDED DECEMBER 31,
                                                                          ----------------------
                                                        2003                   2002                       2001
                                      -----------------------------    -----------------     -----------------------------
                                       STOCK                            STOCK                 STOCK
                                      OPTIONS     ESPP1      ESPP2     OPTIONS     ESPP       OPTIONS     ESPP1     ESPP 2
                                      -------    -------    -------    -------    -------    -------    -------    -------
Risk-free interest rate ...........      2.89%      1.11%      1.04%      2.95%      1.65%      5.39%      2.71%      4.44%
Expected dividend yield ...........       0.0%       0.0%       0.0%       0.0%       0.0%       0.0%       0.0%       0.0%
Expected volatility ...............       121%        99%        64%       140%       106%       126%       131%       143%
Expected life (years) .............       5.0        0.5        0.5        5.0        0.4        4.0        0.6        0.6


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

FOREIGN CURRENCY

    The functional currencies of the Company's wholly-owned subsidiaries are the local currencies. The financial statements of the subsidiaries are translated to U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates during the corresponding period for revenues, cost of revenues and expenses. Translation gains and losses (amounting to a loss of approximately $(49,000) as of December 31, 2003) are deferred and accumulated as a separate component of stockholders' equity (accumulated other comprehensive income (loss)). Net gains and losses resulting from foreign exchange transactions, amounting to a gain of approximately $341,000, $16,000 and $325,000 for the years ended December 31, 2003, 2002 and 2001, respectively, are included in other income, net in the accompanying consolidated statements of operations.

EXPORT SALES

    The Company generates revenues from international business. Export sales amounted to approximately $17.9 million, or 23%, $14.8 million, or 21%, and $17.9 million, or 20%, of total revenue for the years ended December 31, 2003, 2002 and 2001, respectively.

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

RESTATEMENT ADJUSTMENTS

    The Company has recorded certain restatement adjustments to its previously issued 2001 consolidated financial statements. The Company adopted EITF 01-14 effective January 1, 2002 and as a result, reclassified approximately $1.6 million into revenues from reduction of cost of revenues for the year ended December 31, 2001, to comply with this guidance. Additionally, the Company has restated the previously reported 2001 pro-forma impact of the fair value recognition provisions of SFAS No. 123 to properly reflect pro-forma expense associated with its employee stock purchase plans. The adjustment reflects additional pro-forma expense of approximately $364,000 and a pro-forma basic and diluted loss per share of ($3.03) in 2001.

NEW ACCOUNTING PRONOUNCEMENTS

    In November 2003, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on certain disclosure provisions under Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The disclosure provisions indicate that certain quantitative and qualitative disclosures are required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS Nos. 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The EITF has not reached a consensus on the proposed models for evaluating impairment of equity securities and debt securities. The consensus on the required quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003. The adoption of the disclosure provisions of this Issue during the fourth quarter of 2003 did not have a material impact on the Company's financial position or results of operations.

NOTE 2: RESTRUCTURING AND OTHER NON-RECURRING CHARGES

    The Company recorded restructuring and other non-recurring expenses of $459,000, $2.1 million and $529,000 for the years ended December 31, 2003, 2002 and 2001, respectively. These expenses are associated with the Company's restructuring plans and other non-recurring expenses.

    During 2003, pursuant to the terms of an asset purchase agreement dated October 10, 2003, the Company sold certain assets and liabilities related to its portal technology. In conjunction with this sale, the Company closed its facility located in Bellevue, Washington and consolidated its research and development operations in Waltham. As a result of these transactions, the Company recorded restructuring charges of $459,000, which related primarily to severance payments, costs associated with the closing of the office in Bellevue and the write-off of certain property and equipment, during the year ended December 31, 2003. All costs associated with this restructuring were paid as of December 31, 2003.

    During 2002, the Company, as a result of changing market dynamics and economic factors, reduced its workforce by 32% through restructurings. The reductions in workforce were primarily in the development group as well as in the sales and services departments, both domestically and internationally. The majority of the reductions in the development group were concurrent with the Company's decision to stop developing, marketing or selling its portal product on a stand-alone basis. As a result of the 2002 restructurings, the Company recorded restructuring charges, which related primarily to severance payments and the closing of several sales offices, of approximately $2.1 million during the year ended December 31, 2002. Approximately $1.3 million was paid as of December 31, 2002, and the remainder was paid during 2003.

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

    The following table summarizes the restructuring activity from December 31, 2001 to December 31, 2003 (in thousands):

                                                             EMPLOYEE
                                                              RELATED        CONTRACTUAL         ASSET
                                                             EXPENSES        OBLIGATIONS      IMPAIRMENTS        TOTAL
                                                             --------        -----------      -----------        -----
Restructuring reserve as of December 31, 2001.........     $          28    $          --   $          --    $          28
Q2 2002 Restructuring.................................               612               77              --              689
Q4 2002 Restructuring.................................             1,391               --              --            1,391
Cash charges..........................................            (1,251)             (77)             --           (1,328)
Restructuring reserve as of December 31, 2002.........               780               --              --              780
Q4 2003 Restructuring.................................                43              144             272              459
Non cash charges......................................                --               --            (272)            (272)
Cash charges..........................................              (823)            (144)             --             (967)
                                                           -------------    -------------   -------------    -------------
Restructuring reserve as of December 31, 2003.........     $          --    $          --   $          --    $          --
                                                           =============    =============   =============    =============

NOTE 3: ACQUISITIONS

BUSINESS LAYERS

    On December 30, 2003, the Company acquired all of the outstanding stock of Business Layers, Inc., a Delaware corporation (Business Layers). Business Layers is a provider of resource provisioning solutions. In conjunction with the acquisition, Business Layers became a wholly-owned subsidiary of the Company. The aggregate consideration of $42.5 million included approximately $15.0 million in cash, $920,000 in acquisition costs and 2,556,940 shares of the Company's common stock valued at approximately $26.6 million. A portion of the purchase price consideration, comprised of approximately 358,000 shares of Netegrity common stock and approximately $400,000 of cash, has been placed in escrow for up to one year from the acquisition date to secure the indemnification obligations of certain former employees and the shareholders of Business Layers under the merger agreement. The acquisition was accounted for using the purchase method of accounting. The results of operations of Business Layers from the acquisition date are included in the Company's consolidated results of operations.

    In connection with the acquisition, the Company initiated an overall integration plan that included the elimination of redundant headcount and facilities. The Company accrued approximately $1.4 million of costs related to the integration plan consisting of approximately $545,000 of facilities costs and $888,000 for planned workforce reductions consisting primarily of duplicative selling, general and administrative employees. None of these costs were paid as of December 31, 2003. The Company expects the majority of these costs to be paid prior to March 31, 2004, although the facilities costs will not be paid in full until April 2006.

    The Company engaged a third party appraiser to conduct a valuation of the intangible assets and to assist in the determination of useful lives for such assets. Based on the appraisal, approximately $7.5 million of the purchase price has been allocated to developed technology and $3.8 million has been allocated to in-process research and development, which was expensed upon closing of the transaction. Due to the non-recurring nature of the in-process research and development charge, the amount has not been included in the unaudited pro forma statements of operations below. The amount allocated to developed technology is expected to be amortized over its estimated useful life ranging from two to five years.

    The valuation of in-process research and development was determined using the income method. Revenue and expense projections for the in-process research and development project were prepared by management. The value was determined using the present value of the cash flows from the projections using a 30% discount rate. The technologies under development were approximately 60% complete based on project duration and costs. In the event that the project is not completed and technological feasibility is not achieved, there is no alternative future use for the in-process technology.

    The total goodwill of approximately $34.5 million related to the acquisition will not be amortized in accordance with SFAS No. 142. In lieu of being amortized, goodwill is required to be tested for impairment annually or on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.

DATACHANNEL

    On December 14, 2001, the Company acquired all of the outstanding stock of DataChannel, Inc., a Washington corporation (DataChannel) and a provider of enterprise portal solutions, and DataChannel became a wholly-owned subsidiary of the Company. The aggregate consideration included approximately $17.5 million in cash (including assumed debt of approximately $1.4 million), $3.0 million in acquisition costs and 2,499,968 shares of the Company's common stock valued at approximately $49.7 million. The acquisition was accounted for using the purchase method of accounting. The results of operations of DataChannel from the acquisition date are included in the Company's consolidated results of operations.

    The Company initially amortized the acquired existing technology of approximately $11.0 million over an estimated remaining useful life of three years. This technology was embedded in the initial version of one of the Company's products that was released in the fourth quarter of 2002. During the fourth quarter of 2002, the Company made the decision to remove the acquired technology from its products. As a result of this decision, it was determined that there had been a change in the estimated useful life of the acquired technology and therefore it was appropriate to amortize the associated expense over a nine month period starting at the beginning of the fourth quarter of 2002 (the period during which the change in estimated life was identified) through June 30, 2003. Amortization expense related to the purchased technology was $5.4 million for each of the years ended December 31, 2003 and 2002 and $153,000 for the year ended December 31, 2001, and was classified as non-cash cost of software licenses in the accompanying consolidated statements of operations.

    In accordance with SFAS No. 142, the total goodwill of approximately $57.4 million related to the acquisition was not amortized. During the first quarter of 2002, the Company performed a transitional impairment test on goodwill and concluded that there was no impairment as of January 1, 2002. During the third quarter of 2002, the Company determined that a significant decline in its stock price as a result of underperformance relative to recent and expected operating results and the overall adverse change in the business climate had resulted in a triggering event that warranted an impairment review in accordance with SFAS No.
142. As a result, the Company tested for impairment based on a two-step approach. The first step was to test for indicators of impairment of goodwill by comparing the fair value of the Company with its carrying value. Since the Company operates as an enterprise-wide reporting unit, it was determined that the market value of the Company represents an approximation of its fair value as of September 30, 2002. Furthermore, it was determined that the fair value of the Company as of September 30, 2002 was less than its carrying value and therefore, an indication of impairment existed. The second step was to measure the amount of the impairment of goodwill. As a result of the second step, the Company determined that the implied fair value of the goodwill determined using the market capitalization of the Company on September 30, 2002 was lower than its carrying value and therefore, goodwill had been impaired. The Company recorded a charge of $57.4 million in the third quarter of 2002, classified as impairment charge in the accompanying consolidated statements of operations, to write down goodwill to its implied fair value of zero.

    The purchase prices for the acquisitions were allocated as follows (in thousands):


                                                                                  NET          IN-PROCESS
                                    SHARES     CONSIDERATION    TRANSACTION   LIABILITIES     RESEARCH AND              CAPITALIZED
                                    ISSUED         PAID            COSTS        ASSUMED       DEVELOPMENT    GOODWILL     SOFTWARE
                                    ------         ----            -----        -------       -----------    --------     --------
2003:
Business Layers, Inc............     2,557     $     41,592     $      920    $    (3,291)    $     3,800    $  34,503  $   7,500

2001:
DataChannel, Inc................     2,500           67,200          3,000         (1,173)          3,000       57,373     11,000

PRO-FORMA INFORMATION

    The following unaudited pro-forma financial information for 2003 presents the combined results of operations of the Company and Business Layers as if the acquisition of Business Layers occurred on January 1, 2003, after giving effect to certain adjustments, (including the elimination of revenue and cost of revenue associated transactions between the Company and Business Layers under an OEM agreement, amortization expense and interest income). The results of operations of the Company for 2002 include the results of Business Layers as if the acquisition had occurred on January 1, 2002 and the results of DataChannel for the full year since that acquisition was consummated in 2001. Due to the non-recurring nature of the in-process research and development charge from the Business Layers acquisition, the amount has not been included in the unaudited pro-forma financial information. However the 2003 results from operations do include the $5.0 million gain on the sale of the portal technology. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the acquisition been completed as of the dates indicated or of the results that may be obtained in the future (in thousands except per share data).

                                                             YEAR ENDED DECEMBER 31,
                                                            ------------------------
                                                               2003          2002
                                                            ----------    ----------
Revenues..............................................      $   85,008    $   77,532
Net loss..............................................      $  (13,768)   $ (102,902)
Net loss per basic and fully diluted common share.....      $    (0.37)   $    (2.81)

NOTE 4: MARKETABLE SECURITIES

    As of December 31, 2003 and 2002, based on management's intentions, all marketable securities have been classified as "available-for-sale" and consist of the following (in thousands):

                                                            DECEMBER 31, 2003
                                                            -----------------
                                                           GROSS       GROSS
                                             AMORTIZED   UNREALIZED  UNREALIZED
                                                COST       GAINS       LOSSES     FAIR VALUE
                                             ----------  ----------  ----------   ----------
Municipal securities.....................    $   23,300  $        2  $       (1)  $   23,301
Corporate bonds and notes................        37,040          44         (40)      37,044
Asset backed corporate debt securities...        10,597          26         (10)      10,613
                                             ----------  ----------  ----------   ----------
                                             $   70,937  $       72  $      (51)  $   70,958
                                             ==========  ==========  ==========   ==========

                                                            DECEMBER 31, 2002
                                                            -----------------
                                                           GROSS       GROSS
                                             AMORTIZED   UNREALIZED  UNREALIZED
                                                COST       GAINS       LOSSES     FAIR VALUE
                                             ----------  ----------  ----------   ----------
Municipal securities.....................    $   25,180  $       11  $       --   $   25,191
Corporate bonds and notes................        25,165         197         (20)      25,342
Asset backed corporate debt securities...        10,386          98          (1)      10,483
                                             ----------  ----------  ----------   ----------
                                             $   60,731  $      306  $      (21)  $   61,016
                                             ==========  ==========  ==========   ==========

    The total carrying value of all marketable securities as of December 31, 2003 includes approximately $19.4 million that mature in 2004 through 2006 and were therefore classified as long term.

    The total carrying value of all marketable securities as of December 31, 2002 includes approximately $12.7 million that mature in 2003 through 2005 and were therefore classified as long-term.

    Gross realized gains from the sales and maturities of marketable securities amounted to $68,000, $16,000 and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Gross realized losses from the sales and maturities of marketable securities amounted to $0, $13,000 and $825,000 for the years ended December 31, 2003, 2002, and 2001, respectively. These realized gains and losses are included in other income, net in the accompanying consolidated statements of operations. The net unrealized holding gain (loss) of approximately ($88,000) and $178,000 has been included in "Accumulated other comprehensive income (loss)" on the consolidated balance sheets at December 31, 2003 and 2002, respectively.

NOTE 5: PROPERTY AND EQUIPMENT, NET

    Property and equipment are stated at acquisition cost and consisted of the following (in thousands):

                                                          DECEMBER 31,
                                                    -----------------------
                                                       2003         2002
                                                    ----------   ----------
Computer equipment and purchased software........   $   13,737   $   12,875
Leasehold improvements...........................        1,395        1,504
Furniture and office equipment...................        1,463        1,677
                                                    ----------   ----------
                                                        16,595       16,056
Less accumulated depreciation....................      (11,747)      (9,219)
                                                    ----------   ----------
                                                    $    4,848   $    6,837
                                                    ==========   ==========

    Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $4.3 million, $4.7 million and $2.8 million, respectively.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

    The Company has commitments that expire at various times through 2010. Non-cancelable operating leases shown below are primarily for facility costs for the Company's corporate headquarters and world-wide sales offices (in thousands).

YEARS ENDED DECEMBER 31,
------------------------
2004.......................     $    2,421
2005.......................          1,925
2006.......................          1,791
2007.......................          1,750
2008.......................          1,107
Thereafter.................            263
                                ----------
                                $    9,257
                                ==========

    Included in the operating lease commitments above is approximately $670,000 related to excess facilities which have been accrued in purchase accounting related to our acquisitions.

    We incurred total operating lease expense, primarily related to certain facilities and equipment under non-cancelable operating leases, of $3.9 million, $4.9 million and $3.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

    In April 2002, we entered into an agreement with a system integrator to assist us in the development and launch of one of our products. Under the terms of the agreement, for consideration of the system integrator's time in assisting with the development of the product, we agreed to promote the system integrator as an integrator of the developed product. Our obligation under the agreement will be considered satisfied once the system integrator receives consulting revenues totaling approximately $3.9 million from our customers, or by April 2004, whichever occurs first. In the event that we recommend a competitor of the system integrator to perform the integration work for a customer, we could potentially owe a royalty to the system integrator based on the net license fee. As of December 31, 2003, no royalties were due under this agreement to the system integrator.

    In August 2002, we entered into a five year non-cancelable operating lease for an office building for our corporate headquarters. We moved into the new facility in March 2003. In connection with the lease agreement, we delivered an irrevocable, unconditional, negotiable letter of credit in the amount of $767,000 as a security deposit. Additionally, we spent $1.0 million in leasehold improvements to build out the new facility.

    In December 2003, we acquired Business Layers, Inc. for 2,556,940 shares of our common stock, cash payments of $15.0 million and estimated transaction costs of $1.0 million. As of December 31, 2003, approximately $10.8 million of the cash payment had been made. The remaining $4.2 million of the cash payment and $1.0 million of transaction costs are expected to be paid by March 31, 2004.

     We enter into standard indemnification agreements with our business partners or customers in our ordinary course of business. Pursuant to these agreements, we agree to repair or replace the product, pay royalties for a right to use, or reimburse the indemnified party for actual damages awarded by a court against the indemnified party for a intellectual property infringement claim by a third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

     We enter into standard indemnification agreements with our customers, whereby we indemnify them for certain damages, such as personal property damage, which may be caused in connection with consulting services performed at a customer location by our employees or our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

     We generally warrant for ninety days from delivery to a customer that our software products will perform free from material errors which prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards. We have never incurred significant expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

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

NOTE 7: RELATED PARTY TRANSACTIONS

LOAN TO OFFICER

     The consolidated balance sheets as of December 31, 2003 and 2002 include $116,000 in loans to an officer of the Company, issued in connection with the exercise of stock options in 1996. The loan is reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheets. The loan is payable upon demand and bears interest at 7% per year. The loan was originally represented by a secured note. However, in May 2002, the note was amended such that it became a full recourse unsecured note. In January 2004, $25,000 was paid on this loan. In accordance with the terms of the note, $9,000 was applied to interest owed and $16,000 was applied to reduce the balance of the note.

MARKETING SERVICES

     During the years ended December 31, 2003, 2002 and 2001, we paid approximately $109,000, $125,000 and $68,000, respectively, to a company for marketing services. The principal shareholder of such company is the son-in-law of one of the members of our Board of Directors. We have similar arrangements with other marketing services firms and believe the arrangement was entered into on substantially the same terms and conditions as its arrangements with such other firms.

NOTE 8: INCOME TAXES

     The components of income tax expense are as follows (in thousands):

                                             YEAR ENDED
                                            DECEMBER 31,
                                            ------------
                                       2003      2002       2001
                                       ----      ----       ----
Current:
  Federal........................    $     81  $   (135)  $    223
  State..........................          75        21        168
  Foreign........................         215       184        216
                                     --------  --------   --------
                                     $    371  $     70   $    607
                                     --------  --------   --------
Deferred:
  Federal........................    $     --  $     --   $     --
  State..........................          --        --         --
  Foreign........................          --        --         --
                                     --------  --------   --------
                                           --        --         --
                                     --------  --------   --------
     Total income tax expense....    $    371  $     70   $    607
                                     ========  ========   ========

    The provision for income taxes differs from the federal statutory rate of 34% as follows (in thousands):

                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                                        ------------
                                                                2003         2002         2001
                                                                ----         ----         ----
Expected federal tax provision (benefit)................    $    (1,313)  $  (29,321)  $     765
State provision.........................................             (2)          14         288
Non-deductible in-process research and development......          1,292           --       1,020
Other...................................................            (60)        (113)        282
Goodwill impairment.....................................             --       19,507          --
Losses not benefited....................................            454        9,983      (1,748)
                                                            -----------   ----------   ---------
                                                            $       371   $       70   $     607
                                                            ===========   ==========   =========

     Significant components of the deferred tax assets and liabilities are as follows (in thousands):

                                                    DECEMBER 31,
                                                    ------------
                                                 2003         2002
                                                 ----         ----
Net operating loss carryforward..........    $    72,182  $    70,837
Loss on investment.......................             --          908
Accruals and reserves....................          1,338        2,274
Research and development tax credits.....          6,468        3,806
Intangible assets........................         (2,700)      (2,159)
Other....................................          1,616          236
Valuation allowance......................        (78,904)     (75,902)
                                             -----------  -----------
                                             $        --  $        --
                                             ===========  ===========

    Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2003 will be allocated as follows (in thousands):

                                                              DECEMBER 31,
                                                                  2003
                                                              ------------
Income tax benefit recognized in the consolidated
  statement of operations.................................     $    34,608
Goodwill and other intangibles............................     $    49,740
Additional paid-in capital................................     $    98,736
                                                               -----------
Total.....................................................     $   183,084
                                                               ===========

     In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred taxes assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating losses are allowed to be carried forward or temporary differences become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance. The net change in the valuation allowance during 2003 and 2002 was an increase of approximately $3.0 million and $10.1 million, respectively. The Company re-evaluates the positive and negative evidence on a quarterly basis.

    At December 31, 2003, the Company has available for federal and state income tax purposes a net operating loss carryforward of approximately $161.6 million expiring at various dates through fiscal 2023. The Company also has approximately $21.5 million of a foreign loss carryforward acquired through the purchase of Business Layers. The net operating loss carryforward includes approximately $98.7 million of tax deductions relating to stock options that will be credited to additional paid-in capital when realized.

     Additionally, approximately $49.7 million of the net operating loss carryforward at December 31, 2003 is attributable to the Business Layers acquisition which when realized, will first reduce any remaining goodwill and then any remaining non-current intangible assets.

     Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carryforward is limited following a greater than 50% change in ownership over a three-year period. As of December 31, 2003, the Company believes that a portion of its net operating loss carryforward will be subject to limitation.

     Additionally, management believes that the application of IRC section 382 will prevent the Company from using approximately $39.9 million of previously unbenefitted net operating loss carryforwards acquired in connection with the Datachannel purchase and therefore has been excluded from the table above. As these losses have been fully reserved in prior years, the reversal of the gross asset and associated valuation allowance has no impact on earnings.

NOTE 9: CAPITAL STOCK AND CAPITAL STOCK WARRANTS

AUTHORIZED CAPITAL STOCK

     As of December 31, 2003, the authorized capital stock of the Company consisted of 135.0 million shares of common stock (approximately 37.6 million shares issued), and 5.0 million shares of preferred stock, $0.01 par value (see Preferred Stock Issuances, below).

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

WARRANTS

     Outstanding warrants as of December 31, 2003 consisted of the following:

     DATE GRANTED          NUMBER OF WARRANTS   EXERCISE PRICE     EXPIRATION DATE
     ------------          ------------------   --------------     ---------------
December 15, 2000.....            4,004            $  62.50        December 15, 2004
June 29, 2001.........            6,965            $  24.77            June 29, 2005
                                 ------
                                 10,969
                                 ======

     The outstanding warrants were granted to a customer and, accordingly, revenue was reduced on the grant date based on the value of the warrant using the Black-Scholes option-pricing model.

NOTE 10: STOCK PLANS

STOCK OPTION PLANS

     The Company has several stock option plans, as described hereunder, that provide for the issuance of an aggregate of 12,570,000 shares of the Company's common stock. All options issued under the plans are granted at fair market value at the date of grant, become exercisable at varying rates, generally over three or four years, as determined by the Board of Directors, and generally expire seven to ten years from the date of grant.

     Stock Option Plans for Outside Directors: The Company maintains stock option plans intended only for members of the

Company's Board of Directors who are neither employees nor officers of the Company (the Directors' Plans). The Directors' Plans provide for the grant of options to purchase up to 187,500 shares of Company common stock. The timing, amounts, recipients and other terms of the option grants are determined by the provisions of or formulas in the Directors' Plans. As of December 31, 2003, options for 70,562 shares were available for future grant.

     Stock Option Plans for Employees and Others: The Company maintains stock option plans intended for employees, consultants and officers and, in the case of one of the plans, directors, providing for the granting of options to purchase up to 12,382,500 shares of Company common stock as an inducement to obtain and retain the services of qualified persons. Incentive stock options may be granted to officers and employees, and non-qualified stock options may be granted to directors, officers, employees or consultants. As of December 31, 2003, aggregate options for 1,952,002 shares were available for future grant to employees, officers and consultants to the Company.

TENDER OFFERS

     On August 9, 2001 and as subsequently amended, the Company filed a tender offer statement with the Securities and Exchange Commission in connection with certain stock options issued after December 1, 1999 (the Option Offer). Under the Option Offer, the Company offered to exchange certain employee options to purchase shares of the Company's common stock for new options to purchase shares of its common stock. The Option Offer, which excluded executive officers, directors and non-employees of the Company and which expired on September 7, 2001, provided for the grant of new options on March 11, 2002 to eligible employees who were actively employed on the grant date. The number of shares underlying the new options was equal to the number of shares underlying the cancelled eligible options. The exercise price of the new options was equal to the fair market value of one share of common stock on the date of grant of the new options as determined in accordance with the applicable option plans. Each new option vests in accordance with a vesting schedule that is equivalent to what would have been in place had the cancelled option remained in effect.

     On March 11, 2002, the Company granted options to purchase an aggregate of 2,103,406 shares of its common stock at fair market value in connection with the Option Offer. In accordance with FASB Interpretation No. 44, since the replacement options were granted more than six months after cancellation of the old options and were granted at an exercise price equal to the then fair market value of the Company's common stock, the new options were considered a fixed award and therefore did not result in any compensation expense.

     On August 23, 2002 and as subsequently amended, the Company filed a tender offer statement with the Securities and Exchange Commission in connection with certain stock options outstanding under non-director stock plans (the Offer to Exchange). Under the Offer to Exchange, the Company offered to exchange certain employee options to purchase shares of the Company's common stock for new options to purchase shares of its common stock. The Offer to Exchange, which excluded directors and non-employees of the Company and which expired on September 23, 2002, provided for the grant of new options on two different dates. The Company granted approximately 50% of the new options on March 25, 2003 and approximately 50% on April 25, 2003 to employees that were continuously and actively employed from the date the employee tendered eligible options for exchange to the date of the grant of the new options. The number of shares underlying the new options were equal to the number of shares underlying the cancelled eligible options, except that certain options granted to certain executive officers were exchanged at a rate of one share underlying a new option for each two shares underlying the tendered options. The exercise price of the new options was equal to the fair market value of one share of common stock on the date of grant of the new options as determined in accordance with the applicable option plans. Each new option will vest in accordance with a schedule tied to the length of time of an individual's employment with the Company.

SUMMARY OF OPTION ACTIVITY

     Stock option activity for the years ended December 31, 2003, 2002 and 2001 is as follows (in thousands, except price data):

                                          FOR THE YEARS ENDED DECEMBER 31,
                                          --------------------------------
                                   2003               2002               2001
                                   ----               ----               ----
                                       WEIGHTED           WEIGHTED           WEIGHTED
                                        AVERAGE            AVERAGE            AVERAGE
                                       EXERCISE           EXERCISE           EXERCISE
                              SHARES    PRICE    SHARES    PRICE    SHARES    PRICE
                              ------    -----    ------    -----    ------    -----
Options outstanding at
  beginning of year.......    2,131     $7.63     4,114   $ 20.11    6,500   $ 24.58

Option activity during the
  year:
  Granted.................    6,104      5.64     5,025     13.06    1,898     34.38
  Exercised...............     (468)     3.19      (364)     1.62   (1,073)     5.57
  Forfeited...............     (922)    11.48      (899)    19.80   (1,031)    31.48
  Option Offer............       --              (5,745)    20.02   (2,180)    45.62
                                                  -----              -----
Options outstanding at end
of year...................    6,845     $5.53     2,131   $  7.63    4,114   $ 20.11
                              =====     =====     =====   =======    =====   =======
Options exercisable.......    2,644               1,030              1,896
                              =====               =====              =====

     The weighted average grant date fair value of options granted during 2003, 2002 and 2001 was $4.65, $11.51 and $27.61, respectively.

     Stock options outstanding at December 31, 2003 are as follows (in thousands, except weighted average life and price data):

                                                                  OPTIONS EXERCISABLE
                                    OPTIONS OUTSTANDING           -------------------
                                    -------------------                      WEIGHTED
                                       WEIGHTED     WEIGHTED                 AVERAGE
                                       AVERAGE      AVERAGE                  EXERCISE
RANGE OF EXERCISE PRICES      NUMBER   LIFE(a)   EXERCISE PRICE   NUMBER      PRICE
------------------------      ------   -------   --------------   ------      -----
$.0.52-$2.05............         754     4.5        $  1.33         543      $  1.06
$2.06-$3.62.............       2,271     6.1           3.41       1,085         3.43
$3.71-$4.55.............       2,039     6.3           4.50         844         4.54
$4.74-$10.35............       1,554     8.5           9.95          46         7.12
$11.86-$44.38...........         225     7.8          19.26         125        22.72
$61.50-$78.00...........           2     7.0          69.75           1        71.40
                               -----                              -----
                               6,845     6.6       $   5.53       2,644      $  4.31
                               =====     ===       ========       =====      =======

---------
(a)  Average contractual life remaining in years.

EMPLOYEE STOCK PURCHASE PLAN

     During May 2002, the Company established the 2002 Employee Stock Purchase Plan ("2002 Stock Purchase Plan") under which eligible employees could purchase shares of the Company's common stock, subject to certain limitations, at 85% of the market value. Purchases were limited to 10% of an employee's eligible compensation, up to a maximum of 1,000 shares per purchase period. The 2002 Stock Purchase Plan originally authorized the issuance of 700,000 shares of common stock (subject to adjustment for capital changes) pursuant to the exercise of nontransferable options granted to participating employees and the maximum number of shares which are available in any single purchase period is 112,500. Prior to establishing the 2002 Stock Purchase Plan, the Company maintained the 1990 Employee Stock Purchase Plan ("1990 Stock Purchase Plan") under which eligible employees could purchase shares of the Company's common stock, subject to certain limitations, at 85% of the market value. Purchases were limited to 10% of an employee's eligible compensation, up to a maximum of 500 shares per purchase period. The 1990 Stock Purchase Plan originally authorized the issuance of 150,000 shares of common stock (subject to adjustment for capital changes) pursuant to the exercise of nontransferable options granted to participating employees. During the year ended December 31, 2003, 206,760 shares of the Company's common stock were issued under the 2002 Stock Purchase Plan and during the years ended December 31, 2001, 41,000 shares of the Company's common stock were issued under the 1990 Stock Purchase Plan. As of October 1, 2001, all authorized shares had been issued under the 1990 Stock Purchase Plan and the plan was terminated.

STOCK AWARD

     During November 2001, the Company issued an aggregate of 5,291 shares of common stock to certain employees as a stock award. This award resulted in compensation expense of approximately $52,000 which is included in the accompanying consolidated statement of operations for the year ended December 31, 2001.

NOTE 11: OPERATING SEGMENTS AND GEOGRAPHICAL INFORMATION

     Based on the information provided to the Company's chief operating decision maker for purposes of making decisions about allocating resources and assessing performance, the Company's continuing operations have been classified into a single segment. The Company operates primarily in three geographic regions:
North America, Europe and the Middle East, and Asia Pacific. Revenues (based on the location of the customer) and long-lived assets by geographic region are as follows (in thousands):

                                       2003        2002        2001
                                       ----        ----        ----
Revenues:
  United States of America......    $   60,553  $   54,492  $   70,240
  Europe and the Middle East....        11,092      10,145      11,293
  Asia Pacific..................         5,348       2,964       4,831
  Other.........................         1,451       1,663       1,782
                                    ----------  ----------  ----------
  Total.........................    $   78,444  $   69,264  $   88,146
                                    ==========  ==========  ==========

Long-Lived Assets:
  United States of America......    $   46,367  $   11,805
  Europe and the Middle East....         1,407         389
  Asia Pacific..................           211         379
  Other.........................            --          --
                                    ----------  ----------
  Total.........................    $   47,985  $   12,573
                                    ==========  ==========

NOTE 12: RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

     The Company has restated its consolidated financial statements for the second and third quarters of 2003 to correct the classification of available-for-sale securities which were incorrectly classified on the consolidated balance sheets as of June 30 and September 30, 2003. These corrections were required because the Company inadvertently classified certain short-term available-for-sale securities as long-term available-for-sale securities on its balance sheet. The Company has filed amendments to its Quarterly Reports on Form 10-Q for the second and third quarters of 2003 to reflect these corrections. As of June 30, 2003, the Company has increased its short-term available-for-sale securities and decreased its long-term available-for-sale securities by $29.3 million. As of September 30, 2003, the Company has decreased its long-term available-for-sale securities and increased its short-term available-for-sale securities by $35.3 million. The restatements of previously reported consolidated financial statements for the periods ended June 30 and September 30, 2003 do not impact the value of the total assets but rather only the classification of these assets as either current or long-term based on the duration of time to maturity.

NOTE 13: SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of the results of the interim periods. The fourth quarter results include a $5.0 million gain on the sale of the portal technology and a charge for in-process research and development of $3.8 million. Summarized quarterly data for fiscal 2003 and 2002 is as follows (in thousands, except per share data):

                                        1ST QUARTER  2ND QUARTER   3RD QUARTER   4TH QUARTER
                                        -----------  -----------   -----------   -----------
2003
Revenues............................    $   16,679   $   18,864    $    20,397   $   22,504
Gross profit........................        10,139       12,639         16,556       18,560
Operating  income (loss)............        (5,231)      (2,890)           318        2,153
Net  Income (loss)..................        (4,857)      (2,532)           659        2,500
Basic earnings (loss) per share.....         (0.14)       (0.07)          0.02         0.07
Diluted earnings (loss) per share...         (0.14)       (0.07)          0.02         0.06
2002
Revenues............................    $   21,971   $   15,808    $    15,179    $  16,306
Gross profit........................        16,180       10,528          9,758        9,787
Operating loss......................        (3,370)     (10,677)       (66,673)      (7,937)
Net loss............................        (2,754)      (9,953)       (66,153)      (7,449)
Basic loss per share................         (0.08)       (0.29)         (1.94)       (0.22)
Diluted loss per share..............         (0.08)       (0.29)         (1.94)       (0.22)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were (1) designed to ensure that material information relating to Netegrity, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, except for the controls and procedures related to the classification of marketable securities. Subsequent to the end of the fourth quarter of 2003, the Company discovered that adjustments to the classification of marketable securities were required in the second and third quarters of 2003 because it inadvertently classified certain short-term available-for-sale securities as long-term available-for-sale securities on its balance sheet. As a result, the Company restated its financial results as of June 30, 2003 by increasing short-term available-for-sale securities and decreasing long-term available-for-sale securities by $29.3 million. The Company also restated its financial results as of September 30, 2003 by decreasing long-term available-for-sale securities and increasing short-term available-for-sale securities by $35.3 million.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected , or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the end of the fourth quarter of 2003, the Company adopted additional controls and procedures to ensure the proper classification of marketable securities on its balance sheet. The Company believes that the control issues related to the restatement described above have been corrected.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in 2004 (the "2004 Proxy Statement"). The information regarding executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the 2004 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the 2004 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this item is incorporated by reference to the 2004 Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A. THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1. Financial Statements

     The following financial statements are included in Item 8:

     a. Reports of Independent Accountants

          b. Consolidated Balance Sheets -- December 31, 2003 and 2002

          c. Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

          d. Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001

          e. Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

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

EXHIBIT
ITEM NO.                          ITEM AND REFERENCE
--------                          ------------------
 2.01        Agreement and Plan of Merger, dated as of December 30., 2003, by and among Netegrity, Inc., Tuna Acquisition Corp., and Business
             Layers, Inc., (filed as Exhibit 2.1 to Current Report on Form 8-K filed on January 9, 2004 and incorporated by reference).

 3.01 Restated Certificate of Incorporation, as amended, of the Registrant (filed as Exhibit 3.1 to Registration Statement on Form
             S-3 filed February 12, 2002 and incorporated by reference).

 3.02        Amended and Restated By-Laws of the Registrant (filed herewith).

 4.01        Specimen certificate for shares of Common Stock of the Registrant
             (filed as Exhibit 4.01 to the Registrant's Registration Statement on Form S-18, No. 33-24446-B, and incorporated by reference).

 10.01(1)    1994 Stock Plan, as amended (filed herewith).

 10.02(1)    1997 Stock Option Plan, as amended (filed herewith).

 10.03(1)    1997 Non-Employee Director Stock Option Plan (filed herewith).

 10.04(1)    2001 Interim General Stock Incentive Plan (filed as Exhibit 4.1 to
             Registration Statement on Form S-8, filed on October 31, 2002, and incorporated by reference).

 10.05(1)    2002 Employee Retention General Incentive Plan (filed as Exhibit
             4.1 to Registration Statement on Form S-8, filed on October 31,
             2002, and incorporated by reference).

 10.06(1)    2002 General Stock Incentive Plan (filed as Exhibit 4.1 to
             Registration Statement on Form S-8, filed on October 31, 2002, and incorporated by reference).

 10.07(1)    2002 Employee Stock Purchase Plan (filed as Exhibit 4.1 to
             Registration Statement on Form S-8, filed on October 31, 2002, and incorporated by reference).

 10.08(1)    Executive Employment Agreement between Netegrity, Inc. and Barry
             Bycoff dated as of May 31, 1996 (filed as Exhibit 10.1 to Annual
             Report on Form 10-K/A for the year ended December 31, 1998, and incorporated by reference).

 10.09(1) Netegrity Inc. 2000 Stock Incentive Plan as amended (filed herewith).

 10.10       Lease by and between Netegrity, Inc., and Stonybrook Associates,
             LLC dated August 2002 (filed as Exhibit 10.1 to Quarterly Report on
             Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).

 10.11(1)    Offer letter from Netegrity, Inc., to Thomas Thimot, dated
             September 6, 2002 (filed as Exhibit 10.2 to Quarterly Report on
             Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).

 10.12(1)    Indemnification Agreement by and between Netegrity, Inc., a
             Delaware corporation, and Eric P. Giler, a director of the Corporation (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).

 10.13(1)    Indemnification Agreement by and between Netegrity, Inc., a
             Delaware corporation, and Lawrence D. Lenihan, Jr., a director of the Corporation (filed as Exhibit 10.4 to Quarterly Report on Form
             10-Q for the quarter ended September 30, 2002, and incorporated by reference).

 10.14(1)    Indemnification Agreement by and between Netegrity, Inc., a
             Delaware corporation, and Michael L. Mark, a director of the Corporation (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).

 10.15(1)    Indemnification Agreement by and between Netegrity, Inc., a
             Delaware corporation, and Ralph B. Wagner, a director of the Corporation (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).

 10.16(1)    Executive Retention Agreement by and between Netegrity, Inc., and
             Barry Bycoff (filed as Exhibit 10.9 to Quarterly Report on Form
             10-Q for the quarter ended September 30, 2002, and incorporated by reference).

 10.17(1)    Executive Retention Agreement by and between Netegrity, Inc., and
             Regina O. Sommer (filed as Exhibit 10.10 to Quarterly Report on
             Form 10-Q for the quarter ended September 30, 2002, and incorporated by reference).

 10.18(1)    Executive Retention Agreement by and between Netegrity, Inc., and
             Deepak Taneja (filed as Exhibit 10.11 to Quarterly Report on Form
             10-Q for the quarter ended September 30, 2002, and incorporated by reference).

 10.19(1)    Executive Retention Agreement by and between Netegrity, Inc., and
             William Bartow (filed as Exhibit 10.13 to Quarterly Report on Form
             10-Q for the quarter ended September 30, 2002, and incorporated by reference).

 10.20(1)    Executive Retention Agreement by and between Netegrity, Inc., and
             Thomas Thimot (filed as Exhibit 10.14 to Quarterly Report on Form
             10-Q for the quarter ended September 30, 2002, and incorporated by reference).

 10.21(1)    Executive Retention Agreement by and between Netegrity, Inc., and
             Stephanie Feraday, dated November 4, 2002, (filed as Exhibit 10.40 to Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated by reference).

 21.1        Subsidiaries of the Registrant (filed herewith).

 23.1        Consent of KPMG LLP (filed herewith).

 23.2        Notice Regarding Consent of Arthur Andersen LLP (filed herewith).

 31.1        Rule 13a-14(a)/15d-14(a) Certification of President and Chief
             Executive Officer (filed herewith).

 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Treasurer (filed herewith).

 32.1        Section 1350 Certification of President and Chief Executive Officer
             (filed herewith).

 32.2        Section 1350 Certification of Chief Financial Officer and Treasurer
             (filed herewith)..

---------
(1) Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

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

                                           NETEGRITY, INC.

                                           By: /s/ BARRY N. BYCOFF
                                               ---------------------------------
                                                   Barry N. Bycoff
                                           President and Chief Executive Officer

February 27, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                                 TITLE                        DATE
      ---------                                 -----                        ----
/s/ BARRY N. BYCOFF                 President, Chief Executive        February 27, 2004
--------------------------         Officer, Director (Principal
    Barry N. Bycoff                     Executive Officer)


/s/ REGINA O. SOMMER                Chief Financial Officer and       February 27, 2004
--------------------------         Treasurer (Principal Financial
   Regina O. Sommer               Officer and Principal Accounting
                                              Officer)


/s/ SANDRA K. BERGERON                        Director                February 27, 2004
--------------------------
  Sandra K. Bergeron

/s/ ERIC R. GILER                             Director               February 27, 2004
--------------------------
     Eric R. Giler

/s/ LAWRENCE D. LENIHAN                       Director                February 27, 2004
--------------------------
  Lawrence D. Lenihan

/s/ RONALD T. MAHEU                           Director                February 27, 2004
--------------------------
    Ronald T. Maheu

/s/ MICHAEL L. MARK                           Director                February 27, 2004
--------------------------
    Michael L. Mark

/s/ RALPH B. WAGNER                           Director                February 27, 2004
--------------------------
    Ralph B. Wagner

          Independent Auditors' Report on Financial Statement Schedule

The Board of Directors and Stockholders
Netegrity, Inc.:

Under date of January 26, 2004, we reported on the consolidated balance sheets of Netegrity, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for the years ended December 31, 2003 and 2002 included in this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2003 and 2002.

As discussed in our Independent Auditors' Report, the consolidated financial statements of Netegrity, Inc. and subsidiaries as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 1 to the consolidated financial statements, those financial statements have been restated. In our opinion, the adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of Netegrity, Inc. and subsidiaries other than with respect to such adjustments and, accordingly, we do not express an opinion or any form of assurance on the 2001 consolidated financial statements taken as a whole.

                                                                        KPMG LLP

Boston, Massachusetts
January 26, 2004

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

                                                             ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 30, 2002

                                 NETEGRITY, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                   BALANCE AT                                BALANCE AT
                                                    BEGINNING                                  END OF
                                                    OF PERIOD    ADDITIONS  DEDUCTIONS(1)      PERIOD
                                                    ---------    ---------  -------------      ------
                                                                    (IN THOUSANDS)
Year ended December 31, 2003:
Allowance for doubtful accounts receivable.....     $   922         783        (876)           $  829
Year ended December 31, 2002:
Allowance for doubtful accounts receivable.....     $ 1,579        (132)       (525)           $  922
Year ended December 31, 2001:
Allowance for doubtful accounts receivable.....     $   951       2,573      (1,945)           $1,579

---------
(1)  Primarily uncollectible accounts written off, net of recoveries.