Form 10-Q
period 2004-03-31
NETEGRITY INC
filed 2004-05-07
CIK 840824

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 1-10139

                                 NETEGRITY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                     04-2911320

    (State or Other Jurisdiction of                       (IRS Employer
    Incorporation or Organization)                      Identification No.)

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

As of May 3, 2004 there were 37,865,440 shares of Common Stock outstanding, exclusive of treasury shares.

                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                            ----
PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets as of March 31, 2004 and
           December 31, 2003 (unaudited)................................................................      3
           Condensed Consolidated Statements of Operations for the three months ended
           March 31, 2004 and 2003 (unaudited)..........................................................      4
           Condensed Consolidated Statements of Cash Flows for the three months ended
           March 31, 2004 and 2003 (unaudited)..........................................................      5
           Notes to Condensed Consolidated Financial Statements.........................................      6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations........     12
Item 3.    Quantitative and Qualitative Disclosures About Market Risk...................................     26
Item 4.    Controls and Procedures......................................................................     27
PART II    OTHER INFORMATION............................................................................     27
Item 1.    Legal Proceedings............................................................................     27
Item 6.    Exhibits and Reports on Forms 8-K............................................................     27
SIGNATURES..............................................................................................     29

                         PART I. - FINANCIAL INFORMATION

                                 NETEGRITY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    MARCH 31,     DECEMBER 31,
                                                                                      2004            2003
                                                                                  ------------    ------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents..................................................      $     15,653    $     20,123
 Short-term available-for-sale securities...................................            47,498          51,557
 Accounts receivable--trade, net of allowances of $942 at
  March 31, 2004 and $829 at December 31, 2003..............................            16,438          14,340
 Prepaid expenses and other current assets..................................             3,526           2,513
 Restricted cash............................................................                 -             538
                                                                                  ------------    ------------
  Total Current Assets......................................................            83,115          89,071
Long-term available-for-sale securities.....................................            21,743          19,401
Property and equipment, net.................................................             4,520           4,848
Restricted cash.............................................................               771             767
Goodwill....................................................................            34,503          34,503
Other intangible assets, net................................................             6,990           7,500
Other assets................................................................               879           1,134
                                                                                  ------------    ------------
  Total Assets..............................................................      $    152,521    $    157,224
                                                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable--trade....................................................      $      2,062    $      1,415
 Accrued compensation and benefits..........................................             3,847           5,947
 Other accrued expenses.....................................................             7,868          16,273
 Deferred revenue...........................................................            21,394          18,503
                                                                                  ------------    ------------
  Total Current Liabilities.................................................            35,171          42,138
                                                                                  ------------    ------------
Commitments and Contingencies
STOCKHOLDERS' EQUITY:
Common stock, voting, $.01 par value; 135,000 shares authorized;
 37,768 shares issued and 37,730 shares outstanding at March 31,
 2004; 37,577 shares issued and 37,539 shares outstanding at
 December 31, 2003..........................................................               378             375
Additional paid-in capital..................................................           226,700         226,019
Accumulated other comprehensive income (loss)...............................               142            (137)
Accumulated deficit.........................................................          (109,686)       (110,971)
Loan to officer.............................................................              (100)           (116)
                                                                                  ------------    ------------
                                                                                       117,434         115,170
Less--Treasury stock, at cost: 38 shares....................................               (84)            (84)
                                                                                  ------------    ------------
Total Stockholders' Equity..................................................           117,350         115,086
                                                                                  ------------    ------------
Total Liabilities and Stockholders' Equity..................................      $    152,521    $    157,224
                                                                                  ============    ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 NETEGRITY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                         -------------------------
                                                            2004           2003
                                                         ----------     ----------
Revenues:
 Software licenses................................       $   12,857     $    8,418
 Services.........................................            9,525          7,630
 Other............................................              653            631
                                                         ----------     ----------
  Total revenues..................................           23,035         16,679
                                                         ----------     ----------
Cost of Revenues:
 Cost of software licenses........................              314            491
 Non-cash cost of revenues........................              510          2,699
 Cost of services.................................            3,130          2,987
 Cost of other....................................              419            363
                                                         ----------     ----------
  Total cost of revenues..........................            4,373          6,540
                                                         ----------     ----------
Gross profit......................................           18,662         10,139
Selling, general and administrative expenses......           11,537         10,496
Research and development expenses.................            5,986          4,874
                                                         ----------     ----------
Income (loss) from operations.....................            1,139         (5,231)
Other income, net.................................              322            374
                                                         ----------     ----------
Income (loss) before provision for income taxes...            1,461         (4,857)
Provision for income taxes........................              175             --
                                                         ----------     ----------
Net income (loss).................................       $    1,286     $   (4,857)
                                                         ==========     ==========
Net income (loss) per share:
Basic and diluted.................................       $     0.03     $    (0.14)
Weighted average shares outstanding:
Basic.............................................           37,611         34,318
Diluted...........................................           40,851         34,318

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 NETEGRITY, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        FOR THE THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                     --------------------------
                                                                        2004            2003
                                                                     -----------     ----------
OPERATING ACTIVITIES:
Net income (loss)................................................    $     1,286     $   (4,857)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
 Depreciation and amortization...................................          1,380          3,826
 Provision for doubtful accounts.................................            230             45
 Non-cash interest (income) expense..............................            426             95
 Loss on sale of marketable securities...........................            (20)            --
Changes in operating assets and liabilities:
 Accounts receivable - trade.....................................         (2,327)         7,027
 Prepaid expenses and other current assets.......................            (89)         1,120
 Other assets....................................................             (8)             6
 Accounts payable - trade........................................            647             96
 Accrued compensation and benefits...............................         (2,100)        (1,905)
 Other accrued expenses..........................................           (998)        (1,391)
 Deferred revenue................................................          2,890            599
                                                                     -----------     ----------
Net cash provided by operating activities........................          1,317          4,661
                                                                     -----------     ----------
INVESTING ACTIVITIES:
Proceeds from sales of marketable securities.....................          9,632          8,035
Proceeds from maturities of marketable securities................          2,000          7,320
Purchases of marketable securities...............................        (10,210)       (21,822)
Purchases of property and equipment..............................           (541)          (625)
Cash used for acquisition, net of cash acquired..................         (7,530)            --
Restricted cash..................................................             (4)            (4)
                                                                     -----------     ----------
Net cash used for investing activities...........................         (6,653)        (7,096)
                                                                     -----------     ----------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans.........            683             47
Proceeds from repayment of loan to officer.......................             16             --
                                                                     -----------     ----------
Net cash provided by financing activities........................            699             47
                                                                     -----------     ----------
Effect of exchange rate changes on cash and cash equivalents.....            167            (10)
                                                                     -----------     ----------
Net change in cash and cash equivalents..........................         (4,470)        (2,398)
Cash and cash equivalents at beginning of period.................         20,123         25,707
                                                                     -----------     ----------
Cash and cash equivalents at end of period.......................    $    15,653     $   23,309
                                                                     ===========     ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 NETEGRITY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation

    The accompanying unaudited condensed consolidated financial statements include the accounts and operations of Netegrity, Inc. and its wholly owned subsidiaries ("Netegrity", "we" or "our") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and thus should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed on March 1, 2004. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the remainder of the year ending December 31, 2004.

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

(c) Cash and Cash Equivalents

    Cash and cash equivalents include cash, money market investments and other highly liquid investments with original maturities or remaining original maturities at date of purchase of three months or less.

(d) Restricted Cash

    Long term restricted cash represents a time deposit held at financial institutions in connection with the lease of the Company's office space. This time deposit has an expiration date of August 2004, however it has an automatic renewal clause.

(e) Marketable Securities

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

(f) Other Intangible Assets, net

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

    Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to non-cash cost of software. Based on the Company's product development process, technological feasibility is established upon completion of all planning, designing, coding and testing activities. Such costs are amortized over the estimated life of the product. During the first quarter of 2004, costs incurred by the Company between completion of all planning, designing, coding and testing activities and the point at which the product is ready for general release were insignificant and, therefore, no such costs have been capitalized during this time period.

(g) Goodwill

    The Company reviews the valuation of goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill is required to be tested for impairment annually in lieu of being amortized. This testing is done in the fourth quarter of each year. Furthermore, goodwill is required to be tested for impairment on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value. Impairment losses are recognized in operations. The Company's valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Management predominantly uses third party valuation reports to assist in its determination of the fair value. If these assumptions differ materially from future results, the Company may record impairment charges in the future.

(h) Comprehensive Income (Loss)

    Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities held as "available-for-sale". The components of comprehensive income (loss) were as follows (in thousands):

                                                                  FOR THE THREE
                                                                   MONTHS ENDED
                                                                     MARCH 31,
                                                           --------------------------
                                                              2004            2003
                                                              ----            ----
Net income (loss).....................................     $    1,286      $   (4,857)
Net unrealized holding gain (loss) arising during
  the period..........................................            131               8
Reclassification adjustment for net realized gains
  included in net income (loss).......................            (20)             --
                                                           ----------      ----------
                                                                  111               8
Net unrealized foreign currency translation
  adjustment arising during the period................            168             (10)
                                                           ----------      ----------
Comprehensive income (loss)...........................     $    1,565      $   (4,859)
                                                           ==========      ==========

    The components of accumulated other comprehensive income (loss) as of March 31, 2004 and December 31, 2003 were as follows (in thousands):

                                                               MARCH 31, 2004   DECEMBER 31, 2003
                                                               --------------   -----------------
Net unrealized holding gain (loss).......................          $   23            $  (88)
Net unrealized foreign currency translation adjustment...             119               (49)
                                                                   ------            ------
Accumulated other comprehensive income (loss)............          $  142            $ (137)
                                                                   ======            ======

(i) Earnings (Loss) Per Share

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

                                                               FOR THE THREE
                                                               MONTHS ENDED
                                                                MARCH 31,
                                                        --------------------------
                                                           2004           2003
                                                           ----           ----
Net income (loss)...............................        $     1,286    $    (4,857)
Basic weighted average shares outstanding.......             37,611         34,318
Dilutive effect of stock options and warrants...              3,240             --
                                                        -----------    -----------
Diluted shares outstanding......................             40,851         34,318
Basic EPS.......................................        $      0.03    $     (0.14)
Diluted EPS.....................................        $      0.03    $     (0.14)

    Options to purchase a total of 1.6 million and 500,000 shares of common stock for the three months ended March 31, 2004, and 2003, respectively, were excluded from the computation of diluted EPS because the impact was anti-dilutive.

(j) Stock-Based Compensation

    The Company accounts for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost is reflected in net income (loss) for these plans, as all options granted under these plans had exercise prices equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation," to stock based compensation (in thousands, except per share data):

                                                                      FOR THE THREE
                                                                      MONTHS ENDED
                                                                        MARCH 31,
                                                               ---------------------------
                                                                   2004           2003
                                                               ------------   ------------
Net income (loss), as reported............................     $      1,286   $     (4,857)
Add: Stock-based employee compensation expense
not included in reported net income, net of related
  tax effects.............................................           (1,926)        (2,876)
                                                               ------------   ------------
Pro-forma net loss........................................     $       (640)  $     (7,733)
                                                               ============   ============
Earnings (loss) per share:
  Basic and diluted--as reported..........................     $       0.03   $      (0.14)
  Basic and diluted--pro-forma............................     $      (0.02)  $      (0.23)

    The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         FOR THE THREE
                                         MONTHS ENDED
                                           MARCH 31,
                                      ------------------
                                       2004        2003
                                      -------    -------
Risk-free interest rate.............     2.79%      2.78%
Expected dividend yield.............      0.0%       0.0%
Expected volatility.................      114%       138%
Expected life (years)...............      5.0        5.0
Weighted average fair value of
options granted during the period...  $  6.69    $  3.22

(k) Recent Accounting Pronouncements

    In November 2003, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on certain disclosure provisions under Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The disclosure provisions indicate that certain quantitative and qualitative disclosures are required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS Nos. 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The EITF has not reached a consensus on the proposed models for evaluating impairment of equity securities and debt securities. The consensus on the required quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003. Adoption of the consensus did not have a material impact on the Company's financial position or results of operations for the quarter ended March 31, 2004.

NOTE 2: Acquisition

Business Layers

    On December 30, 2003, the Company acquired Business Layers, Inc., a Delaware corporation (Business Layers) and a provider of provisioning solutions, through a merger of Business Layers and a subsidiary of the Company. In conjunction with the acquisition, Business Layers became a wholly-owned subsidiary of the Company. The aggregate consideration of $42.5 million included approximately $15.0 million in cash, reimbursement of $920,000 in acquisition costs and 2,556,940 shares of the Company's common stock valued at approximately $26.6 million. A portion of the purchase price consideration, comprised of approximately 358,000 shares of Netegrity common stock and approximately $400,000 of cash, has been placed in escrow for up to one year from the acquisition date to secure the indemnification obligations of certain former employees and the stockholders of Business Layers under the merger agreement. The acquisition was accounted for using the purchase method of accounting. The results of operations of Business Layers from the acquisition date are included in the Company's consolidated results of operations for the full quarter ended March 31, 2004.

    In connection with the acquisition, the Company initiated an overall integration plan that included the elimination of redundant headcount and facilities. The Company accrued approximately $1.4 million of costs related to the integration plan, consisting of approximately $545,000 of facilities costs and approximately $888,000 for planned workforce reductions primarily of duplicative selling, general and administrative employees. The Company paid the majority of these costs prior to March 31, 2004, although the facilities costs will not be paid in full until April 2006.

    The Company engaged a third-party appraiser to conduct a valuation of the intangible assets and to assist in the determination of useful lives for such assets. Based on the appraisal, approximately $7.5 million of the purchase price was allocated to developed technology and $3.8 million was allocated to in-process research and development, which was expensed upon closing of the transaction. The amount allocated to developed technology is being amortized over its estimated useful life ranging from two to five years.

    The valuation of in-process research and development was determined using the income method. Revenue and expense projections for the in-process research and development project were prepared by management. The value was determined using the present value of the cash flows from the projections using a 30% discount rate. As of March 31, 2004, the technologies under development were approximately 75% complete based on project duration and costs. In the event that the project is not completed and technological feasibility is not achieved, there is no alternative future use for the in-process technology.

    In accordance with SFAS No. 142, the total goodwill of approximately $34.5 million related to the acquisition will not be amortized. In lieu of being amortized, goodwill is required to be tested for impairment annually or on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.

NOTE 3: OPERATING SEGMENTS AND GEOGRAPHICAL INFORMATION

    Based on the information provided to our chief operating decision maker for purposes of making decisions about allocating resources and assessing performance, our continuing operations have been classified into a single segment. We primarily operate in the United States, Europe, the Middle East and Asia Pacific. Revenues (based on the location of the customer) and long-lived assets by geographic region are as follows (in thousands):

                                             FOR THE THREE MONTHS
                                                ENDED MARCH 31,
                                         ----------------------------
                                             2004            2003
                                         ------------    ------------
Revenues:
  United States of America......         $     17,878    $     12,083
  Europe and the Middle East....                3,401           3,469
  Asia Pacific..................                1,135             949
  Canada........................                  621             178
                                         ------------    ------------
  Total.........................         $     23,035    $     16,679
                                         ============    ============

                                           MARCH 31,     DECEMBER 31,
                                         ------------    ------------
                                             2004            2003
                                         ------------    ------------
Long-Lived Assets:
  United States of America......         $     45,372    $     46,367
  Europe and the Middle East....                1,331           1,407
  Asia Pacific..................                  187             211
  Other.........................                    2               0
                                         ------------    ------------
  Total.........................         $     46,892    $     47,985
                                         ============    ============

NOTE 4: RELATED PARTY TRANSACTIONS

LOAN TO OFFICER

    The condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003 include $100,000 and $116,000, respectively, in loans to an officer of Netegrity issued in connection with the exercise of stock options in 1996. The loan is reflected as a reduction of stockholders' equity in the accompanying condensed consolidated balance sheets. The loan is payable upon demand and bears interest at 7% per annum. The loan was originally represented by a secured note; however, in May 2002, the note was amended such that it became a full recourse unsecured note.

MARKETING SERVICES

    During the three months ended March 31, 2004 and 2003, we paid approximately $33,000 and $5,300, respectively, for marketing services to a company, the principal shareholder of which is the son-in-law of one of the members of our Board of Directors. We have similar arrangements with other marketing services firms and believe the arrangement was entered into on substantially the same terms and conditions as our arrangements with such other firms.

NOTE 5: COMMITMENTS AND CONTINGENCIES

    The Company has commitments that expire at various times through 2010. Non-cancelable operating leases shown below are primarily for facility costs for the Company's corporate headquarters customer service, research and development and world-wide sales offices. Other contractual obligations primarily consist of minimum guaranteed payments to a software service provider for various development projects (in thousands).

2004 (nine months ending) .    $    4,613
2005.......................         2,032
2006.......................         1,814
2007.......................         1,750
2008.......................         1,107
Thereafter.................           262
                               ----------
                               $   11,578
                               ==========

    Included in the operating lease commitments above is approximately $520,000 related to excess facilities which have been accrued in purchase accounting related to our acquisitions and are payable through April 2006.

    We incurred total operating lease expense, primarily related to certain facilities and equipment under non-cancelable operating leases, of $790,000 and $1.1 million for the quarters ended March 31, 2004 and 2003, respectively.

    In April 2002, we entered into an agreement with a system integrator to assist us in the development and launch of one of our products. Under the terms of the agreement, as consideration for the system integrator's time in assisting with the development of the product, we agreed to promote the system integrator as an integrator of the developed product. Our obligation under the agreement will be considered satisfied once the system integrator receives consulting revenues totaling approximately $3.9 million from our customers, or by May 2004, whichever occurs first. In the event that we recommend a competitor of the system integrator to perform the integration work for a customer, we could potentially owe a royalty to the system integrator based on the net license fee. As of March 31, 2004, no royalties were due to the system integrator under this agreement.

    In August 2002, we entered into a five year non-cancelable operating lease for an office building for our corporate headquarters. We occupied the new facility in March 2003. In connection with the lease agreement, we delivered an irrevocable, unconditional, negotiable letter of credit in the amount of $771,000 as a security deposit.

    In February 2004, we entered into an agreement with a software service provider located in India under which we have guaranteed to pay this software service provider a minimum of $4.0 million annually for various product development projects. The initial term of this agreement expires in December 2004. The agreement provides for an annual renewal upon the agreement of both parties. During the quarter ended March 31, 2004, approximately $1.2 million had been paid to this software service provider.

    We enter into standard indemnification agreements with our business partners and customers in our ordinary course of business. Pursuant to these agreements, we agree to repair or replace the product, pay royalties for a right to use, or reimburse the indemnified party for actual damages awarded by a court against the indemnified party for a intellectual property infringement claim by a third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2004.

    We enter into standard indemnification agreements with our customers, whereby we indemnify them for certain damages, such as personal property damage, which may be incurred in connection with consulting services performed at a customer location by our employees or our subcontractors. The potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2004.

    We generally warrant for ninety days from delivery to a customer that our software products will perform free from material errors which prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards. We have never incurred significant expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2004.

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

    With Netegrity identity and access management products, companies are able to securely use the Web -- Internet, Intranet or Extranet -- to meet the information access needs of partners, suppliers, customers and employees. Netegrity solutions are designed to enable businesses to ensure that the right people have the right access to the right information across a variety of applications, business systems and computing architectures. This enables more business to be more securely conducted online, providing opportunities to improve customer service and productivity, increase sales of products and services and create business partnership value chains.

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

    We believe sales of our products will be driven by customers' desires for a comprehensive single-source identity access management solution whose key benefits include reduced costs by reducing information technology complexity, increased revenue potential by improving customer service online, expanded business opportunities by creating real-time business networks and support for regulatory compliance and risk mitigation. As a result, we expect that companies will spend their discretionary information technology dollars on technology that will help them drive revenue and reduce costs while mitigating risk. The combined impact of a broadened product portfolio as well as the focus of our direct sales resources on larger companies in selected industries has enabled us to continue to drive business through our installed base while at the same time adding new customers. However, information technology spending has sharply decreased in the past two years and information technology budgets remained constrained, which has had and could continue to have a direct effect on the sale of our products. We believe that spending on technology will accelerate slowly for the remainder of 2004 and we believe that as information technology spending increases from current levels our revenues will increase.

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

    Our future revenues and operating results may also fluctuate from quarter to quarter based on the number and size of license deals and the size and scope of the professional service projects in which we are engaged. In addition, license revenues from a large customer deal may constitute a significant portion of our total revenues in a particular quarter. Any such deal may result in increased royalty payments and commission expenses. Any decline in our revenues will have a significant impact on our financial results, particularly because a significant portion of our operating costs, such as personnel, rent and depreciation, are fixed in advance of a particular quarter. As a result, despite cost savings realized to date, our costs for services personnel, sales and marketing and general and administrative could increase as a percentage of revenue, thereby affecting our operating results.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

    Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, our management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable reserves, valuation of long-lived and intangible assets, goodwill, in-process research and development, and income taxes. Our management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    We believe there have been no significant changes in our critical accounting policies during the three months ended March 31, 2004 as compared to what was previously disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

REVENUES ($ IN MILLIONS)

                              MARCH 31, 2004           MARCH 31, 2003
                              --------------           --------------
                                      % OF TOTAL              % OF TOTAL     $ CHANGE        % CHANGE
                             $         REVENUES         $      REVENUES    2003 TO 2004    2003 TO 2004
                             -        ----------        -     ----------   ------------    ------------
Software licenses        $     12.9       56%        $  8.4       51%      $        4.5         53%
Services                        9.5       41%           7.6       46%               1.9         25%
Other                           0.6        3%           0.7        3%              (0.1)       (14%)
                         ----------      ---         ------      ---       ------------

Total revenues           $     23.0      100%        $ 16.7      100%      $        6.3         38%
                         ==========      ===         ======      ===       ============

    Revenues. The increase in total revenues in the quarter ended March 31, 2004 from the quarter ended March 31, 2003 was primarily due to increases in software license revenues from the sale of our SiteMinder product, as well as sales generated by our new product offerings, IdentityMinder Web Edition, IdentityMinder eProvision and TransactionMinder, in the quarter ended March 31, 2004. In addition, in the quarter ended March 31, 2004, we experienced increased revenues from the sale of our service offerings which include consulting, training, maintenance and support. Overall, we saw a modest improvement in market conditions in the first quarter of 2004 as evidenced by a continued increase in information technology spending in the United States and emerging demand in Europe. We expect this growth in overall information technology spending will accelerate slowly in the remainder of 2004 and we believe that as information technology spending increases from current levels our revenues will increase. We expect to continue to generate revenue from our SiteMinder product as we continue to enhance SiteMinder to meet changing market needs. We also believe that our focus on expanding our leadership position in the identity and access management market with our new IdentityMinder Web edition, IdentityMinder eProvision and TransactionMinder product offerings and continuing to leverage the relationships we have built with our partners to provide integration services directly to our customers will enable us to acquire new customers and sell additional products to our existing customers.

     The increase in software license revenue in the quarter ended March 31, 2004 from the quarter ended March 31, 2003 was primarily due to the sale of our SiteMinder product, sales of our new product offerings, which typically result in larger average deal sizes, increased sales to our existing customers and improved sales execution in the quarter ended March 31, 2004. Average deal size and the type of customer (new name versus follow-on) are important metrics of our business as these metrics assist us in measuring our market penetration as well as our penetration into our existing customer base. The number of new name deals increased to 28 in the quarter ended March 31, 2004 compared to 23 in the quarter ended March 31, 2003 and the average size of new name deals increased to approximately $159,000 in the quarter ended March 31, 2004 from approximately $141,000 in the quarter ended March 31, 2003. The number of follow-on deals increased to 77 in the quarter ended March 31, 2004 compared to 43 in the quarter ended March 31, 2003, however the average size of follow-on deals decreased to approximately $142,000 in the quarter ended March 31, 2004 from approximately $163,000 in the quarter ended March 31, 2003. The increase in the number of follow-on deals resulted from an increased focus on selling to our existing customers, resulting in these customers buying additional user licenses of our SiteMinder product as well as licenses for our new products. The decrease in the average size of follow-on deals in the quarter ended March 31, 2004 versus the quarter ended March 31, 2003 was due to the increase in the number of follow-on deals partially offset by the inclusion of two large deals, each in excess of $1.5 million, in the quarter ended March 31, 2004.

     The increase in services revenues in the quarter ended March 31, 2004 from the quarter ended March 31, 2003 was primarily attributable to an increase of $1.4 million in maintenance and support revenue in the quarter ended March 31, 2004. This increase resulted from an increase in maintenance associated with a larger license revenue base, a significant number of maintenance renewals by our existing customer base and an increase in the number of premium maintenance services sold. The remaining increase in service revenue was related to an increase of $232,000 in consulting revenue and $248,000 in training revenue.

    Other revenues are derived from the Firewall legacy business. This business remained relatively flat in the quarter ended March 31, 2004 and is not expected to significantly increase in future periods.

GROSS PROFIT ($ IN MILLIONS)

                                  MARCH 31, 2004     MARCH 31, 2003
                                  --------------     --------------
                                         GROSS               GROSS       $ CHANGE       % CHANGE
                                   $     PROFIT %     $     PROFIT %   2003 TO 2004   2003 TO 2004
                                   -     --------     -     --------   ------------   ------------
Gross profit - software
   licenses                      $12.0      94%     $ 5.2      62%     $        6.8        130%
Gross profit - services            6.4      67%       4.6      61%              1.8         38%
Gross profit - other               0.2      36%       0.3      42%             (0.0)       (13%)
                                 -----              -----              ------------

Total Gross Profit               $18.6      81%     $10.1      61%     $        8.5         84%
                                 =====      ==      =====      ==      ============        ===

     Gross Profit. Gross profit is calculated as revenues less cost of revenues. Cost of revenues includes, among other things, royalties due to third parties for technology included in our products, amortization of capitalized software, product fulfillment costs, salaries and related expenses for our consulting, education and technical support services organizations, and the associated cost of training facilities. Historically, we have realized overall gross profit percentages of between 60% and 80%. In the quarter ended March 31, 2003 cost of revenues included $2.7 million of amortization of capitalized software. Gross profit percentages on license revenue, excluding the impact of amortization of capitalized software, are typically in excess of 90% and gross profit percentages on services revenue are typically in excess of 50%. Overall, we believe that the cost of revenues in dollars will increase slightly in the remainder of 2004 due to an increase in the cost of third party software products that enhance and enable additional functionality in our products, increased investment in our technical support organization and an increase in staff levels in our professional services organization. We expect that these increases will be offset by increases in revenues, and therefore, we anticipate gross margin percentages to be approximately 75-80% for the remainder of 2004.

    The increase in gross profit on software licenses is due to an increase in license revenue and a significant decrease in the cost of software licenses, which includes non-cash cost of software amortization, in the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Non-cash cost of software licenses decreased by approximately $2.2 million as a result of the impact of the sale of the portal technology and partially offset by the addition of the newly acquired technology from Business Layers, both of which occurred in the fourth quarter of 2003. The non-cash cost of software licenses was $2.7 million in the quarter ended March 31, 2003, which represented the amortization of purchased software related to the portal technology which was recorded in connection with the acquisition of DataChannel. This acquired technology was fully amortized as of June 30, 2003. On December 30, 2003, we acquired Business Layers, Inc., and as a result of the transaction we recorded assets related to the capitalized software acquired. These capitalized software assets are being amortized over their estimated useful lives of two to five years. As a result, we expect amortization expense to be approximately $2.0 million in 2004. Overall, we expect that gross profits on software licenses will remain consistent through the remainder of 2004.

     Gross profits on our services revenue are primarily driven by gross profits on maintenance revenue and by gross profits on our consulting revenue contracts. We experienced an increase in gross profit on services revenues in the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 due to an increase in service revenue with only a slight increase in the corresponding cost of providing these services. The cost of services increased slightly due to an investment in the technical support organization during 2003 in order to enhance overall customer satisfaction. This increase was partially offset by a decrease in headcount in our training organization, a reduction in the cost paid to third party consultants and the leveraging of our system integrator partner relationships. The cumulative number of consultants we have trained at our affiliated partners increased to over 1,200 at the end of the first quarter of 2004 as compared over 1,100 in the same period of 2003. We anticipate a decrease in the gross profit percentage of our professional services organization over the remainder of 2004 due to anticipated increases in staff levels and a decrease in utilization rates, which were unusually high in the first quarter of 2004. For the remainder of 2004, we anticipate maintaining our historical gross profit percentage on maintenance revenue since increased revenues will be offset by increased investment in the technical support organization.

    Gross profit on other is derived from the Firewall legacy business. This business remained flat in 2004 and is not expected to significantly increase in future periods.

OPERATING EXPENSES ($ IN MILLIONS)

                                      MARCH 31, 2004       MARCH 31, 2003
                                      --------------       --------------
                                             % OF TOTAL          % OF TOTAL     $ CHANGE        % CHANGE
                                      $       REVENUES       $    REVENUES    2003 TO 2004    2003 TO 2004
                                      -      ----------           --------    ------------    ------------
Selling, general and
    administrative expenses        $  11.5       50%      $10.5      63%      $        1.0           10%
Research and development
    expenses                           6.0       26%        4.9      29%               1.1           23%
                                   -------       --       -----      --       ------------

Total operating expenses           $  17.5       76%      $15.4      92%      $        2.1           14%
                                   =======       ==       =====      ==       ============           ==

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and other related costs for selling, administrative and marketing personnel, sales commissions, travel, legal and accounting services, public relations, marketing materials, trade shows and certain facilities-related expenses. The increase in selling, general and administrative expenses in the quarter ended March 31, 2004 from the quarter ended March 31, 2003 was primarily attributable to increased salaries and related expenses as a result of transition related costs incurred in connection with the acquisition of Business Layers and an increase in the provision for bad debts. These expenses were partially offset by reduced legal fees, insurance expenses and reduced facility-related expenses, including office rent, depreciation and utilities, primarily resulting from the consolidation of field offices and the move of our corporate headquarters to a new facility. As we continue to scrutinize discretionary expenses and evaluate reductions in non-strategic programs, we anticipate selling, general and administrative expenses as a percentage of total revenues will remain flat or increase slightly in future periods to accommodate our revenue growth. We do not anticipate significant increases in selling, general and administrative expenses as a result of the acquisition of Business Layers because these functions have been consolidated with our existing operations and duplicate positions were eliminated.

    Research and Development Expenses. Research and development expenses consist primarily of personnel and outside contractor costs to support product development. The increase in research and development expenses in the quarter ended March 31, 2004 from the quarter ended March 31, 2003 was primarily due to an increase in staff and related expenses resulting from the 32 research and development employees located in Israel that were acquired from Business Layers in December 2003. Additionally, we continue to increase consulting expenses related to the continued leverage of offshore third-party contractors used to perform certain testing and porting of our products. We recognize that our investment in research and development is required to remain competitive and, therefore, our research and development expenses in dollars may increase in future periods due to the continued development of our products and services.

    Other Income, Net. Other income, net, decreased slightly in the quarter ended March 31, 2004, compared to the quarter ended March 31, 2003. This decrease was primarily attributable to lower interest income earned due to lower average cash, cash equivalents and marketable securities balances in the quarter ended March 31, 2004. The asset balances decreased as a result of cash payments made as part of the purchase price for Business Layers. Our portfolio is generally comprised of highly liquid, high quality investments, and therefore we do not expect significant fluctuations in other income as a result of changes in investment yields.

     Provision for Income Taxes. The provision for income taxes for the quarter ended March 31, 2004 was approximately $175,000 compared with a provision of approximately $0 for the quarter ended March 31, 2003. The 2004 provision relates to estimated federal alternative minimum taxes, state taxes and foreign taxes on income generated in the quarter end March 31, 2004. Our policy is to provide for income taxes in our interim financial statements at an effective rate based upon our estimate of full year earnings and projected tax expense. We have recorded a full valuation allowance against deferred tax assets as of March 31, 2004 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire.

LIQUIDITY AND CAPITAL RESOURCES

    We have primarily funded our operations with cash flows generated from operations in the current and prior years and the proceeds of our equity issuances. We invest our cash primarily in instruments that are highly liquid, investment grade securities. As of March 31, 2004, we had cash and cash equivalents totaling $15.7 million, short-term marketable securities of $47.5 million and working capital of $47.9 million, compared to cash and cash equivalents totaling $20.1 million, short-term marketable securities of $51.6 million and working capital of $46.9 million as of December 31, 2003. In addition, we had long-term marketable securities totaling $21.7 million as of March 31, 2004 and $19.4 million as of December 31, 2003.

     Cash provided by operating activities for the quarter ended March 31, 2004 was $1.3 million. This resulted primarily from net income of $1.3 million, which included non-cash charges for depreciation and amortization of $1.4 million, and an increase in deferred revenue, offset by decreases in accrued compensation and benefits and an increase in accounts receivable. Deferred revenue increased as a result of strong maintenance renewals in the first quarter of 2004 and as a result of a significant increase in the number of premium maintenance contracts sold. Accrued compensation and benefits decreased due to the payment of 2003 commissions and corporate bonuses in the first quarter of 2004, and, although we experienced a significant number of collection results in the quarter, accounts receivable increased due to the increase in revenue and an increase in maintenance renewals. The increase in accounts receivable resulted in an increase of our days sales outstanding to 65 days in the quarter ended March 31, 2004 from 53 days in the quarter ended December 31, 2003.

    Cash used for investing activities was $6.7 million for the quarter ended March 31, 2004. Investing activities consisted primarily of $7.5 million of net cash used for the payment of the remaining purchase consideration and transaction costs associated with the acquisition of Business Layers offset by sales and maturities of marketable securities of approximately $11.6 million and the purchases of marketable securities of approximately $10.2 million.

    Cash provided by financing activities in the quarter ended March 31, 2004 was $700,000 primarily related to proceeds received from the exercise of stock options.

     Any increase or decrease in our accounts receivable balance and accounts receivable days outstanding (calculated as net accounts receivable divided by revenue per day) affects our cash flow from operations and liquidity. Our accounts receivable and accounts receivable days outstanding may increase due to changes in factors such as the timing of when sales are invoiced and the length of our customers' payment cycles. We also record deferred maintenance billings as accounts receivable, and the timing of these billings can affect the accounts receivable days outstanding, as it did in the quarter ended March 31, 2004. Historically, international and indirect customers pay at a slower rate than domestic and direct customers. An increase in revenues generated from international and indirect customers may increase our accounts receivable balance and accounts receivable days outstanding. Due to the current economic climate, we may observe an increase in the length of our customers' payment cycles and as a result our days sales outstanding may increase in future periods. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and will be subject to greater general credit risks.

    In the past, we experienced a period of rapid growth, which resulted in significant increases in our operating expenses. Over the past two years, due to the effects of general economic conditions, we have made considerable efforts to reduce our operating expenses through constrained spending, reductions in workforce and better alignment of our cost structure to our revenues. We anticipate our short-term cash requirements to primarily include the continued funding of our operating expenses and to a lesser extent the funding of capital expenditures. We believe that our existing cash and cash equivalent balances together with our marketable securities will be sufficient to meet these requirements over at least the next twelve months. We anticipate our long-term cash requirements to primarily include the funding of acquisitions or investments in businesses, technologies, products or services that are complementary to our business.

COMMITMENTS, CONTRACTUAL OBLIGATIONS, AND OFF-BALANCE SHEET ARRANGEMENTS

     We have commitments that expire at various times through 2010. Operating lease commitments as of March 31, 2004 shown below are primarily for facility costs for our corporate headquarters, customer service, research and development and world-wide sales offices. Other contractual obligations primarily consist of minimum guaranteed payments to a software service provider for various development projects (in thousands).

                                                  PAYMENTS DUE BY PERIOD
                                                  ----------------------
                                            LESS THAN                            AFTER 5
CONTRACTUAL OBLIGATION           TOTAL       1 YEAR     1-3 YEARS   4-5 YEARS     YEARS
                               ----------   ---------   ---------   ---------   ----------
Operating leases...........    $   11,578   $   5,185   $   5,464   $     929   $       --
                               ----------   ---------   ---------   ---------   ----------
                               $   11,578   $   5,185   $   5,464   $     929   $       --
                               ==========   =========   =========   =========   ==========

    Included in the operating lease commitments above is approximately $520,000 related to excess facilities which have been accrued in purchase accounting related to our acquisitions and are payable through April 2006.

    We incurred total operating lease expense, primarily related to certain facilities and equipment under non-cancelable operating leases, of $790,000 for the quarter ended March 31, 2004.

     In April 2002, we entered into an agreement with a system integrator to assist us in the development and launch of one of our products. Under the terms of the agreement, in consideration for the system integrator's time in assisting with the development of the product, we agreed to promote the system integrator as an integrator of the developed product. Our obligation under the agreement will be considered satisfied once the system integrator receives consulting revenues totaling approximately $3.9 million from our customers, or by May 2004, whichever occurs first. In the event that we recommend a competitor of the system integrator to perform the integration work for a customer, we could potentially owe a royalty to the system integrator based on the net license fee. As of March 31, 2004, no royalties were due under this agreement to the system integrator.

     In February 2004, we entered into an agreement with a software service provider located in India under which we have guaranteed to pay this software service provider a minimum of $4.0 million annually for various product development projects. The initial term of this agreement expires in December 2004. The agreement provides for an annual renewal upon the agreement of both parties. During the quarter ended March 31, 2004, $1.2 million had been paid to this software service provider.

    We enter into standard indemnification agreements with our business partners and customers in our ordinary course of business. Pursuant to these agreements, we agree to repair or replace the product, pay royalties for a right to use, or reimburse the indemnified party for actual damages awarded by a court against the indemnified party for a intellectual property infringement claim by a third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2004.

    We enter into standard indemnification agreements with our customers whereby we indemnify them for certain damages, such as personal property damage, which may be caused in connection with consulting services performed at a customer location by our employees or our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2004.

    We generally warrant for ninety days from delivery to a customer that our software products will perform free from material errors which prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards. We have never incurred significant expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2004.

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

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

    We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from these expressed in forward-looking statements made by us or on our behalf in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the Securities and Exchange Commission.

ALTHOUGH WE ARE NOW PROFITABLE, WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST AND MAY NOT CONTINUE TO BE PROFITABLE IN THE FUTURE.

    In recent years, we have incurred substantial operating losses. While we recently returned to profitability on a quarterly basis, we cannot predict if we will maintain profitability for any substantial period of time. To sustain operating profitability on a quarterly and annual basis, we will need to continue to increase our revenues, particularly our license revenues. Failure to maintain levels of profitability as expected by investors may adversely affect the market price of our common stock. We had an accumulated deficit of $109.7 million as of March 31, 2004.

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

         -        our ability to obtain follow-on sales from existing customers;

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

         -        integration issues with acquired technology and businesses;
                  and

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

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO MARKET OUR PRODUCTS AND RELATED SERVICES SUCCESSFULLY.

    Our revenues are primarily generated from the sale of perpetual licenses for our proprietary SiteMinder, IdentityMinder Web Edition, IdentityMinder eProvision, TransactionMinder and related services. Broad market acceptance of our products will depend on the continued development of a market for identity and access management, the education of our customers on the use of business software applications in general and the relevance of our products specifically. Market acceptance of our products, and customer demand for the services they provide, may not develop.

    We have released several new product offerings in the past 18 months. If we fail to gain market acceptance for these products, our business, operating results and financial position could be materially adversely affected. Additionally, with the continued constraints in information technology spending in all industries we will need to be successful in conveying the value of our products to customers who may be hesitant to replace a "homegrown" system due to the costs involved with switching to a purchased solution.

    Our ability to succeed in the market for our products depends in part on our ability to provide support services on a 24 hour per day, seven day per week basis. Any damage or disruptions to our service centers, including our service centers in Malaysia and Israel, whether as a result of employee attrition, acts of terrorism, language barriers, or some other cause, could seriously impact our ability to provide the necessary service to our customers and fulfill our service contracts.

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

    As we continue to release new versions of our existing software, we may be required to assist customers in migrating to the latest version once we announce the end of life of the previous version. Additionally, we may be required to assist Business Layers customers in migrating to more standardized versions of the provisioning product. We could be adversely affected if we experience significant migration issues and a decline in customer satisfaction related to such transitions.

OUR ACQUISITION OF BUSINESS LAYERS AND OTHER COMPANIES MAY INCREASE THE RISKS WE FACE.

    We recently acquired Business Layers. In the future, we may pursue other acquisitions to obtain complementary products, services and technologies. These acquisitions may not produce the revenues, earnings or business synergies that we anticipate, and an acquired product, service or technology might not perform as we expect. In pursuing any acquisition, our management could spend a significant time and effort in identifying and completing the acquisition. We will have to devote significant management resources to integrate with our existing businesses the business we acquired from Business Layers and any other business we might acquire. We might not be able to successfully transfer the knowledge of the employees or integrate the operations of acquired businesses, including Business Layers. As a result of acquisitions, we might assume contracts and other agreements that subject us to burdensome liabilities, including obligations to indemnify third parties, or impose unfavorable terms on us, including significant royalty obligations and termination fees. We may not be able to renegotiate these agreements. To pay for an acquisition, we might use our stock or cash. Alternatively, we might borrow money from a bank or other lender. If we use our stock, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity will be reduced.

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

WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

    The market for identity and access management is highly competitive. We expect the level of competition to increase as a result of the anticipated growth of the identity and access management market. Our primary competitor in the identity and access management market is the Tivoli Division of IBM. We also compete against traditional security and software companies, such as Oblix, RSA and Novell, and stack vendors such as Sun MicroSystems. In addition, a number of other security and software companies, including appliance vendors, are beginning to offer products that may compete with our identity and access management solution. Competition may also develop as the market matures and other companies begin to offer similar products, and as our product offerings expand to other segments of the marketplace. We also face competition from Web development professional services organizations. We expect that additional competitors will emerge in the future. Current and potential competitors have established, or may in the future establish, cooperative selling relationships with third parties to increase the distribution of their products to the marketplace. Accordingly, it is possible that new competitors may emerge and acquire significant market share. If we fail to establish our leadership in the identity and access management market we may not be able to compete effectively. It is possible that current and potential competitors may attempt to hire our employees and although we have non-compete agreements in place with most of our employees they may or may not be enforceable. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Today, many of our competitors have shorter operating histories and fewer financial and technical resources than we have. In addition, these smaller competitors have smaller customer bases. Some of our competitors, however, are larger companies who have large financial resources, well-established development and support teams, and large customer bases. These larger competitors may initiate pricing policies that would make it more difficult for us to maintain our competitive position against these companies. It is also possible that current and potential competitors may be able to respond more quickly to new or emerging technologies or customer requirements, resulting in increased market share. If, in the future, a competitor chooses to bundle a competing point product with other applications within a suite, the demand for our products might be substantially reduced. Because of these factors, many of which are outside of our control, we may be unable to maintain or enhance our competitive position against current and future competitors.

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

WE RELY ON THIRD PARTY TECHNOLOGY TO ENHANCE OUR PRODUCTS.

    We incorporate into our products software licensed from third party software companies that enhances, enables or provides functionality for our products and, therefore, we need to create relationships with third parties, including some of our competitors, to ensure that our products will interoperate with the third parties' products. Third party software may not continue to be available on commercially reasonable terms or with acceptable levels of support or functionality, or at all. Failure to maintain those license arrangements, failure of the third party vendors to provide updates, modifications or future versions of their software or defects and errors in or infringement claims against those third party products could delay or impair our ability to develop and sell our products and potentially cause us to incur additional costs. Third party products are also incorporated into the provisioning products that we recently acquired from Business Layers. We expect to renegotiate some of the terms of the licensing arrangements for these products. There can be no assurance that we will be able to renegotiate those agreements on commercially favorable terms. In addition, if we discover that third party products are no longer available as a result of changes in a third party's operations or financial position, there can be no assurance that we would be able to offer our product without substantial reengineering, or at all.

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

OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT TO PREDICT OUR QUARTERLY OPERATING RESULTS.

    The length of our sales cycle varies depending on the size, type and complexity of the customer contemplating a purchase, whether we have conducted business with a potential customer in the past and the size of the deal. In addition, some of our customers may also need to invest substantial resources and modify their computer network infrastructures to take advantage of our products. As a result, these potential customers frequently need to obtain approvals from multiple decision makers prior to making purchase decisions, a process that has been, at times, further lengthened as a result of market conditions surrounding technology spending. Our long sales cycle, which can range from several weeks to several months or more, makes it difficult to predict the quarter in which sales will occur. Delays in sales could cause significant variability in our revenues and operating results for any particular quarterly period. Our sales cycle is subject to a number of uncertainties such as:

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

OUR FAILURE TO EFFECTIVELY MANAGE CHANGES IN THE BUSINESS ENVIRONMENT IN WHICH WE OPERATE COULD HARM OUR BUSINESS.

    Our failure to effectively manage changes in the business environment in which we operate could have a material adverse effect on the quality of our products, our ability to retain key personnel and our business, operating results and financial condition. In the past, we have experienced periods of rapid growth as well as periods of economic slowdown which have resulted in reductions in workforce. Both of these situations have placed a significant strain on our resources. We may experience similar changes in the future. Additionally, we may experience disruptions as a result of attacks from electronic viruses which could result in reduced productivity. To effectively manage changes in the business environment in which we operate we must maintain and enhance our financial and accounting systems and controls, maintain the security of our infrastructure, maintain our ability to retain key personnel, integrate new personnel and manage operations.

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

AS WE CONTINUE TO OPERATE IN INTERNATIONAL MARKETS, WE WILL FACE CONTINUED RISKS TO OUR SUCCESS.

    We operate in several international markets, including Israel as a result of our recent acquisition of Business Layers. Our international operations are subject to increased regulatory, economic and political risks. We have limited experience in international markets and we cannot be sure that our continued expansion into global markets will be successful. In addition, we will face increased risks in conducting business internationally, including the ability to develop, market and distribute localized versions of our products in a timely manner or at all. These risks could reduce demand for our products and services, increase the prices at which we can sell our products and services or otherwise have an adverse effect on our success in international markets. If we are not successful in increasing our international revenues we may experience an adverse affect on our operating results. Among the risks related to international operations we believe are most likely to affect us are:

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

    We were unable to obtain Arthur Andersen's consent to include its report with respect to our audited consolidated financial statements as of and for the year ended December 31, 2001 in our Annual Reports on Form 10-K for the years ended December 31, 2003 and 2002. Rule 437a under the Securities Act of 1933, or the Securities Act, permits us to dispense with the requirement to file Arthur Andersen's consent. As a result, you may not have an effective remedy against Arthur Andersen in connection with a material misstatement or omission with respect to our audited consolidated financial statements. In addition, even if you were able to assert such a claim, as a result of its conviction and other lawsuits, Arthur Andersen may fail or otherwise have insufficient assets to satisfy claims made by investors or by us that might arise under federal securities laws or otherwise relating to any alleged material misstatement or omission with respect to our audited consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

    In the quarter ended March 31, 2004, we generated approximately 22% of our revenues outside of the United States. International sales are typically denominated in U.S. dollars. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Translation gains and (losses) (which were $119,000 as of March 31, 2004) are deferred and accumulated as a separate component of stockholders' equity (accumulated other comprehensive income (loss)). Net gains and (losses) resulting from foreign exchange transactions, which were $24,700 for the quarter ended March 31, 2004, are included in other income, net in the accompanying condensed consolidated statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. dollar as of March 31, 2004 would not have a material impact on our results of operations for the quarter ended March 31, 2004.

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

    Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. However, due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the quarter ended March 31, 2004 would have decreased by less than $100,000. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The same 100 basis point change in interest rates would not have a material impact on the fair value of the investment portfolio. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

    Our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of March 31, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to Netegrity, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

    No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

EXHIBIT
ITEM NO.                                   ITEM AND REFERENCE
--------    --------------------------------------------------------------------------------
 10.1*      Software Services Agreement by and between Infosys Technologies Limited and Netegrity, Inc., entered into on December 18, 2000, as amended.

 31.1       Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.

 31.2       Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Treasurer.

 32.1       Section 1350 Certification of President and Chief Executive Officer.

 32.2       Section 1350 Certification of Chief Financial Officer and Treasurer.


*   Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

    On January 9, 2004, we filed a Current Report on Form 8-K dated December 30, 2003 reporting under Item 2, Acquisition or Disposition of Assets, that we had completed our acquisition of Business Layers, Inc.

    On February 6, 2004, we filed Amendment No. 1 to the Current Report on Form 8-K dated December 30, 2003 and filed on January 9, 2004, filing under Item 7, Financial Statements, Unaudited Pro Forma Financial Information and Exhibits, consolidated financial statements of Business Layers, Inc. and unaudited pro forma combined financial information of Netegrity giving effect to the acquisition of Business Layers.

    On February 17, 2004, we filed a Current Report on Form 8-K dated February 17, 2004, reporting under Item 5, Other Events and Required Regulation FD Disclosure, that we had issued a press release announcing the appointment of Sandra England Bergeron to our Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NETEGRITY, INC.

Date: May 7, 2004                 By: /s/ Barry N. Bycoff
                                      ------------------------------------------
                                      Barry N. Bycoff
                                      President, Chief Executive Officer,
                                      Director and Chairman of the Board

Date: May 7, 2004                 By: /s/ Regina O. Sommer
                                      ------------------------------------------
                                      Regina O. Sommer
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)