Form 10-Q
period 2004-06-30
NETEGRITY INC
filed 2004-08-03
CIK 840824

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

As of July 30, 2004 there were 38,305,973 shares of Common Stock outstanding, exclusive of treasury shares.

                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003 (unaudited)..   3
        Condensed Consolidated Statements of Operations for the three months ended June 30, 2004
        and 2003 (unaudited).........................................................................   4
        Condensed Consolidated Statements of Operations for the six months ended
        June 30, 2004 and 2003 (unaudited)...........................................................   5
        Condensed Consolidated Statements of Cash Flows for the six months ended
        June 30, 2004 and 2003 (unaudited)...........................................................   6
        Notes to Condensed Consolidated Financial Statements.........................................   7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........   13
Item 3. Quantitative and Qualitative Disclosures About Market Risk...................................   29
Item 4. Controls and Procedures......................................................................   29
PART II OTHER INFORMATION............................................................................   30
Item 4. Submission of Matters to a Vote of Security Holders..........................................   30
Item 6. Exhibits and Reports on Forms 8-K............................................................   30
SIGNATURES...........................................................................................   31

                         PART I. - FINANCIAL INFORMATION

                                 NETEGRITY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           JUNE 30,     DECEMBER 31,
                                                                             2004           2003
                                                                        ------------    ------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents............................................  $     22,961    $     20,123
 Short-term available-for-sale securities.............................        44,244          51,557
 Accounts receivable--trade, net of allowances of $1,063 at
  June 30, 2004 and $829 at December 31, 2003.........................        20,584          14,340
 Prepaid expenses and other current assets............................         3,555           2,513
 Restricted cash......................................................            --             538
                                                                        ------------    ------------
  Total Current Assets................................................        91,344          89,071
Long-term available-for-sale securities...............................        21,805          19,401
Property and equipment, net...........................................         4,639           4,848
Restricted cash.......................................................         1,337             767
Goodwill..............................................................        34,503          34,503
Other intangible assets, net..........................................         6,480           7,500
Other assets..........................................................         1,094           1,134
                                                                        ------------    ------------
  Total Assets........................................................  $    161,202    $    157,224
                                                                        ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable--trade............................................... $      3,100    $      1,415
 Accrued compensation and benefits....................................         5,558           5,947
 Other accrued expenses...............................................         7,786          16,273
 Deferred revenue.....................................................        23,632          18,503
                                                                        ------------    ------------
  Total Current Liabilities...........................................        40,076          42,138
                                                                        ------------    ------------
Commitments and Contingencies
STOCKHOLDERS' EQUITY:
Common stock, voting, $.01 par value; 135,000 shares authorized;
 38,288 shares issued and 38,250 shares outstanding at June 30,
 2004; 37,577 shares issued and 37,539 shares outstanding at
 December 31, 2003....................................................           383             375
Additional paid-in capital............................................       229,044         226,019
Accumulated other comprehensive loss .................................          (337)           (137)
Accumulated deficit...................................................      (107,781)       (110,971)
Loan to officer.......................................................           (99)           (116)
                                                                        ------------    ------------
                                                                             121,210         115,170
Less--Treasury stock, at cost: 38 shares..............................           (84)            (84)
                                                                        ------------    ------------
Total Stockholders' Equity............................................       121,126         115,086
                                                                        ------------    ------------
Total Liabilities and Stockholders' Equity............................  $    161,202    $    157,224
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

                                 NETEGRITY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          FOR THE THREE MONTHS
                                                             ENDED JUNE 30,
                                                       -------------------------
                                                          2004           2003
                                                       ----------     ----------
Revenues:
 Software licenses.................................    $   13,585     $   10,714
 Services..........................................        10,344          7,500
 Other.............................................           392            650
                                                       ----------     ----------
  Total revenues...................................        24,321         18,864
                                                       ----------     ----------
Cost of Revenues:
 Cost of software licenses.........................           227            376
 Non-cash cost of software licenses................           510          2,699
 Cost of services..................................         3,532          2,760
 Cost of other.....................................           301            390
                                                       ----------     ----------
  Total cost of revenues...........................         4,570          6,225
                                                       ----------     ----------
Gross profit.......................................        19,751         12,639
Selling, general and administrative expenses.......        12,118         10,493
Research and development expenses..................         5,862          5,036
                                                       ----------     ----------
Income (loss) from operations......................         1,771         (2,890)
Other income, net..................................           287            417
                                                       ----------     ----------
Income (loss) before provision for income taxes....         2,058         (2,473)
Provision for income taxes.........................           153             59
                                                       ----------     ----------
Net income (loss)..................................    $    1,905     $   (2,532)
                                                       ==========     ==========
Net income (loss) per share:
  Basic and diluted................................    $     0.05     $    (0.07)
Weighted average shares outstanding:
  Basic............................................        37,985         34,416
  Diluted..........................................        40,789         34,416

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 NETEGRITY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          FOR THE SIX MONTHS
                                                            ENDED JUNE 30,
                                                       -------------------------
                                                          2004           2003
                                                       ----------     ----------
Revenues:
 Software licenses.................................    $   26,442     $   19,132
 Services..........................................        19,868         15,129
 Other.............................................         1,046          1,281
                                                       ----------     ----------
  Total revenues...................................        47,356         35,542
                                                       ----------     ----------
Cost of Revenues:
 Cost of software licenses.........................           541            867
 Non-cash cost of software licenses................         1,020          5,398
 Cost of services..................................         6,662          5,748
 Cost of other.....................................           720            752
                                                       ----------     ----------
  Total cost of revenues...........................         8,943         12,765
                                                       ----------     ----------
Gross profit.......................................        38,413         22,777
Selling, general and administrative expenses.......        23,655         20,989
Research and development expenses..................        11,848          9,910
                                                       ----------     ----------
Income (loss) from operations......................         2,910         (8,122)
Other income, net..................................           609            791
                                                       ----------     ----------
Income (loss) before provision for income taxes....         3,519         (7,331)
Provision for income taxes.........................           328             59
                                                       ----------     ----------
Net income (loss)..................................    $    3,191     $   (7,390)
                                                       ==========     ==========
Net income (loss) per share:
  Basic and diluted................................    $     0.08     $    (0.22)
Weighted average shares outstanding:
  Basic............................................        37,798         34,367
  Diluted..........................................        40,841         34,367

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         FOR THE  SIX MONTHS
                                                                           ENDED JUNE 30,
                                                                     -------------------------
                                                                        2004           2003
                                                                     ----------     ----------
OPERATING ACTIVITIES:
Net income (loss)................................................    $    3,191     $   (7,390)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
 Depreciation and amortization...................................         2,634          7,650
 Provision for doubtful accounts.................................           462            190
 Non-cash interest expense.......................................           867            238
 Gain on sale of marketable securities...........................           (22)           (41)
Changes in operating assets and liabilities:
 Accounts receivable - trade.....................................        (6,139)         5,171
 Prepaid expenses and other current assets.......................          (611)           550
 Other assets....................................................           270              4
 Accounts payable - trade........................................         1,685            515
 Accrued compensation and benefits...............................          (389)        (1,017)
 Other accrued expenses..........................................          (919)           (31)
 Deferred revenue................................................         5,128          1,802
                                                                     ----------     ----------
Net cash provided by operating activities........................         6,157          7,641
                                                                     ----------     ----------
INVESTING ACTIVITIES:
Proceeds from sales of marketable securities.....................        21,243         17,577
Proceeds from maturities of marketable securities................        12,607         12,407
Purchases of marketable securities...............................       (30,135)       (48,924)
Purchases of property and equipment..............................        (1,405)        (1,444)
Cash used for acquisition, net of cash acquired..................        (8,255)            --
Restricted cash..................................................          (570)           307
                                                                     ----------     ----------
Net cash used for investing activities...........................        (6,515)       (20,077)
                                                                     ----------     ----------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans.........         3,032            484
Proceeds from repayment of loan to officer.......................            17             --
                                                                     ----------     ----------
Net cash provided by financing activities........................         3,049            484
                                                                     ----------     ----------
Effect of exchange rate changes on cash and cash equivalents.....           147              6
                                                                     ----------     ----------
Net change in cash and cash equivalents..........................         2,838        (11,946)
Cash and cash equivalents at beginning of period.................        20,123         25,707
                                                                     ----------     ----------
Cash and cash equivalents at end of period.......................    $   22,961     $   13,761
                                                                     ==========     ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 NETEGRITY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation

      The accompanying unaudited condensed consolidated financial statements include the accounts and operations of Netegrity, Inc. and its wholly owned subsidiaries ("Netegrity", "we" or "our") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and thus should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed on March 1, 2004. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results expected for the remainder of the year ending December 31, 2004.

      All significant intercompany accounts and transactions have been eliminated in consolidation.

(b) Revenue Recognition

      Our revenues are primarily generated from the sale of perpetual licenses for our proprietary SiteMinder, IdentityMinder Web Edition, IdentityMinder eProvision and TransactionMinder products and related services. We generate our services revenues from consulting and training services performed for customers and from the maintenance and support of our products. As described below, significant management judgments and estimates must be made and used in connection with the revenues recognized in any accounting period. Management analyzes various factors in making these judgments and estimates, including specific terms and conditions of a transaction, historical experience, credit worthiness of customers and current market and economic conditions. Changes in judgments based upon these factors could impact the timing and amount of revenues and cost recognized.

      We generally license our software products on a perpetual basis. We apply the provisions of Statement of Position No. 97-2, "Software Revenue Recognition," as amended by Statement of Position No. 98-9, "Software Revenue Recognition, with Respect to Certain Transactions," to all transactions involving the sale of software products. We recognize revenues from the sale of software licenses when persuasive evidence of an arrangement exists, the product has been delivered, the fees are fixed or determinable and collection of the resulting receivable is reasonably assured. This policy is applicable to all sales, including sales to resellers and end users. We typically do not offer a right of return on our products.

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

(d) Restricted Cash

      Long term restricted cash represents two time deposits held at financial institutions. One, in the amount of $771,000, is held in connection with the lease of the Company's office space and has an expiration date of August 2004; however it has a clause that provides that the time deposit will be automatically renewed. The other in the amount of $566,000, which is held in connection with a prepaid maintenance contract, has an expiration date of December 2012 and is reduced ratably over the term of the contract.

(e) Marketable Securities

      Investments, which primarily consist of debt securities, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" issued by the Financial Accounting Standards Board (FASB). Pursuant to the provisions of SFAS No. 115, the Company has classified its investment portfolio as "available-for-sale". "Available-for-sale" securities include debt securities that are being held for an unspecified period of time and may be used for liquidity or other corporate purposes and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported as a separate component of accumulated other comprehensive income (loss) in stockholders' equity, net of related taxes.

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

      Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to non-cash cost of software. Based on the Company's product development process, technological feasibility is established upon completion of all planning, designing, coding and testing activities. Such costs are amortized over the estimated life of the product. During the three and six months ended June 30, 2004, costs incurred by the Company between completion of all planning, designing, coding and testing activities and the point at which the product is ready for general release were insignificant and, therefore, no such costs have been capitalized during this time period.

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

(h) Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities held as "available-for-sale". The components of comprehensive income (loss) were as follows (in thousands):

                                                           FOR THE THREE         FOR THE SIX
                                                           MONTHS ENDED         MONTHS ENDED
                                                             JUNE 30,             JUNE 30,
                                                      -------------------  ---------------------
                                                         2004      2003       2004       2003
                                                      ---------  --------  ----------  ---------
Net income (loss)...................................  $   1,905  $ (2,532) $    3,191  $  (7,390)
Net unrealized holding loss arising during
  the period, net of related tax effects............       (456)      (60)       (325)       (53)
Reclassification adjustment for net realized gains
  included  in net income  (loss) net of related  tax
effects.............................................         (2)      (42)        (22)       (41)
                                                      ---------  --------  ----------  ---------
                                                           (458)     (102)       (347)       (94)
Net unrealized foreign currency translation
  adjustment   arising   during  the  period  net  of
related tax effects.................................        (21)       16         147          5
                                                      ---------  --------  ----------  ---------
Comprehensive income (loss).........................  $   1,426 $  (2,618) $    2,991 $   (7,479)
                                                      ========= =========  ========== ==========

      The components of accumulated other comprehensive income (loss) as of June 30, 2004 and December 31, 2003 were as follows (in thousands):

                                                               JUNE 30, 2004    DECEMBER 31, 2003
                                                               -------------    -----------------
Net unrealized holding loss..............................        $  (435)           $   (88)
Net unrealized foreign currency translation adjustment...             98                (49)
                                                                 -------            -------
Accumulated other comprehensive loss.....................        $  (337)           $  (137)
                                                                 =======            =======

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

                                                        FOR THE THREE            FOR THE SIX
                                                        MONTHS ENDED            MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                   ----------------------  ----------------------
                                                      2004        2003         2004        2003
                                                   ----------  ----------  ----------  ----------
Net income (loss)..............................    $    1,905  $   (2,532) $    3,191  $   (7,390)
                                                   ----------  ----------  ----------  ----------
Basic weighted average shares outstanding......        37,985      34,416      37,798      34,367
Dilutive effect of stock options and warrants..         2,804           -       3,043           -
                                                   ----------  ----------  ----------  ----------
Diluted shares outstanding.....................        40,789      34,416      40,841      34,367
                                                   ==========  ==========  ==========  ==========
Basic and diluted EPS..........................    $     0.05  $    (0.07) $     0.08  $    (0.22)

      Outstanding options to purchase a total of approximately 1.8 million and
1.7 million shares of common stock for the three and six months ended June 30, 2004, respectively, and a total of 344,000 and 1.2 million shares of common stock for the three and six months ended June 30, 2003, respectively, were excluded in the computation of diluted EPS because the effect on EPS was anti-dilutive.

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

                                                             FOR THE THREE          FOR THE SIX
                                                             MONTHS ENDED          MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                        --------------------   ---------------------
                                                           2004       2003        2004       2003
                                                        ----------  --------   ----------  ---------
Net income (loss), as reported........................  $   1,905   $  (2,532) $   3,191   $  (7,390)
Add: Stock-based employee compensation expense not
included in reported net income (loss), net of
related tax effects......  ...........................     (2,060)     (4,147)    (3,986)     (7,023)
                                                        ---------   ---------  ---------   ---------
Pro-forma net loss....................................  $    (155)  $  (6,679) $    (795)  $ (14,413)
                                                        =========   =========  =========   =========
Earnings (loss) per share:
  Basic and diluted--as reported......................  $    0.05   $   (0.07) $    0.08   $   (0.22)
  Basic and diluted--pro-forma........................  $    0.00   $   (0.19) $   (0.02)  $   (0.42)

      At the annual meeting of stockholders held in May 2004, the Company's stockholders approved the 2004 Stock Incentive Plan (the "2004 Plan") pursuant to which 4.0 million shares of common stock are reserved for issuance to the Company's or it's subsidiaries' employees, officers, directors, consultants and advisors. The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, stock appreciation rights and other stock based awards.

(k) Recent Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board (FASB) FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, which was issued in January 2003. Before concluding that it is appropriate to apply the voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity or a special purpose entity. FIN 46R became effective in March 2004 and the adoption of this statement did not have a material impact on the Company's financial position or results of operations.

      In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share." Statement 128 indicates that participating securities should not be included in basic earnings per share (EPS), if the effect is dilutive, using either the two-class method or the if-converted method. The issue is how to determine whether a security should be considered a "participating security" for purposes of computing EPS and how earnings should be allocated to a participating security when using the two-class method for computing basic EPS. The consensus is effective for reporting periods beginning after March 31, 2004. The adoption of this Issue during the second quarter of 2004 did not have a material impact on the Company's financial position or results of operations.

      In April 2004, the FASB issued FASB Staff Position No. 129-1,
"Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities", which indicates that FASB Statement No. 129 applies to all contingently convertible securities, including those with contingent conversion requirements that have not been met and are not otherwise required to be included in the computation of dilute EPS in accordance with FASB Statement No. 128 Earnings Per Share. This staff position became effective in April 2004 and the adoption of this position did not have a material impact on the Company's financial position or results of operations.

NOTE 2: Acquisition

Business Layers

      On December 30, 2003, the Company acquired Business Layers, Inc., a Delaware corporation (Business Layers) and a provider of provisioning solutions, through a merger of Business Layers and a subsidiary of the Company. In conjunction with the acquisition, Business Layers became a wholly-owned subsidiary of the Company. The aggregate consideration of $42.5 million included approximately $15.0 million in cash, reimbursement of $920,000 in acquisition costs and 2,556,940 shares of the Company's common stock valued at approximately $26.6 million. A portion of the purchase price consideration, comprised of approximately 358,000 shares of Netegrity common stock and approximately $400,000 of cash, has been placed in escrow for up to one year from the acquisition date to secure the indemnification obligations of certain former employees and the stockholders of Business Layers under the merger agreement. The acquisition was accounted for using the purchase method of accounting. The results of operations of Business Layers from the acquisition date are included in the Company's consolidated results of operations for the three and six months ended June 30, 2004.

      In connection with the acquisition, the Company initiated an overall integration plan that included the elimination of redundant headcount and facilities. The Company accrued approximately $1.4 million of costs related to the integration plan, consisting of approximately $545,000 of facilities costs and approximately $888,000 for planned workforce reductions primarily of duplicative selling, general and administrative employees. The Company paid the majority of these costs during the six months ended June 30, 2004, although the facilities costs will not be paid in full until April 2006.

      The Company engaged a third-party appraiser to conduct a valuation of the intangible assets and to assist in the determination of useful lives for such assets. Based on the appraisal, approximately $7.5 million of the purchase price was allocated to developed technology and $3.8 million was allocated to in-process research and development, which was expensed upon closing of the transaction. The amount allocated to developed technology is being amortized over its estimated useful life ranging from two to five years. Amortization expense was $510,000 and $1.0 million for the three and six months ended June 30, 2004, respectively. Accumulated amortization as of June 30, 2004 was $1.0 million.

      The valuation of in-process research and development was determined using the income method. Revenue and expense projections for the in-process research and development project were prepared by management. The value was determined using the present value of the cash flows from the projections using a 30% discount rate. As of June 30, 2004, the technologies under development were completed.

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

NOTE 3: OPERATING SEGMENTS AND GEOGRAPHICAL INFORMATION

      Based on the information provided to the Company's chief operating decision maker for purposes of making decisions about allocating resources and assessing performance, the Company's continuing operations have been classified into a single segment. The Company primarily operates in the United States, Europe, the Middle East and Asia Pacific. Revenues (based on the location of the customer) and long-lived assets by geographic region are as follows (in thousands):

                                       FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                          ENDED JUNE 30,               ENDED JUNE 30,
                                    ------------------------     -------------------------
                                       2004          2003           2004           2003
                                    ----------    ----------     ----------     ----------
Revenues:
  United States of America......    $   14,934    $   15,163     $   32,812     $   27,243
  Europe and the Middle East....         8,306         1,256         11,708          4,726
  Asia Pacific..................           857         2,416          1,991          3,365
  Canada........................           224            29            845            208
                                    ----------    ----------     ----------     ----------
  Total.........................    $   24,321    $   18,864     $   47,356     $   35,542
                                    ==========    ==========     ==========     ==========

                                    JUNE 30,    DECEMBER 31,
                                   ----------   ------------
                                      2004          2003
                                   ----------   ------------
Long-Lived Assets:
  United States of America......   $   44,987    $   46,365
  Europe and the Middle East....        1,592         1,407
  Asia Pacific..................          135           211
  Canada........................            2             2
                                   ----------    ----------
  Total.........................   $   46,716    $   47,985
                                   ==========    ==========

NOTE 4: RELATED PARTY TRANSACTIONS

LOAN TO OFFICER

      The condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003 include $99,000 and $116,000, respectively, in a loan to an officer of Netegrity issued in connection with the exercise of stock options in 1996. The loan is reflected as a reduction of stockholders' equity in the accompanying condensed consolidated balance sheets. The loan is payable upon demand and bears interest at 7% per annum. The loan was originally represented by a secured note; however, in May 2002, the note was amended such that it became a full recourse unsecured note.

MARKETING SERVICES

      During the three and six months ended June 30, 2004 the Company paid approximately $30,000 and $63,000, respectively, and during the three and six months ended June 30, 2003, the Company paid approximately $37,000 and $42,000, respectively, to a company for marketing services. The principal shareholder of that Company is the son-in-law of a former member of the Company's Board of Directors, whose term expired in May 2004. The Company has similar arrangements with other marketing services firms and believes the arrangement was entered into on substantially the same terms and conditions as its arrangements with such other firms.

SOFTWARE LICENSE AGREEMENT

      On June 30, 2004 the Company entered into a software license agreement with a third party under which the Company purchased software for its internal use. The Vice President of Client Services of this third party is the brother of an officer of Netegrity. The Company has similar arrangements with other software providers and believes the arrangement was entered into on substantially the same terms and conditions as its arrangements with such other firms.

NOTE 5: COMMITMENTS AND CONTINGENCIES

      The Company has commitments that expire at various times through 2010. Non-cancelable operating leases shown below are primarily for facility costs for the Company's corporate headquarters, customer service, research and development and world-wide sales offices. Other contractual obligations shown below primarily consist of minimum guaranteed payments to a software service provider for various development projects. (In thousands)

2004 (six months ending) ......   $   3,294
2005...........................       2,630
2006...........................       2,328
2007...........................       2,223
2008...........................       1,389
Thereafter.....................         712
                                  ---------
                                  $  12,576

      Included in the operating lease commitments above is approximately $397,000 related to excess facilities which have been accrued in purchase accounting related to the Company's acquisition of Business Layers and are payable through April 2006.

      The Company incurred total operating lease expense, primarily related to certain facilities and equipment under non-cancelable operating leases, of approximately $751,000 and $1.5 million for the three and six months ended June 30, 2004, respectively, and approximately $1.0 million and $2.0 million for the three and six months ended June 30, 2003, respectively.

      In April 2002, the Company entered into an agreement with a system integrator to assist the Company in the development and launch of one of its products. Under the terms of the agreement, as consideration for the system integrator's time in assisting with the development of the product, the Company agreed to promote the system integrator as an integrator of the developed product. The Company's obligation under the agreement would have been considered satisfied once the system integrator received consulting revenues totaling approximately $3.9 million from the Company's customers, or by the expiration date of this contract. This agreement expired in May 2004. No royalties were due to the system integrator under this agreement during its term.

      In August 2002, the Company entered into a five year non-cancelable operating lease for an office building for its corporate headquarters. The Company occupied the new facility in March 2003. In connection with the lease agreement, the Company delivered an irrevocable, unconditional, negotiable letter of credit in the amount of $771,000 as a security deposit.

      In February 2004, the Company entered into an agreement with a software service provider located in India under which the Company has guaranteed to pay this software service provider a minimum of $4.0 million annually for various product development projects. The initial term of this agreement expires in December 2004. As of June 30, 2004, approximately $2.3 million had been paid to this software service provider.

      In June 2004, the Company entered into a letter of credit with a financial institution. The letter of credit in the amount of $566,000, which is held in connection with a pre-paid maintenance contract, has an expiration date of December 2012 and is reduced ratably over the term of the contract.

      The Company enters into standard indemnification agreements with its business partners and customers in the ordinary course of business. Pursuant to these agreements, the Company agrees to repair or replace the product, pay royalties for a right to use, or reimburse the indemnified party for actual damages awarded by a court against the indemnified party for an intellectual property infringement claim by a third party with respect to products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2004.

      The Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for certain damages, such as personal property damage, which may be incurred in connection with consulting services performed at a customer location by the Company's employees or subcontractors. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

      The Company generally warrants for ninety days from delivery to a customer that its software products will perform free from material errors which prevent performance in accordance with user documentation. Additionally, the Company warrants that its consulting services will be performed consistent with generally accepted industry standards. The Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

      The Company has entered into employment and executive retention agreements with certain employees and executive officers which, among other things, include certain severance and change of control provisions. The Company has also entered into agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity.

      From time to time, The Company is involved in litigation relating to claims arising out of the Company's operations in the normal course of business. The Company is not presently a party to any legal proceedings, the adverse outcome of which, in the Company's opinion, would have a material adverse effect on the Company's results of operations or financial position.

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

      With Netegrity identity and access management products, companies are able to securely use the Web -- Internet, Intranet or Extranet -- to meet the information access needs of partners, suppliers, customers and employees. Netegrity solutions are designed to enable businesses to ensure that the right people have the right access to the right information across a variety of applications, business systems and computing architectures. This enables more business to be more securely conducted online, providing opportunities to improve customer service and productivity, increase sales of products and services and enhance business partnerships.

      We derive our revenues from our core products, SiteMinder, IdentityMinder Web Edition, IdentityMinder eProvision and TransactionMinder, which offer a single source solution for integrated, centralized identity management, user access and administration and account provisioning/de-provisioning. Our solution supports a broad range of technology environments, and aims to ensure that companies optimize their existing information technology investments while incorporating new technologies. We also offer various levels of consulting and support services that enable our customers to successfully implement our products in their organizations.

      Our products are generally sold on a perpetual license basis. Customers typically place an initial order for a limited number of users and purchase additional users as their need for our products within their enterprise increases. We believe that our product line synergies and the strength of our customer base create opportunities to sell additional products to existing customers. Customers also enter into an annual support agreement for their software license at the time of initial purchase and typically renew this support agreement annually. Our support agreement entitles customers to software license updates, telephone support and online support.

      We believe sales of our products will be driven by customers' desires for a comprehensive single-source identity access management solution whose key benefits include reduced costs by reducing information technology complexity, increased employee productivity, increased revenue potential by improving customer service online, expanded business opportunities by creating real-time business networks and support for regulatory compliance and risk mitigation. As a result, we expect that companies will spend their discretionary information technology dollars on technology that will help them drive revenue and reduce costs while mitigating risk. The combined impact of the high growth potential of the identity and access management market, our broadened product portfolio and the focus of our direct sales resources on larger companies in selected industries has enabled us to continue to drive business through our installed base while at the same time adding new customers. However, information technology spending continues to be modest and information technology budgets remained constrained, which has had and could continue to have a direct effect on the sale of our products. We believe that spending on technology will be moderate for the remainder of 2004 and we believe that as information technology spending increases from current levels our revenues will increase.

      Some of our products contain technology that is licensed from third parties. Our cost of software licenses consists primarily of royalty fees that we pay for the licensed technologies well as product fulfillment costs. Non Cash cost of software licenses include amortization of acquired software. Cost of services includes salaries and related expenses for our consulting, training and technical support services organizations, and the associated cost of training facilities.

      Our professional services group provides customers with project management, deployment, architecture and design, custom development services and training. Our customers typically pay for professional services at an hourly rate for the time it takes us to complete the project. We strive to maintain effective staffing levels and to limit the amount of turnover of our professional services staff. If we are not successful in maintaining effective staffing levels, our ability to achieve our service revenue and profitability objectives may be adversely affected.

      The majority of our sales are made directly with customers. Our direct sales to customers in countries outside of the United States are denominated in U.S. dollars and local currency, with the majority of our sales denominated in U.S. dollars. Our sales through indirect distribution channels are generally denominated in U.S. dollars. For countries outside of the United States, we generally pay our operating expenses in local currency. Where we do invoice customers in local currency, we are exposed to foreign exchange rate fluctuations from the time the contract is signed until collection occurs. We are also exposed to foreign currency fluctuations between the time we collect in U.S. dollars and the time we pay our operating expenses in local currency. Fluctuations in currency exchange rates could affect the profitability and cash flows in U.S. dollars of our products sold in international markets. To date, these fluctuations have not been significant.

      Our future revenues and operating results may also fluctuate from quarter to quarter based on the number and size of license deals and the size and scope of the professional service projects in which we are engaged. In addition, license revenues from a large customer deal may constitute a significant portion of our total revenues in a particular quarter. Any such deal may result in increased royalty payments and commission expenses. Any decline in our revenues will have a significant impact on our financial results, particularly because a significant portion of our operating costs, such as personnel, rent and depreciation, are fixed in advance of a particular quarter. As a result, despite cost savings realized to date, our costs for services personnel, sales and marketing and general and administrative could increase as a percentage of revenue, thereby adversely affecting our operating results.

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

      We believe there have been no significant changes in our critical accounting policies during the six months ended June 30, 2004 as compared to what was previously disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

      The following discussion reviews the results of operations for the three and six months ended June 30, 2004 (the "2004 Quarter" and "2004 Period", respectively) compared to the three and six months ended June 30, 2003 (the "2003 Quarter" and "2003 Period", respectively).

REVENUES ($ IN MILLIONS)

                                    THREE MONTHS ENDED
                                    ------------------
                          JUNE 30, 2004         JUNE 30, 2003
                       ------------------    -------------------
                               % OF TOTAL             % OF TOTAL      $ CHANGE       % CHANGE
                           $     REVENUES        $     REVENUES     2003 TO 2004   2003 TO 2004
                       -------   --------    -------   --------     ------------   ------------
Software licenses      $  13.6      56%      $  10.7       57%         $  2.9           27%
Services                  10.3      42%          7.5       40%            2.8           38%
Other                      0.4       2%          0.7        3%           (0.3)         (40)%
                       -------     ---       -------      ---          ------          ===
Total revenues         $  24.3     100%      $  18.9      100%         $  5.4           29%
                       =======     ===       =======      ===          ======          ===

                                     SIX MONTHS ENDED
                                     ----------------
                          JUNE 30, 2004         JUNE 30, 2003
                       ------------------    -------------------
                                % OF TOTAL            % OF TOTAL      $ CHANGE       % CHANGE
                           $     REVENUES        $     REVENUES     2003 TO 2004   2003 TO 2004
                       -------   --------    -------   --------     ------------   ------------
Software licenses      $  26.4      56%      $  19.1       54%         $  7.3           38%
Services                  19.9      42%         15.1       43%            4.8           31%
Other                      1.0       2%          1.3        3%           (0.3)         (18)%
                       -------     ---       -------      ---          ------          ---
Total revenues         $  47.3     100%      $  35.5      100%         $ 11.8           33%
                       =======     ===       =======      ===          ======          ===

      Revenues. The increase in total revenues in both the 2004 Quarter and the 2004 Period as compared to the same periods in the prior year was primarily due to increases in software license revenues from the sale of our SiteMinder product, as well as sales generated by our new product offerings, IdentityMinder Web Edition, IdentityMinder eProvision and TransactionMinder. In addition, in both the 2004 Quarter and the 2004 Period, we experienced increased revenues from the sale of our service offerings, which include consulting, training, maintenance and support. Overall, we saw a modest improvement in market conditions in the first half of 2004. The third quarter has historically been a slower quarter due to seasonality trends, particularly in Europe, however spending historically increases in the fourth quarter as customers spend their remaining fiscal budgets. We expect these trends to continue and therefore expect the growth in overall information technology spending for the remainder of 2004 to be moderate and we believe that as information technology spending increases from current levels our revenues will increase. We expect to continue to generate revenue from our SiteMinder product as we continue to enhance SiteMinder to meet changing market needs and continue to sell licenses for additional users to our existing customers. We also believe that our focus on becoming a leader in the identity and access management market with our new IdentityMinder Web Edition, IdentityMinder eProvision and TransactionMinder product offerings and continuing to leverage the relationships we have built with our partners to provide integration services directly to our customers will enable us to acquire new customers and sell these new products to our existing customers. Furthermore, we expect our revenue from our service offerings to increase as customers increase their demand for our specialized on-site support services and our professional services.

      Software license revenues increased in both the 2004 Quarter and 2004 Period as compared to the same periods in the prior year primarily due to the sale of our new product offerings. Software license revenues in the 2004 Quarter were driven by strong sales in Europe as we closed several large deals in Europe, including one that was in excess of $1.0 million. During the 2004 Quarter we closed 100 deals, 18 (or 18%) of which were with new customers. This compares to 88 deals closed in the 2003 Quarter, 28 (or 32%) of which were with new customers. The average deal size in the 2004 Quarter was $160,000 as compared to an average deal size of $144,000 in the 2003 Quarter. The increase in the number of deals and the average deal size was primarily due to the sale of our new products in general, and specifically, due to a single large transaction for the purchase of your complete line of products in the 2004 Quarter which was in excess of $1.0 million. Overall, during the 2004 Period we closed 205 deals, 46 (or 22%) of which were with new customers. This compares to 154 deals closed in the 2003 Period, 51 (or 33%) of which were with new customers. The average deal size in the 2004 Period was $153,000 as compared to an average deal size of $149,000 in the 2003 Period.

      Services revenues increased in both the 2004 Quarter and the 2004 Period as compared to the same periods in the prior year, primarily due to an increase in maintenance revenue and to a lesser extent an increase in consulting and training revenue. The increase in maintenance revenue of $2.1 million and $3.5 million in the 2004 Quarter and the 2004 Period, respectively, as compared to the same periods in the prior year is attributable (1) to an increase in the license revenue base, (2) a significant number of maintenance renewals by our existing customer base, some of which were delayed renewals from the fourth quarter of 2003 and the first quarter of 2004 and (3) an increase in the sale of our specialized, on-site support services. Consulting revenue increased by $600,000 and $900,000 in the 2004 Quarter and 2004 Period, respectively, as compared to the same periods in the prior year, primarily due to increased demand for our design in architecture services resulting in our higher utilization rates of our professional services employees. Training revenue increased by $100,000 and $300,000 in the 2004 Quarter and 2004 Period, respectively, as compared to the same periods in the prior year primarily due to increased focus on selling the value of our training courses to our new and existing customers, particularly our customers outside of the United Stated

      Other revenues, which are derived from our Firewall legacy business, decreased in both the 2004 Quarter and the 2004 Period as compared to the same periods in the prior year due to our decision during the 2004 Quarter to reallocate the resources previously used in this business in order to focus them on our core identity management business. While we plan to support the existing Firewall customers through the end of their current support term, we will no longer sell these products.

GROSS PROFIT ($ IN MILLIONS)

                                    THREE MONTHS ENDED
                                    ------------------
                            JUNE 30, 2004       JUNE 30, 2003
                          ------------------  -----------------
                                      GROSS              GROSS      $ CHANGE      % CHANGE
                              $     PROFIT %      $    PROFIT %   2003 TO 2004  2003 TO 2004
                          -------   --------  -------  --------   ------------  ------------
Gross profit - software
   licenses               $  12.8      95%    $   7.6     71%        $  5.2          68%
Gross profit - services       6.8      66%        4.7     63%           2.1          44%
Gross profit - other          0.1      23%        0.3     40%          (0.2)        (65)%
                          -------             -------                ------
Total gross profit        $  19.7      81%    $  12.6     67%        $  7.1          56%
                          =======     ===     =======    ===         ======         ===

                                      SIX MONTHS ENDED
                                      ----------------
                             JUNE 30, 2004       JUNE 30, 2003
                           -----------------   ----------------
                                     GROSS              GROSS      $ CHANGE      % CHANGE
                              $     PROFIT %      $    PROFIT %   2003 TO 2004  2003 TO 2004
                          -------   --------  -------  --------   ------------  ------------
Gross profit - software
   licenses               $  24.9      94%    $  12.9     67%        $ 12.0         93%
Gross profit - services      13.2      66%        9.4     62%           3.8         41%
Gross profit - other          0.3      31%        0.5     41%          (0.2)       (38)%
                          -------             -------                ------
Total gross profit        $  38.4      81%    $  22.8     64%        $ 15.6         69%
                          =======     ===     =======    ===         ======       ====

      Gross profit. Gross profit is calculated as revenues less cost of revenues. Cost of revenues includes, among other things, royalties due to third parties for technology included in our products, amortization of capitalized software, product fulfillment costs, salaries and related expenses for our consulting, education and technical support services organizations, and the associated cost of training facilities. Historically, we have realized overall gross profit margins of between 60% and 80%. The wide range in these percentages is the result of significant software amortization expenses being included in certain periods. Gross profit margins on license revenue in periods where there has not been significant amortization of capitalized software are typically in excess of 90% and gross profit margins on services revenue are typically in excess of 50%. Overall, we believe that the cost of revenues in dollars will increase slightly in the remainder of 2004 due to an increase in the cost of third party software products that enhance and enable additional functionality in our products, increased investment in our technical support organization and an increase in staff levels in our professional services organization. We expect that these increases will be partially offset by increases in revenues, and therefore, we anticipate gross profit margin to be approximately 77-80% for the remainder of 2004.

    The increase in gross profit on software licenses in both the 2004 Quarter and 2004 Period as compared to the same periods in the prior year is due to an increase in license revenue and a significant decrease in the cost of software licenses, which includes non-cash cost of software licenses. Non-cash cost of software licenses in the 2004 Quarter and 2004 Period decreased by approximately $2.2 million and $4.4 million, respectively, as compared to the same periods in the prior years due to the purchased software related to the portal technology, which was recorded in connection with the acquisition of Data Channel, being fully amortized as of June 30, 2003. The non-cash cost of software licenses was $2.7 million and $5.4 million in the 2003 Quarter and 2003 Period, respectively. This decrease was slightly offset by an increase in non-cash cost of software licenses related to the amortization of capitalized software acquired from Business Layers, Inc. These capitalized software assets are being amortized over their estimated useful lives of two to five years and resulted in non-cash cost of software licenses of $500,000 and $1.0 million in the 2004 Quarter and 2004 Period, respectively. We expect total amortization expense to be approximately $2.0 million in 2004. Overall, we expect that gross profits on software licenses will remain relatively consistent through the remainder of 2004.

      Gross profits on our services revenue are primarily driven by gross profits on maintenance and professional services revenue. We experienced an increase in gross profit on services revenues in both the 2004 Quarter and 2004 Period as compared to the same periods in the prior year as a result of an increase in service revenue with only a slight increase in the corresponding cost of providing these services. Although the cost of maintenance revenue did not increase as a result of the delayed renewals from the fourth quarter of 2003 and the first quarter of 2004, the cost did increase slightly due to an investment in the technical support organization during the second half of 2003 in order to enhance overall customer satisfaction. This increase was partially offset by a decrease in the cost of professional services revenue resulting from a reduction in the cost paid to third party consultants and the use of our system integrator partner relationships. We anticipate maintaining our historical gross profit percentage on maintenance revenue as we expect any increases in revenues will be partially offset by increases in our investment in the technical support organization. Conversely, we anticipate a decrease in the gross profit percentage of our professional services organization over the remainder of 2004 due to an anticipated increase in staff levels and a decrease in utilization rates of our professional service employees, which were atypically high in the first half of 2004. Overall, we expect this will result in a slight decrease in the gross profits on our services revenue through the remainder of 2004.

      Gross profits on Other, which is derived from our Firewall legacy business, decreased in both the 2004 Quarter and the 2004 Period as compared to the same periods in the prior year due to a decrease in revenue from this business attributable to our decision to reallocate the resources previously used in this business in order to focus them on our core identity management business. While we plan to support the existing Firewall customers through the end of their current support term, we will no longer sell these products.

OPERATING EXPENSES ($ IN MILLIONS)

                                            THREE MONTHS ENDED
                                            ------------------
                                  JUNE 30, 2004         JUNE 30, 2003
                               -------------------   ------------------
                                        % OF TOTAL            % OF TOTAL     $ CHANGE      % CHANGE
                                  $      REVENUES       $      REVENUES    2003 TO 2004  2003 TO 2004
                               ----     ----------   ----     ----------   ------------  ------------
Selling, general and
    administrative expenses    $ 12.1       50%      $ 10.5       55%         $  1.6          15%
Research and development
    expenses                      5.9       24%         5.0       27%            0.9          16%
                               ------       --       ------       --          ------
Total operating expenses       $ 18.0       74%      $ 15.5       82%         $  2.5          16%
                               ======       ==       ======       ==          ======          ==

                                          SIX MONTHS ENDED
                                          ----------------
                                  JUNE 30, 2004         JUNE 30, 2003
                               -------------------   ------------------
                                        % OF TOTAL            % OF TOTAL     $ CHANGE      % CHANGE
                                  $      REVENUES       $      REVENUES    2003 TO 2004  2003 TO 2004
                               ----     ----------   ----     ----------   ------------  ------------
Selling, general and
    administrative expenses    $ 23.7       49%      $ 21.0       59%         $  2.7          13%
Research and development
    expenses                     11.8       25%        10.0       28%            1.8          20%
                               ------       --       ------       --          ------
Total operating expenses       $ 35.5       74%      $ 31.0       87%         $  4.5          14%
                               ======       ==       ======       ==          ======          ==

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and other related costs for selling, administrative and marketing personnel, sales commissions, travel, legal and accounting services, public relations, marketing materials, trade shows and certain facilities-related expenses. The increase in selling, general and administrative expenses in the 2004 Quarter and 2004 Period as compared to the same periods in the prior year was primarily attributable to increased commission expense resulting from increased revenue and increased salaries and related expenses as a result of the acquisition of Business Layers (including transition related costs). These increases were partially offset by reduced legal fees, insurance expenses and facility-related expenses, including office rent, depreciation and utilities, primarily resulting from the consolidation of field offices and the move of our corporate headquarters to a new facility in March 2003. Although we continue to scrutinize discretionary expenses and evaluate reductions in non-strategic programs, we anticipate selling, general and administrative expenses as a percentage of total revenues will remain flat or increase slightly in future periods to accommodate our revenue growth and to comply with regulatory requirements such as Sarbanes-Oxley.

      Research and Development Expenses. Research and development expenses consist primarily of personnel and outside contractor costs to support product development. The increase in research and development expenses in both the 2004 Quarter and 2004 Period as compared to the same periods in the prior year was primarily due to an increase in staff and related expenses incurred as a result of the addition of approximately 30 research and development employees located in Israel that were added as part of the acquisition and integration of Business Layers, in December 2003. Additionally, we continue to increase consulting expenses related to the continued leverage of offshore and other third-party contractors used to perform certain development, testing and porting of our products. We recognize that our investment in research and development is required to remain competitive and, therefore, our research and development expenses in dollars may increase in future periods due to the continued development of our products and services.

      Other Income, Net. The decrease in Other income, net, in both the 2004 Quarter and the 2004 Period as compared to the same periods in the prior year was primarily attributable to lower interest income earned due to lower average cash, cash equivalents and marketable securities balances in the 2004 Quarter and 2004 Period. Our asset balances decreased as a result of cash payments made as part of the purchase price for Business Layers. Our portfolio is generally comprised of highly liquid, high quality investments, and therefore we do not expect significant fluctuations in other income as a result of changes in investment yields.

      Provision for Income Taxes. The provision for income taxes for the 2004 Quarter and the 2004 Period was $153,000 and $328,000, respectively, as compared with a provision of approximately $59,000 for both 2003 Quarter and 2003 Period. The 2004 provision reflects estimated federal alternative minimum taxes and foreign taxes on income generated in the 2004 Period. Our policy is to provide for income taxes in our interim financial statements at an effective rate based upon our estimate of full year earnings and projected tax expense. We have recorded a full valuation allowance against deferred tax assets as of June 30, 2004 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire.

LIQUIDITY AND CAPITAL RESOURCES

      In the current and prior years we have primarily funded our operations with cash flows generated from operations and the proceeds of our equity issuances. We invest our cash primarily in instruments that are highly liquid, investment grade securities. As of June 30, 2004, we had cash and cash equivalents totaling $23.0 million, short-term marketable securities of $44.2 million and working capital of $51.3 million, compared to cash and cash equivalents totaling $20.1 million, short-term marketable securities of $51.6 million and working capital of $46.9 million as of December 31, 2003. In addition, we had long-term marketable securities totaling $21.8 million and $19.4 million as of June 30, 2004 and December 31, 2003, respectively.

      Cash provided by operating activities for the 2004 Period was $6.2 million. This resulted primarily from net income of $3.2 million, which included non-cash charges for depreciation and amortization of $2.6 million, an increase in deferred revenue of $5.1 million and an increase in accounts payable of $1.7 million, partially offset by an increase in accounts receivable of $6.1 million. Deferred revenue increased as a result of increased revenue and strong maintenance renewals in the first half of 2004. Accounts payable increased due to the timing of vendor payments experienced in the ordinary course of business. Finally, while we continued to experience strong collection results in the 2004 Period, accounts receivable increased due to the increase in revenue, the linearity of this revenue and a strong period of maintenance renewals. The increase in accounts receivable resulted in an increase of our day's sales outstanding to 77 days in the quarter ended June 30, 2004 from 65 days in the quarter ended March 31, 2004 and from 53 days in the quarter ended December 31, 2003.

      Cash used for investing activities was $6.5 million for the 2004 Period. Investing activities consisted primarily of $8.3 million of net cash used for the payment of the remaining purchase consideration and transaction costs associated with the acquisition of Business Layers and the purchases of marketable securities of approximately $30.1 million, offset by sales and maturities of marketable securities of approximately $33.9 million.

      Cash provided by financing activities in the period ended June 30, 2004 was $3.0 million primarily related to proceeds received from the exercise of stock options in the 2004 Period and the issuance of shares in connection with our employee stock purchase plan during May 2004.

      Any increase or decrease in our accounts receivable balance and accounts receivable days outstanding (calculated as net accounts receivable divided by revenue per day) affects our cash flow from operations and liquidity. Our accounts receivable and accounts receivable days outstanding may increase due to changes in factors such as the timing of when sales are invoiced and the length of our customers' payment cycles. We also record deferred maintenance billings as accounts receivable, and the timing of these billings can affect the accounts receivable days outstanding, as it did in the 2004 Period. Historically, international and indirect customers pay at a slower rate than domestic and direct customers. An increase in revenues generated from international and indirect customers may increase our accounts receivable balance and accounts receivable days outstanding. Due to the current economic climate, we may observe an increase in the length of our customers' payment cycles and as a result our day's sales outstanding may increase in future periods. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and will be subject to greater general credit risks.

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

COMMITMENTS, CONTRACTUAL OBLIGATIONS, AND OFF-BALANCE SHEET ARRANGEMENTS

      In April 2002, we entered into an agreement with a system integrator to assist us in the development and launch of one of our products. Under the terms of the agreement, as consideration for the system integrator's time in assisting with the development of the product, we agreed to promote the system integrator as an integrator of the developed product. Our obligation under the agreement would have been considered satisfied once the system integrator received consulting revenues totaling approximately $3.9 million from our customers, or by the expiration date of this contract. This agreement expired in May 2004. No royalties were due to the system integrator under this agreement during its term.

      In February 2004, we entered into an agreement with a software service provider located in India under which we have guaranteed to pay this software service provider a minimum of $4.0 million annually for various product development projects. The initial term of this agreement expires in December 2004. As of June 30, 2004, approximately $2.3 million had been paid to this software service provider.

      In June 2004, we entered into a letter of credit with a financial institution. The letter of credit in the amount of $566,000, which is held in connection with a pre-paid maintenance contract, has an expiration date of December 2012 and is reduced ratably over the term of the contract.

      We enter into standard indemnification agreements with our business partners and customers in the ordinary course of business. Pursuant to these agreements, we agree to repair or replace the product, pay royalties for a right to use, or reimburse the indemnified party for actual damages awarded by a court against the indemnified party for an intellectual property infringement claim by a third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2004.

      We enter into standard indemnification agreements with our customers, whereby we indemnify them for certain damages, such as personal property damage, which may be incurred in connection with consulting services performed at a customer location by our employees or subcontractors. The potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have general and umbrella insurance policies that enables us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2004.

      We generally warrant for ninety days from delivery to a customer that our software products will perform free from material errors which prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards. We have never incurred significant expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2004.

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

ALTHOUGH WE ARE NOW PROFITABLE, WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST AND MAY NOT CONTINUE TO BE PROFITABLE IN THE FUTURE.

      In recent years, we have incurred substantial operating losses. While we recently returned to profitability on a quarterly basis, we cannot predict if we will maintain profitability for any substantial period of time. To sustain operating profitability on a quarterly and annual basis, we will need to continue to increase our revenues, particularly our license revenues. Failure to maintain levels of profitability as expected by investors may adversely affect the market price of our common stock. We had an accumulated deficit of $107.8 million as of June 30, 2004.

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

      - the timing and size of orders from our customers, including the tendency for a significant amount of our sales to occur in the final two weeks of each fiscal quarter;

      - increased dependency on large transactions as more customers make enterprise wide purchased of our products;

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

OUR SUCCESS IS DEPENDENT ON OUR ABILITY TO ENHANCE OUR PRODUCT LINES AND DEVELOP NEW PRODUCTS.

      We believe our success is dependent, in large part, on our ability to enhance and broaden our product lines to meet the evolving needs of the business market. Our success also depends on the ability of our customers to link our software to their existing systems and applications through various connectors and agents that we have developed. We may not be able to efficiently integrate recently acquired technologies into our products or provide the most effective connector or agent. We may be unable to respond effectively to technological changes or new industry standards or developments. Product development cycles are unpredictable and, in the past, we have delayed the introduction of several new product versions due to delays in development.

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

OUR ACQUISITION OF BUSINESS LAYERS AND OTHER COMPANIES MAY INCREASE THE RISKS WE FACE.

      We recently acquired Business Layers. In the future, we may pursue other acquisitions to obtain complementary products, services and technologies. These acquisitions may not produce the revenues, earnings or business synergies that we anticipate, and an acquired product, service or technology might not perform as we expect. In pursuing any acquisition, our management could spend significant time and effort in identifying and completing the acquisition. We will have to devote significant management resources to integrate with our existing businesses the business we acquired from Business Layers and any other business we might acquire. We might not be able to successfully transfer the knowledge of the employees or integrate the operations of acquired businesses, including Business Layers. As a result of acquisitions, we might assume contracts and other agreements that subject us to burdensome liabilities, including obligations to indemnify third parties, or impose unfavorable terms on us, including significant royalty obligations and termination fees. We may not be able to renegotiate these agreements. To pay for an acquisition, we might use our stock or cash. Alternatively, we might borrow money from a bank or other lender. If we use our stock, our stockholders would experience dilution of their ownership interests. If we use cash or debt financing, our financial liquidity will be reduced.

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

WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The market for identity and access management is highly competitive. We expect the level of competition to increase as a result of the anticipated growth of the identity and access management market. Our primary competitor in the identity and access management market is the Tivoli Division of IBM. We also compete against traditional security and software companies, such as Oblix, RSA and Novell, and stack vendors such as Sun MicroSystems. In addition, a number of other security and software companies, including appliance vendors, are beginning to offer products that may compete with our identity and access management solution. Competition may also develop as the market matures and other companies begin to offer similar products, and as our product offerings expand to other segments of the marketplace. We also face competition from Web development professional services organizations. We expect that additional competitors will emerge in the future. Current and potential competitors have established, or may in the future establish, cooperative selling relationships with third parties to increase the distribution of their products to the marketplace. Accordingly, it is possible that new competitors may emerge and acquire significant market share. If we fail to establish our leadership in the identity and access management market we may not be able to compete effectively. It is possible that current and potential competitors may attempt to hire our employees and although we have non-compete agreements in place with most of our employees they may or may not be enforceable. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Today, many of our competitors have shorter operating histories and fewer financial and technical resources than we have. In addition, these smaller competitors have smaller customer bases. Some of our competitors, however, are larger companies who have large financial resources, well-established development and support teams, and large customer bases. These larger competitors may initiate pricing policies for their software products or services that would make it more difficult for us to maintain our competitive position against these companies. It is also possible that current and potential competitors may be able to respond more quickly to new or emerging technologies or customer requirements, resulting in increased market share. If, in the future, a competitor chooses to bundle a competing point product with other applications within a suite, the demand for our products might be substantially reduced. Because of these factors, many of which are outside of our control, we may be unable to maintain or enhance our competitive position against current and future competitors.

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

AS WE CONTINUE TO OPERATE IN INTERNATIONAL MARKETS, WE WILL FACE CONTINUED RISKS TO OUR SUCCESS.

      We operate in several international markets, including Israel as a result of our recent acquisition of Business Layers. Our international operations are subject to increased regulatory, economic and political risks. We have limited experience in international markets and we cannot be sure that our continued expansion into global markets will be successful. In addition, we will face increased risks in conducting business internationally, including the ability to develop, market and distribute localized versions of our products in a timely manner or at all. These risks could reduce demand for our products and services, increase the prices at which we can sell our products and services or otherwise have an adverse effect on our success in international markets. If we are not successful in continuing to increase our international revenues we may experience an adverse affect on our operating results. Among the risks related to international operations we believe are most likely to affect us are:

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

      As we win business from larger, more complex customers with highly customized environments there may be an increased demand on our resources, particularly product development and support, which may affect the allocation of our resources. Additionally, as we continue to sell our new products to existing customers, our customers might expect us to provide the same level of product support on the new products as we do on the old products. This could increase demand on our product support resources beyond levels we could provide.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

      In the three and six months ended June 30, 2004, we generated approximately 39% and 31%, respectively, of our revenues outside of the United States. Our international sales are typically denominated in U.S. dollars. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Translation gains and (losses) (which were $98,000 as of June 30, 2004) are deferred and accumulated as a separate component of stockholders' equity (accumulated other comprehensive income (loss)). Net gains and (losses) resulting from foreign exchange transactions, which were ($14,000) and ($2,800) for the three and six months ended June 30, 2004, respectively, are included in other income, net in the accompanying condensed consolidated statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. dollar as of June 30, 2004 would not have a material impact on our results of operations for the three and six months ended June 30, 2004.

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

      Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. However, due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the quarter ended June 30, 2004 would have decreased by less than $100,000. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The same 100 basis point change in interest rates would not have a material impact on the fair value of the investment portfolio. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of June 30, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to Netegrity, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II. - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 26, 2004, we held our 2004 Annual Meeting of Stockholders. At the meeting, all of the nominees for director were elected. The votes cast for the election of directors were as follows:

         DIRECTOR                  VOTES FOR       VOTES WITHHELD
----------------------------      -------------    --------------
Barry N. Bycoff                   33,271,936            743,327

Eric R. Giler                     24,821,645          9,193,618

Lawrence D. Lennihan, Jr.         32,682,982          1,332,281

Ralph B. Wagner                   32,409,172          1,606,091

Ronald T. Maheu                   33,248,017            767,246

Sandra E. Bergeron                32,440,824          1,574,439

      Also at the meeting, our 2004 Stock Incentive Plan was approved. The votes cast for the approval of the 2004 Stock Incentive Plan were as follows:

ADOPTION OF 2004 STOCK                                                           BROKER
    INCENTIVE PLAN           VOTES FOR       VOTES AGAINST      ABSTENTIONS     NON-VOTES
                            ------------     --------------     ------------    -----------
                             19,373,927        5,849,003           53,931        8,738,402

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

 EXHIBIT
ITEM NO.                                   ITEM AND REFERENCE
--------   --------------------------------------------------------------------------------
  31.1     Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer.
  31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Treasurer.
  32.1     Section 1350 Certification of President and Chief Executive Officer.
  32.2     Section 1350 Certification of Chief Financial Officer and Treasurer.

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2004                    By: /s/ Barry N. Bycoff
                                            -------------------
                                            Barry N. Bycoff
                                            President, Chief Executive Officer,
                                            Director and Chairman of the Board

Date: August 3, 2004                     By: /s/ Regina O. Sommer
                                             ----------------------
                                             Regina O. Sommer
                                             Chief Financial Officer and
                                             Treasurer (Principal  Financial
                                             Officer and Principal Accounting
                                             Officer)