Form 10-Q
period 2004-09-30
NETEGRITY INC
filed 2004-10-29
CIK 840824

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

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

As of October 25, 2004 there were 38,817,961 shares of Common Stock outstanding, exclusive of treasury shares.

                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                                                                              PAGE
                                                                                                                              ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
     Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 (unaudited)......................     3
     Condensed Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003 (unaudited)....     4
     Condensed Consolidated Statements of Operations for the nine months ended  September 30, 2004 and 2003 (unaudited)....     5
     Condensed Consolidated Statements of Cash Flows for the nine months ended  September 30, 2004 and 2003 (unaudited)....     6
     Notes to Condensed Consolidated Financial Statements..................................................................     7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............................    15
Item 3. Quantitative and Qualitative Disclosures About Market Risk.........................................................    31
Item 4. Controls and Procedures............................................................................................    31
PART II OTHER INFORMATION..................................................................................................    32
Item 6. Exhibits...........................................................................................................    32
SIGNATURES.................................................................................................................    33

                         PART I. - FINANCIAL INFORMATION

                                 NETEGRITY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                                    2004            2003
                                                                                                ------------    ------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ..................................................................   $     12,357    $     20,123
 Short-term available-for-sale securities ...................................................         55,526          51,557
 Accounts receivable--trade, net of allowances of $1,039 at September 30, 2004 and $829 at
  December 31, 2003 .........................................................................         16,149          14,340
 Prepaid expenses and other current assets ..................................................          2,808           2,513
 Restricted cash ............................................................................            126             538
                                                                                                ------------    ------------
  Total Current Assets ......................................................................         86,966          89,071
Long-term available-for-sale securities .....................................................         21,349          19,401
Property and equipment, net .................................................................          4,371           4,848
Restricted cash .............................................................................          1,354             767
Goodwill ....................................................................................         34,503          34,503
Other intangible assets, net ................................................................          5,970           7,500
Other assets ................................................................................          1,148           1,134
                                                                                                ------------    ------------
  Total Assets ..............................................................................   $    155,661    $    157,224
                                                                                                ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable--trade ....................................................................   $      1,532    $      1,415
 Accrued compensation and benefits ..........................................................          5,461           5,947
 Other accrued expenses .....................................................................          6,928          16,273
 Deferred revenue ...........................................................................         20,123          18,503
                                                                                                ------------    ------------
  Total Current Liabilities .................................................................         34,044          42,138
                                                                                                ------------    ------------
Commitments and Contingencies
STOCKHOLDERS' EQUITY:
Common stock, voting, $.01 par value; 135,000 shares authorized; 38,474 shares issued and 38,436 shares outstanding at September 30, 2004; 37,577 shares
  issued and 37,539 shares outstanding at December 31, 2003 .................................            385             375
Additional paid-in capital ..................................................................        229,704         226,019
Accumulated other comprehensive loss ........................................................           (153)           (137)
Accumulated deficit .........................................................................       (108,136)       (110,971)
Loan to officer .............................................................................            (99)           (116)
                                                                                                ------------    ------------
                                                                                                     121,701         115,170
Less--Treasury stock, at cost: 38 shares ....................................................            (84)            (84)
                                                                                                ------------    ------------
Total Stockholders' Equity ..................................................................        121,617         115,086
                                                                                                ------------    ------------
Total Liabilities and Stockholders' Equity ..................................................   $    155,661    $    157,224
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

                                 NETEGRITY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    FOR THE THREE MONTHS
                                                                                                     ENDED SEPTEMBER 30,
                                                                                                ----------------------------
                                                                                                   2004             2003
                                                                                               -------------    ------------
Revenues:
 Software licenses ..........................................................................   $      8,668    $     11,404
 Services ...................................................................................         11,325           8,144
 Other ......................................................................................            310             849
                                                                                                ------------    ------------
  Total revenues ............................................................................         20,303          20,397
                                                                                                ------------    ------------
Cost of Revenues:
 Cost of software licenses ..................................................................            223             483
 Non-cash cost of software licenses .........................................................            510              --
 Cost of services ...........................................................................          3,868           2,791
 Cost of other ..............................................................................            212             567
                                                                                                ------------    ------------
  Total cost of revenues ....................................................................          4,813           3,841
                                                                                                ------------    ------------
Gross profit ................................................................................         15,490          16,556
Selling, general and administrative expenses ................................................         10,341          10,857
Research and development expenses ...........................................................          5,817           5,381
                                                                                                ------------    ------------
Income (loss) from operations ...............................................................           (668)            318
Other income, net ...........................................................................            312             404
                                                                                                ------------    ------------
Income (loss) before provision for income taxes .............................................           (356)            722
Provision for income taxes ..................................................................             --              63
                                                                                                ------------    ------------
Net income (loss) ...........................................................................   $       (356)   $        659
                                                                                                ============    ============
Net income (loss) per share:
  Basic and diluted .........................................................................   $      (0.01)   $       0.02
Weighted average shares outstanding:
  Basic .....................................................................................         38,393          34,621
  Diluted ...................................................................................         38,393          38,006

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                 NETEGRITY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    FOR THE NINE MONTHS
                                                                                                    ENDED SEPTEMBER 30,
                                                                                                ----------------------------
                                                                                                    2004           2003
                                                                                                ------------   ------------
Revenues:
 Software licenses ..........................................................................   $     35,110   $     30,536
 Services ...................................................................................         31,194         23,274
 Other ......................................................................................          1,355          2,130
                                                                                                ------------   ------------
  Total revenues ............................................................................         67,659         55,940
                                                                                                ------------   ------------
Cost of Revenues:
 Cost of software licenses ..................................................................            764          1,350
 Non-cash cost of software licenses .........................................................          1,530          5,398
 Cost of services ...........................................................................         10,531          8,539
 Cost of other ..............................................................................            932          1,319
                                                                                                ------------   ------------
  Total cost of revenues ....................................................................         13,757         16,606
                                                                                                ------------   ------------
Gross profit ................................................................................         53,902         39,334
Selling, general and administrative expenses ................................................         33,995         31,845
Research and development expenses ...........................................................         17,665         15,292
                                                                                                ------------   ------------
Income (loss) from operations ...............................................................          2,242         (7,803)
Other income, net ...........................................................................            921          1,195
                                                                                                ------------   ------------
Income (loss) before provision for income taxes .............................................          3,163         (6,608)
Provision for income taxes ..................................................................            328            122
                                                                                                ------------   ------------
Net income (loss) ...........................................................................   $      2,835   $     (6,730)
                                                                                                ============   ============
Net income (loss) per share:
  Basic and diluted .........................................................................   $       0.07   $      (0.20)
Weighted average shares outstanding:
  Basic .....................................................................................         37,999         34,453
  Diluted ...................................................................................         40,646         34,453

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                    FOR THE  NINE MONTHS
                                                                                                     ENDED SEPTEMBER 30,
                                                                                                ----------------------------
                                                                                                    2004            2003
                                                                                                ------------    ------------
OPERATING ACTIVITIES:
Net income (loss) ...........................................................................   $      2,835    $     (6,730)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
 Depreciation and amortization ..............................................................          3,845           8,767
 Provision for doubtful accounts ............................................................            506             622
 Non-cash interest expense ..................................................................          1,283             509
 Gain on sale of marketable securities ......................................................            (18)            (42)
Changes in operating assets and liabilities:
 Accounts receivable - trade ................................................................         (1,888)          3,184
 Prepaid expenses and other current assets ..................................................            285             448
 Other assets ...............................................................................            (14)              2
 Accounts payable - trade ...................................................................            117             524
 Accrued compensation and benefits ..........................................................           (486)             94
 Other accrued expenses .....................................................................         (1,444)         (1,631)
 Deferred revenue ...........................................................................          1,620           1,710
                                                                                                ------------    ------------
Net cash provided by operating activities ...................................................          6,641           7,457
                                                                                                ------------    ------------
INVESTING ACTIVITIES:
Proceeds from sales of marketable securities ................................................         15,449          17,577
Proceeds from maturities of marketable securities ...........................................         33,779          19,921
Purchases of marketable securities ..........................................................        (56,590)        (60,196)
Purchases of property and equipment .........................................................         (1,838)         (1,912)
Cash used for acquisition, net of cash acquired .............................................         (8,497)             --
Restricted cash .............................................................................           (586)            303
                                                                                                ------------    ------------
Net cash used for investing activities ......................................................        (18,283)        (24,307)
                                                                                                ------------    ------------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock under stock plans ....................................          3,694           1,119
Proceeds from repayment of loan to officer ..................................................             17              --
                                                                                                ------------    ------------
Net cash provided by financing activities ...................................................          3,711           1,119
                                                                                                ------------    ------------
Effect of exchange rate changes on cash and cash equivalents ................................            165              29
                                                                                                ------------    ------------
Net change in cash and cash equivalents .....................................................         (7,766)        (15,702)
Cash and cash equivalents at beginning of period ............................................         20,123          25,707
                                                                                                ------------    ------------
Cash and cash equivalents at end of period ..................................................   $     12,357    $     10,005
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

                                 NETEGRITY, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation and Principles of Consolidation

      The accompanying unaudited condensed consolidated financial statements include the accounts and operations of Netegrity, Inc. and its wholly owned subsidiaries ("Netegrity", (the "Company", "we" or "our") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and thus should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K filed on March 1, 2004. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the remainder of the year ending December 31, 2004.

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

(d) Restricted Cash

      Long-term restricted cash at September 30, 2004 represents three time deposits held at financial institutions. The first, in the amount of $774,000, is held in connection with the lease of the Company's headquarter office space and has an expiration date of March 2005; however, it has a clause that provides that the time deposit will be automatically renewed. The second, in the amount of $140,000, is held in connection with the lease of the Company's office space in Israel and has an expiration date of June 2006. The third, in the amount of $566,000, is held in connection with a prepaid maintenance contract, has an expiration date of December 2012 and is reduced ratably over the term of the contract.

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

      Software development costs subsequent to the establishment of technological feasibility are capitalized and amortized to non-cash cost of software. Based on the Company's product development process, technological feasibility is established upon completion of all planning, designing, coding and testing activities. Such costs are amortized over the estimated life of the product. During the three and nine months ended September 30, 2004, costs incurred by the Company between completion of all planning, designing, coding and testing activities and the point at which the product is ready for general release were insignificant and, therefore, no such costs have been capitalized during this time period.

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

(h) Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities held as "available-for-sale". The components of comprehensive income (loss) were as follows (in thousands):

                                                                                 FOR THE THREE               FOR THE NINE
                                                                                 MONTHS ENDED                MONTHS ENDED
                                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                                           ------------------------    ------------------------
                                                                               2004        2003           2004          2003
                                                                           ----------    ----------    ----------    ----------
Net income (loss) ......................................................   $     (356)   $      659    $    2,835    $   (6,730)
Net unrealized holding gain (loss) arising during the period, net
  of related tax effects ...............................................          163           (84)         (162)         (136)
Reclassification adjustment for net realized (gains) losses, included
  in net income (loss), net of related tax effects .....................            4            --           (18)          (42)
                                                                           ----------    ----------    ----------    ----------
                                                                                  167           (84)         (180)         (178)
Net unrealized foreign currency translation adjustment arising during
  the period, net of related tax effects ...............................           18            18           164            29
                                                                           ----------    ----------    ----------    ----------
Comprehensive income (loss) ............................................   $     (171)   $      593    $    2,819    $   (6,879)
                                                                           ==========    ==========    ==========    ==========

      The components of accumulated other comprehensive income (loss) as of September 30, 2004 and December 31, 2003 were as follows (in thousands):

                                                                   SEPTEMBER 30, 2004     DECEMBER 31, 2003
                                                                   ------------------     -----------------
Net unrealized holding loss ................................         $       (268)          $        (88)
Net unrealized foreign currency translation adjustment .....                  115                    (49)
                                                                     ------------           ------------
Accumulated other comprehensive loss .......................         $       (153)          $       (137)
                                                                     ============           ============

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

                                                                                 FOR THE THREE             FOR THE NINE
                                                                                 MONTHS ENDED              MONTHS ENDED
                                                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                                                           ------------------------   -----------------------
                                                                               2004        2003         2004          2003
                                                                           ----------    ----------   ----------   ----------
Net income (loss) ......................................................   $     (356)   $      659   $    2,835   $   (6,730)
                                                                           ----------    ----------   ----------   ----------
Basic weighted average shares outstanding ..............................       38,393        34,621       37,999       34,453
Dilutive effect of stock options and warrants ..........................           --         3,385        2,647            -
                                                                           ----------    ----------   ----------   ----------
Diluted shares outstanding .............................................       38,393        38,006       40,646       34,453
                                                                           ==========    ==========   ==========   ==========
Basic and diluted EPS ..................................................   $    (0.01)   $     0.02   $     0.07   $    (0.20)

      Outstanding options and warrants to purchase a total of approximately 2.4 million and 1.9 million shares of common stock for the three and nine months ended September 30, 2004, respectively, and a total of 222,000 and 394,000 shares of common stock for the three and nine months ended September 30, 2003, respectively, were excluded in the computation of diluted EPS because the effect on EPS was anti-dilutive.

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

                                                                                   FOR THE THREE              FOR THE NINE
                                                                                   MONTHS ENDED               MONTHS ENDED
                                                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                                             ------------------------    ------------------------
                                                                                 2004        2003           2004          2003
                                                                             ----------    ----------    ----------    ----------
Net income (loss), as reported ...........................................   $     (356)   $      659    $    2,835    $   (6,730)
Add: Stock-based employee compensation expense not included in reported
  net income (loss), net of related tax effects ..........................       (1,987)       (1,255)       (5,973)       (8,278)
                                                                             ----------    ----------    ----------    ----------
Pro-forma net loss .......................................................   $   (2,343)   $     (596)   $   (3,138)   $  (15,008)
                                                                             ==========    ==========    ==========    ==========
Earnings (loss) per share:
  Basic and diluted--as reported .........................................   $    (0.01)   $     0.02    $     0.07    $    (0.20)
  Basic and diluted--pro-forma ...........................................   $    (0.06)   $    (0.02)   $    (0.08)   $    (0.44)

      At the annual meeting of stockholders held in May 2004, the Company's stockholders approved the 2004 Stock Incentive Plan (the "2004 Plan") pursuant to which 4.0 million shares of common stock are reserved for issuance to the Company's or its subsidiaries' employees, officers, directors, consultants and advisors. The 2004 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, stock appreciation rights and other stock based awards.

(k) Recent Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board (FASB) revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, which was issued in January 2003. Before concluding that it is appropriate to apply the voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity or a special purpose entity. FIN 46R became effective in March 2004 and the adoption of this statement did not have a material impact on the Company's financial position or results of operations.

      In November 2003, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on certain disclosure provisions under Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The disclosure provisions indicate that certain quantitative and qualitative disclosures are required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS Nos. 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The EITF has not reached a consensus on the proposed models for evaluating impairment of equity securities and debt securities. The consensus on the required quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003. The adoption of the disclosure provisions of this Issue during the fourth quarter of 2003 did not have a material impact on the Company's financial position or results of operations. In September 2004, the FASB approved the issuance of FASB Staff Positions EITF 03-1-1, which delays the effective date for the application and measurement provisions of EITF 03-1 to investments in securities that are impaired.

NOTE 2: ACQUISITION

Business Layers

      On December 30, 2003, the Company acquired Business Layers, Inc., a Delaware corporation (Business Layers) and a provider of provisioning solutions, through a merger of Business Layers and a subsidiary of the Company. As a result of the acquisition, Business Layers became a wholly-owned subsidiary of the Company. The aggregate consideration for the acquisition of $42.5 million included approximately $15.0 million in cash, reimbursement of $920,000 in acquisition costs and 2,556,940 shares of the Company's common stock valued at approximately $26.6 million. A portion of the purchase price consideration, comprised of approximately 358,000 shares of Netegrity common stock and approximately $400,000 of cash, has been placed in escrow for up to one year from the acquisition date to secure the indemnification obligations of certain former employees and the stockholders of Business Layers under the merger agreement. The acquisition was accounted for using the purchase method of accounting. The results of operations of Business Layers from the acquisition date are included in the Company's consolidated results of operations for the three and nine months ended September 30, 2004.

      In connection with the acquisition, the Company initiated an overall integration plan that included the elimination of redundant headcount and facilities. The Company accrued approximately $1.4 million of costs related to the integration plan, consisting of approximately $545,000 of facilities costs and approximately $888,000 for planned workforce reductions primarily of duplicative selling, general and administrative employees. The Company paid the majority of these costs during the nine months ended September 30, 2004, although the facilities costs will not be paid in full until April 2006.

      The Company engaged a third-party appraiser to conduct a valuation of the intangible assets and to assist in the determination of useful lives for such assets. Based on the appraisal, approximately $7.5 million of the purchase price was allocated to developed technology and $3.8 million was allocated to in-process research and development, which was expensed upon closing of the transaction. The amount allocated to developed technology is being amortized over its estimated useful life ranging from two to five years. Amortization expense was $510,000 for the three months ended September 30,2004 and $1.5 million for the nine months ended September 30, 2004. Accumulated amortization as of September 30, 2004 was $1.5 million.

      The valuation of in-process research and development was determined using the income method. Revenue and expense projections for the in-process research and development project were prepared by management. The value was determined using the present value of the cash flows from the projections using a 30% discount rate. The technologies under development were completed by June 30, 2004.

      In accordance with SFAS No. 142, the total goodwill of approximately $34.5 million related to the acquisition will not be amortized. In lieu of being amortized, goodwill is required to be tested for impairment annually in the fourth quarter or on an interim basis if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.

NOTE 3: OPERATING SEGMENTS AND GEOGRAPHICAL INFORMATION

      Based on the information provided to the Company's chief operating decision maker for purposes of making decisions about allocating resources and assessing performance, the Company's continuing operations have been classified into a single segment. The Company primarily operates in the United States of America, Europe, the Middle East and Asia Pacific. Revenues (based on the location of the customer) and long-lived assets by geographic region are as follows (in thousands):

                                                                             FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                                              ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                                           -----------------------   -----------------------
                                                                              2004           2003       2004         2003
                                                                           ----------   ----------   ----------   ----------
Revenues:
  United States of America .............................................   $   13,812   $   15,432   $   46,625   $   42,676
  Europe and the Middle East ...........................................        4,147        3,887       15,854        8,613
  Asia Pacific .........................................................          965          893        2,956        4,258
  Canada ...............................................................        1,379          185        2,224          393
                                                                           ----------   ----------   ----------   ----------
  Total ................................................................   $   20,303   $   20,397   $   67,659   $   55,940
                                                                           ==========   ==========   ==========   ==========

                                                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                                                -------------  ------------
                                                                                                   2004            2003
                                                                                                -------------  ------------
Long-Lived Assets:
  United States of America ..................................................................   $     44,180   $     46,365
  Europe and the Middle East ................................................................          1,664          1,407
  Asia Pacific ..............................................................................            146            211
  Canada ....................................................................................              2              2
                                                                                                ------------   ------------
  Total .....................................................................................   $     45,992   $     47,985
                                                                                                ============   ============

NOTE 4: RELATED PARTY TRANSACTIONS

LOAN TO OFFICER

      The condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003 include $99,000 and $116,000, respectively, in a loan to an officer of Netegrity issued in connection with the exercise of stock options in 1996. The loan is reflected as a reduction of stockholders' equity in the accompanying condensed consolidated balance sheets. The loan is payable upon demand and bears interest at 7% per annum. The loan was originally represented by a secured note; however, in May 2002, the note was amended such that it became a full recourse unsecured note. This loan will be repaid upon the consummation of the merger contemplated by the agreement and plan of merger entered into with Computer Associates on October 6, 2004 (see note 6).

MARKETING SERVICES

      During the three and nine months ended September 30, 2004 the Company paid approximately $34,000 and $97,000, respectively, and during the three and nine months ended September 30, 2003, the Company paid approximately $32,000 and $74,000, respectively, to a company for marketing services. The principal shareholder of that Company is the son-in-law of a former member of the Company's Board of Directors whose term expired in May 2004. The Company has similar arrangements with other marketing services firms and believes the arrangement was entered into on substantially the same terms and conditions as its arrangements with such other firms.

SOFTWARE LICENSE AGREEMENT

      On June 30, 2004, the Company entered into a software license agreement with a third party under which the Company purchased software for its internal use. The Vice President of Client Services of this third party is the brother of an officer of Netegrity. The Company has licensed software under similar terms and conditions with other software providers and believes the arrangement was entered into on substantially the same terms and conditions as its arrangements with such other firms. The Company paid approximately $80,000 in the third quarter of 2004 under this agreement.

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

2004 (three months ending)..................................................................................   $    1,299
2005........................................................................................................        2,674
2006........................................................................................................        2,328
2007........................................................................................................        2,223
2008........................................................................................................        1,389
Thereafter..................................................................................................          712
                                                                                                               ----------
                                                                                                               $   10,625

      Included in the operating lease commitments above is approximately $337,000 related to excess facilities which have been accrued in purchase accounting related to the Company's acquisition of Business Layers and are payable through April 2006.

      The Company incurred total operating lease expense, primarily related to certain facilities and equipment under non-cancelable operating leases, of approximately $752,000 for the three months ended September 30, 2004, and $2.3 million for the nine months ended September 30, 2004, and approximately $1.0 million for the three months ended September 30, 2003, and $3.0 million for the nine months ended September 30, 2003.

      In April 2002, the Company entered into an agreement with a system integrator to assist the Company in the development and launch of one of its products. Under the terms of the agreement, as consideration for the system integrator's time in assisting with the development of the product, the Company agreed to promote the system integrator as an integrator of the developed product. The Company's obligation under the agreement would have been considered satisfied once the system integrator received consulting revenues totaling approximately $3.9 million from the Company's customers, or by the expiration date of the agreement. The agreement expired in May 2004. No royalties were due to the system integrator under this agreement during its term.

      In August 2002, the Company entered into a five year non-cancelable operating lease for an office building for its corporate headquarters. The Company occupied the new facility in March 2003. In connection with the lease agreement, the Company delivered to the landlord an irrevocable, unconditional, negotiable letter of credit in the amount of $774,000 as a security deposit.

      In February 2004, the Company entered into an agreement with a software service provider located in India under which the Company has guaranteed to pay this software service provider a minimum of $4.0 million annually for various product development projects. The initial term of this agreement expires in December 2004. As of September 30, 2004, approximately $3.5 million had been paid to this software service provider.

      In June 2004, the Company entered into a letter of credit with a financial institution. The letter of credit in the amount of $566,000, which is held in connection with a prepaid customer maintenance contract, has an expiration date of December 2012 and is reduced ratably over the term of the contract.

      In September 2004, the Company received a letter from a customer of its subsidiary Business Layers GmbH ("BLG"), making a claim for rescission of its contract with BLG for alleged breach of such contract under German law. The customer has requested compensation in the amount of approximately 2.2 million Euro plus interest, reserving a right to assert additional unspecified damages. The customer may also assert an additional claim for pre-paid maintenance fees in the amount of approximately 575,000 Euro. The Company has notified the indemnification representatives for the Business Layer's escrow that the Company intends to seek indemnification for any damages incurred relating to this claim, subject to the limitations of the escrow and the Business Layers merger agreement.

      The Company enters into standard indemnification agreements with its business partners and customers in the ordinary course of business. Pursuant to these agreements, the Company agrees to repair or replace the product, pay royalties for a right to use, or reimburse the indemnified party for actual damages awarded by a court against the indemnified party for an intellectual property infringement claim by a third party with respect to products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2004.

      The Company enters into standard indemnification agreements with its customers, whereby the Company indemnifies them for certain damages, such as personal property damage, which may be incurred in connection with consulting services performed at a customer location by the Company's employees or subcontractors. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004.

      The Company generally warrants for ninety days from delivery to a customer that its software products will perform free from material errors which prevent performance in accordance with user documentation. Additionally, the Company warrants that its consulting services will be performed consistent with generally accepted industry standards. The Company has never incurred significant expense under its product or service warranties. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004.

      The Company has entered into employment and executive retention agreements with certain employees and executive officers which, among other things, include certain severance and change of control provisions. The consummation of the merger contemplated by the agreement and plan of merger entered into with Computer Associates on October 6, 2004 (see note 6) would constitute a change in control under such agreements. The Company has also entered into agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company's request in such capacity.

      From time to time, the Company is involved in litigation relating to claims arising out of the Company's operations in the normal course of business. The Company is not presently a party to any legal proceedings, the adverse outcome of which, in the Company's opinion, would have a material adverse effect on the Company's results of operations or financial position.

NOTE 6. SUBSEQUENT EVENT

      On October 6, 2004, Computer Associates International, Inc., a Delaware corporation ("Computer Associates"), and the Company entered into an Agreement and Plan of Merger (the "Agreement") pursuant to which the Company would merge with a wholly owned subsidiary of Computer Associates and become a wholly owned subsidiary of Computer Associates. If the merger is completed, at the effective time of the merger, each issued and outstanding share of common stock, par value $0.01 per share, of Netegrity will be converted into the right to receive $10.75 in cash. The Agreement has been approved by Netegrity's Board of Directors, and the transactions contemplated by the Agreement are subject to the approval of Netegrity's stockholders, any required antitrust clearance, any required international regulatory approvals and other customary closing conditions and is expected to be completed in the fourth quarter of 2004.

      In connection with the execution of the Agreement, certain directors, executive officers and stockholders of Netegrity executed agreements with Computer Associates and the Company to vote their shares of Netegrity Common Stock in favor of the proposed merger and against any other proposal or offer to acquire Netegrity (the "Stockholder Agreements"). The shares subject to the Stockholder Agreements represent in the aggregate approximately 12% of the outstanding shares of Netegrity Common Stock.

      The Company expects to incur expenses of approximately $5.0 million related to the merger with Computer Associates. These merger-related expenses include investment banking fees, and legal and professional fees.

      A contingent termination fee of $13.0 million plus reimbursement of up to $2.0 million of Computer Associates' expenses related to the transaction is payable by the Company to Computer Associates in the event that the Agreement is terminated as a result of certain events as detailed in the Agreement.

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

      We believe sales of our products will be driven by customers' desire for a comprehensive single-source identity access management solution whose key benefits include reduced costs by reducing information technology complexity, increased employee productivity, increased revenue potential by improving customer service online, expanded business opportunities by creating real-time business networks and support for regulatory compliance and risk mitigation. As a result, we expect that companies will spend their discretionary information technology dollars on technology that will help them drive revenue and reduce costs while mitigating risk. The combined impact of the high growth potential of the identity and access management market, our broadened product portfolio and the focus of our direct sales resources on larger companies in selected industries has enabled us to continue to drive business through our installed base while at the same time adding new customers.

      Some of our products contain technology that is licensed from third parties. Our cost of software licenses consists primarily of royalty fees that we pay for the licensed technologies as well as product fulfillment costs. Non-cash cost of software licenses include amortization of acquired software. Cost of services includes salaries and related expenses for our consulting, training and technical support services organizations, and the associated cost of training facilities.

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

      On October 6, 2004, we and Computer Associates entered into a merger agreement, pursuant to which, if the merger is completed, at the effective time of the merger, each outstanding share of our common stock will be converted into the right to receive $10.75 in cash and we will become a wholly owned subsidiary of Computer Associates. The merger agreement has been approved by our Board of Directors, and the transactions contemplated by the merger agreement are subject to the approval of our stockholders, any required antitrust clearance, any required international regulatory approvals and other customary closing conditions and is expected to be completed in the fourth quarter of 2004. See
Note 6 to the accompanying Condensed Consolidated Financial Statements for additional information.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT JUDGMENTS AND ESTIMATES

      Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, our management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable reserves, valuation of long-lived and intangible assets, goodwill, in-process research and development, and income taxes. Our management bases its estimates on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2004 as compared to what was previously disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

      The following discussion reviews the results of operations for the three months ended September 30,2004 (the "2004 Quarter") and the nine months ended September 30, 2004 (the "2004 Period") compared to the three months ended September 30, 2003 (the "2003 Quarter") and the nine months ended September 30, 2003 (the "2003 Period").

REVENUES ($ IN MILLIONS)

                                       THREE MONTHS ENDED
                            -----------------------------------------
                             SEPTEMBER 30, 2004    SEPTEMBER 30, 2003
                            -------------------   -------------------
                                %      OF TOTAL       %      OF TOTAL     $ CHANGE       % CHANGE
                                $      REVENUES       $      REVENUES   2003 TO 2004   2003 TO 2004
                            ---------  --------   ---------  --------   ------------   ------------
Software licenses           $     8.7     43%     $    11.4     56%      $    (2.7)        (24)%
Services                         11.3     56%           8.1     40%            3.2          40%
Other                             0.3      1%           0.9      4%           (0.6)        (67)%
                            ---------    ---      ---------    ---       ---------         ---
Total revenues              $    20.3    100%     $    20.4    100%      $    (0.1)          0%
                            =========    ===      =========    ===       =========         ===

                                       NINE MONTHS ENDED
                            ------------------------------------------
                             SEPTEMBER 30, 2004    SEPTEMBER 30, 2003
                            --------------------  --------------------
                                      % OF TOTAL            % OF TOTAL    $ CHANGE      % CHANGE
                                $      REVENUES       $      REVENUES   2003 TO 2004   2003 TO 2004
                            --------- ----------  --------- ----------  ------------   ------------
Software licenses           $    35.1     52%     $    30.5     55%       $    4.6          15%
Services                         31.2     46%          23.3     42%            7.9          34%
Other                             1.4      2%           2.1      3%           (0.7)        (33)%
                            ---------    ---      ---------    ---        --------         ---
Total revenues              $    67.7    100%     $    55.9    100%       $   11.8          21%
                            =========    ===      =========    ===        ========         ===

      Revenues. Total revenues in the 2004 Quarter were relatively consistent with the same period in the prior year. The small decrease in total revenues was primarily due to a decrease in software license revenues offset by an increase in service revenue, which includes consulting, training, maintenance and support. Total revenues for the 2004 Period increased as compared to the same period in the prior year. This increase was due to an increase in software license revenues from the sale of our SiteMinder product, as well as sales generated by our new product offerings, IdentityMinder Web Edition, IdentityMinder eProvision and TransactionMinder and from the sale of our service offerings.

      Software license revenues decreased in the 2004 Quarter as compared to the same period in the prior year. During the 2004 Quarter we closed 91 deals, 17 (or 19%) of which were with new customers. This compares to 109 deals closed in the 2003 Quarter, 30 (or 28%) of which were with new customers. The average deal size in the 2004 Quarter was $107,000 as compared to an average deal size of $123,000 in the 2003 Quarter. The decrease in software license revenue as well as the decrease in the number of deals and the average size of those deals was primarily due to a longer than anticipated sales cycle in the 2004 Quarter, particularly on a couple of large deals. This resulted in some deals not closing in the 2004 Quarter as expected. Overall, during the 2004 Period we closed 296 deals, 63 (or 21%) of which were with new customers. This compares to 263 deals closed in the 2003 Period, 81 (or 31%) of which were with new customers. The average deal size in the 2004 Period was $139,000 which was consistent with the average deal size in the 2003 Period.

      Services revenues increased in both the 2004 Quarter and the 2004 Period as compared to the same periods in the prior year, primarily due to an increase in maintenance revenue and to a lesser extent an increase in consulting and training revenue. The increase in maintenance revenue of $2.3 million in the 2004 Quarter and $5.8 million in the 2004 Period, as compared to the same periods in the prior year, is attributable (1) to an increase in the license revenue base, (2) a significant number of maintenance renewals by our existing customer base, some of which were delayed renewals from the fourth quarter of 2003 and the first half of 2004 and (3) an increase in the sale of our specialized, on-site support services. Consulting revenue increased by $900,000 in the 2004 Quarter and $1.8 million in the 2004 Period, as compared to the same periods in the prior year, primarily due to increased demand for our design and architecture services resulting in higher utilization rates of our professional services employees. Training revenue increased by $22,000 in the 2004 Quarter and $342,000 in the 2004 Period, as compared to the same periods in the prior year, primarily due to increased focus on selling our training courses to our new and existing customers, particularly our customers outside of the United States.

      Other revenues, which are derived from our Firewall legacy business, decreased in both the 2004 Quarter and the 2004 Period as compared to the same periods in the prior year due to our decision during the second quarter of 2004 to reallocate the resources previously used in this business in order to focus them on our core identity and access management business. While we plan to support the existing Firewall customers through the end of their current support term, we will no longer sell these products.

GROSS PROFIT ($ IN MILLIONS)

                                             THREE MONTHS ENDED
                                  --------------------------------------
                                  SEPTEMBER 30, 2004  SEPTEMBER 30, 2003
                                  ------------------  ------------------
                                              GROSS               GROSS     $ CHANGE     % CHANGE
                                      $     PROFIT %     $      PROFIT %  2003 TO 2004  2003 TO 2004
                                  -------   --------  -------   --------  ------------  ------------
Gross profit - software licenses  $   7.9      91%    $  10.9      96%       $ (3.0)       (28)%
Gross profit - services               7.5      66%        5.4      66%          2.1         39%
Gross profit - other                  0.1      32%        0.3      33%         (0.2)       (67)%
                                  -------             -------                ------
Total gross profit                $  15.5      76%    $  16.6      81%       $ (1.1)        (7)%
                                  =======      ==     =======      ==        ======         ===

                                             NINE MONTHS ENDED
                                  --------------------------------------
                                  SEPTEMBER 30, 2004  SEPTEMBER 30, 2003
                                  ------------------  ------------------
                                             GROSS               GROSS     $ CHANGE      % CHANGE
                                      $    PROFIT %       $     PROFIT %  2003 TO 2004  2003 TO 2004
                                  ------ ----------   -------   --------  ------------  ------------
Gross profit - software licenses  $  32.8     93%     $  23.8      78%       $  9.0         38%
Gross profit - services              20.7     66%        14.7      63%          6.0         41%
Gross profit - other                  0.4     29%         0.8      38%         (0.4)       (50)%
                                  -------             -------                ------
Total gross profit                $  53.9     80%     $  39.3      70%       $ 14.6         37%
                                  =======     ==      =======      ==        ======         ==

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

      The decrease in gross profit on software licenses in the 2004 Quarter as compared to the same period in the prior year is due to a decrease in software license revenue and an increase in the cost of software licenses, which includes non-cash cost of software licenses. Non-cash cost of software licenses in the 2004 Quarter increased by approximately $500,000 related to the amortization of capitalized software acquired from Business Layers. These capitalized software assets are being amortized over their estimated useful lives of two to five years. The increase in gross profit on software licenses in the 2004 Period as compared to the same period in the prior year is due to an increase in software license revenue and a significant decrease in the non-cash cost of software licenses. Non-cash cost of software licenses in the 2004 Period was $1.5 million, a $3.9 million decrease as compared to the same period in the prior year due to the purchased software related to the portal technology, which was recorded in connection with the acquisition of DataChannel, and was fully amortized as of June 30, 2003. This decrease was slightly offset by the amortization of capitalized software acquired from Business Layers.

      Gross profits on our services revenue are primarily driven by gross profits on maintenance and professional services revenue. We experienced an increase in gross profit on services revenues in both the 2004 Quarter and 2004 Period as compared to the same periods in the prior year as a result of an increase in service revenue partially offset by an increase in the corresponding cost of providing these services. The cost of maintenance revenue increased slightly due to an investment in the technical support organization in order to enhance overall customer satisfaction. The cost of professional services revenue also increased resulting from the increase in salary and related expenses, commissions and the use of outside consultants.

      Gross profits on Other, which is derived from our Firewall legacy business, decreased in both the 2004 Quarter and the 2004 Period as compared to the same periods in the prior year due to a decrease in revenue from this business attributable to our decision during the second quarter of 2004 to reallocate the resources previously used in this business in order to focus them on our core identity and access management business. While we plan to support the existing Firewall customers through the end of their current support term, we will no longer sell these products.

OPERATING EXPENSES ($ IN MILLIONS)

                                                         THREE MONTHS ENDED
                                              ----------------------------------------
                                              SEPTEMBER 30, 2004   SEPTEMBER 30, 2003
                                              -------------------  -------------------
                                                       % OF TOTAL           % OF TOTAL    $ CHANGE      % CHANGE
                                                $       REVENUES      $      REVENUES   2003 TO 2004  2003 TO 2004
                                              ------   ----------  ------   ----------  ------------  ------------
Selling, general and administrative expenses  $ 10.3       51%     $ 10.9       53%       $  (0.6)        (6)%
Research and development expenses                5.8       29%        5.4       26%           0.4          7%
                                              ------               ------                 -------
Total operating expenses                      $ 16.1       80%     $ 16.3       80%       $  (0.2)        (1)%
                                              ======       ==      ======       ==        =======         ==

                                                         NINE MONTHS ENDED
                                              ----------------------------------------
                                              SEPTEMBER 30, 2004   SEPTEMBER 30, 2003
                                              -------------------  -------------------
                                                       % OF TOTAL           % OF TOTAL    $ CHANGE      % CHANGE
                                                 $      REVENUES      $      REVENUES   2003 TO 2004  2003 TO 2004
                                              ------   ----------  ------   ----------  ------------  ------------
Selling, general and administrative expenses  $ 34.0       50%     $ 31.8       57%       $  2.2           7%
Research and development expenses               17.7       26%       15.3       27%          2.4          16%
                                              ------               ------                 ------
Total operating expenses                      $ 51.7       76%     $ 47.1       84%       $  4.6          10%
                                              ======       ==      ======       ==        ======          ==

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries and other related costs for selling, administrative and marketing personnel, sales commissions, travel, legal and accounting services, public relations, marketing materials, trade shows and certain facilities-related expenses. The decrease in selling, general and administrative expenses in the 2004 Quarter as compared to the same quarter in the prior year was primarily attributable to decreased commission expense resulting from lower software license revenue, a decrease in bad debt expense, a reversal of an accrual for sales tax and a decrease in depreciation expense. This decrease was slightly offset by an increase in salary and related expenses as a result of the acquisition of Business Layers, an increase in legal and accounting expenses related to the proposed merger with Computer Associates and an increase in accounting and consulting expenses related to our efforts to comply with the requirements of Sarbanes-Oxley. The increase in the 2004 Period as compared to the same period in the prior year was due to an increase in salary and related expenses and transition related expenses as a result of the acquisition of Business Layers and an increase in accounting and consulting expenses related to our efforts to comply with the requirements of Sarbanes-Oxley. These increases were partially offset by reduced insurance expenses and facility-related expenses, including office rent, depreciation and utilities, primarily resulting from the consolidation of field offices and the move of our corporate headquarters to a new facility in March 2003.

      Research and Development Expenses. Research and development expenses consist primarily of personnel and outside contractor costs to support product development. The increase in research and development expenses in both the 2004 Quarter and 2004 Period as compared to the same periods in the prior year was primarily due to an increase in salary and related expenses incurred as a result of the addition of approximately 30 research and development employees located in Israel that were added as part of the acquisition and integration of Business Layers in December 2003.

      Other Income, Net. The decrease in Other income, net, in both the 2004 Quarter and the 2004 Period as compared to the same periods in the prior year was primarily attributable to lower interest income earned due to lower average cash, cash equivalents and marketable securities balances in the 2004 Quarter and 2004 Period. Our cash and investment balances decreased as a result of cash payments made as part of the purchase price for Business Layers. Our investment portfolio is generally comprised of highly liquid, high quality investments, and therefore we do not expect significant fluctuations in other income as a result of changes in investment yields.

      Provision for Income Taxes. The provision for income taxes was $0 for the 2004 Quarter and $328,000 for the 2004 Period, as compared with a provision of approximately $63,000 for the 2003 Quarter and approximately $122,000 for the 2003 Period. The 2004 Period provision reflects estimated federal alternative minimum taxes and foreign taxes on income generated in the 2004 Period. Our policy is to provide for income taxes in our interim financial statements at an effective rate based upon our estimate of full year earnings and projected tax expense. We have recorded a full valuation allowance against deferred tax assets as of September 30, 2004 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire.

LIQUIDITY AND CAPITAL RESOURCES

      In the current and prior years, we have primarily funded our operations with cash flows generated from operations and the proceeds of our equity issuances. We invest our cash primarily in instruments that are highly liquid, investment grade securities. As of September 30, 2004, we had cash and cash equivalents totaling $12.4 million, short-term marketable securities of $55.5 million and working capital of $52.9 million, compared to cash and cash equivalents totaling $20.1 million, short-term marketable securities of $51.6 million and working capital of $46.9 million as of December 31, 2003. In addition, we had long-term marketable securities totaling $21.3 million as of September 30, 2004 and $19.4 million as of December 31, 2003.

      Cash provided by operating activities for the 2004 Period was $6.6 million. This resulted primarily from income of $2.8 million, which included non-cash charges for depreciation and amortization of $3.8 million, and an increase in deferred revenue of $1.6 million, partially offset by an increase in accounts receivable of $1.9 million and a decrease in other accrued expenses of $1.4 million. Deferred revenue increased as a result of increased revenue and strong maintenance renewals in the first nine months of 2004. Accrued expenses decreased due to lower commission amounts payable. Finally, while we continued to experience strong collection results in the 2004 Period, accounts receivable increased due to the increase in revenue, the timing of when deals are invoiced and the volume of maintenance renewals. The increase in accounts receivable resulted in an increase of our day's sales outstanding to 73 days in the quarter ended September 30, 2004 from 53 days in the quarter ended December 31, 2003.

      Cash used for investing activities was $18.3 million for the 2004 Period. Investing activities consisted primarily of $8.5 million of net cash used for the payment of the remaining purchase consideration and transaction costs associated with the acquisition of Business Layers and the purchases of marketable securities of approximately $56.6 million, offset by sales and maturities of marketable securities of approximately $49.2 million.

      Cash provided by financing activities in the period ended September 30, 2004 was $3.7 million, primarily related to proceeds received from the exercise of stock options in the 2004 Period and the issuance of shares in connection with our employee stock purchase plan during May 2004.

      Any increase or decrease in our accounts receivable balance and accounts receivable days outstanding (calculated as net accounts receivable divided by revenue per day) affects our cash flow from operations and liquidity. Our accounts receivable and accounts receivable days outstanding may increase due to changes in factors such as the timing of when sales are invoiced and the length of our customers' payment cycles. We also record deferred maintenance billings as accounts receivable, and the timing of these billings can affect the accounts receivable days outstanding, as it did in the 2004 Period. Historically, international and indirect customers pay at a slower rate than domestic and direct customers do. An increase in revenues generated from international customers may increase our accounts receivable balance and accounts receivable days outstanding. Due to the current economic climate, we may observe an increase in the length of our customers' payment cycles and, as a result, our day's sales outstanding may increase in future periods. To the extent that our accounts receivable balance increases, we may incur increased bad debt expense and will be subject to greater general credit risks.

      We anticipate our short-term cash requirements to primarily include the continued funding of our operating expenses and to a lesser extent the funding of capital expenditures. We believe that our existing cash and cash equivalent balances together with our marketable securities will be sufficient to meet these requirements for at least the next twelve months in the event that our proposed merger with Computer Associates is not consummated. We anticipate our long-term cash requirements to primarily include the funding of acquisitions or investments in businesses, technologies, products or services that are complementary to our business.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

      In April 2002, we entered into an agreement with a system integrator to assist us in the development and launch of one of our products. Under the terms of the agreement, as consideration for the system integrator's time in assisting with the development of the product, we agreed to promote the system integrator as an integrator of the developed product. Our obligation under the agreement would have been considered satisfied once the system integrator received consulting revenues totaling approximately $3.9 million from our customers, or by the expiration date of the agreement. The agreement expired in May 2004. No royalties were due to the system integrator under this agreement during its term.

      In February 2004, we entered into an agreement with a software service provider located in India under which we have guaranteed to pay this software service provider a minimum of $4.0 million annually for various product development projects. The initial term of this agreement expires in December 2004. As of September 30, 2004, approximately $3.5 million had been paid to this software service provider.

      In August 2002, we entered into a five year non-cancelable operating lease for an office building for our corporate headquarters. We occupied the new facility in March 2003. In connection with the lease agreement, we delivered to the landlord an irrevocable, unconditional, negotiable letter of credit in the amount of $774,000 as a security deposit.

      In June 2004, we entered into a letter of credit with a financial institution. The letter of credit in the amount of $566,000, which is held in connection with a prepaid customers maintenance contract, has an expiration date of December 2012 and is reduced ratably over the term of the contract.

      We enter into standard indemnification agreements with our business partners and customers in the ordinary course of business. Pursuant to these agreements, we agree to repair or replace the product, pay royalties for a right to use, or reimburse the indemnified party for actual damages awarded by a court against the indemnified party for an intellectual property infringement claim by a third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2004.

      We enter into standard indemnification agreements with our customers, whereby we indemnify them for certain damages, such as personal property damage, which may be incurred in connection with consulting services performed at a customer location by our employees or subcontractors. The potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have general and umbrella insurance policies that enables us to recover a portion of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2004.

      We generally warrant for ninety days from delivery to a customer that our software products will perform free from material errors which prevent performance in accordance with user documentation. Additionally, we warrant that our consulting services will be performed consistent with generally accepted industry standards. We have never incurred significant expense under our product or service warranties. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of September 30, 2004.

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

      In September 2004, we received a letter from a customer of Business Layers GmbH (BLG) making a claim for rescission of their contract with BLG for alleged breach of its contract under German law. The customer has requested compensation in the amount of approximately 2.2 million Euro plus interest, reserving a right to assert additional unspecified damages. The customer may also assert an additional claim for pre-paid maintenance fees in the amount of approximately 575,000 Euro. We have notified the indemnification representatives for the Business Layer's escrow that we intend to seek indemnification for any damages incurred relating to this claim, subject to the limitations of the escrow and the Business Layers merger agreement.

      On October 6, 2004, we entered into an Agreement and Plan of Merger (the "Agreement") with Computer Associates International, Inc., a Delaware corporation ("Computer Associates") pursuant to which we would merge with a wholly owned subsidiary of Computer Associates and become a wholly owned subsidiary of Computer Associates. If the merger is completed, at the effective time of the merger, each outstanding share of our common stock will be converted into the right to receive $10.75 in cash. The Agreement has been approved by our Board of Directors, and the transactions contemplated by the Agreement are subject to the approval of our stockholders, any required antitrust clearance, any required international regulatory approvals and other customary closing conditions and is expected to be completed in the fourth quarter of 2004. We expect to incur expenses of approximately $5.0 million related to the merger with Computer Associates. These merger-related expenses include investment banking fees, and legal and professional fees. A contingent termination fee of $13.0 million plus reimbursement of up to $2.0 million of Computer Associates' expenses related to the transaction is payable by us to Computer Associates in the event that the Agreement is terminated as a result of certain events as detailed in the Agreement.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the Securities and Exchange Commission.

IF THE PROPOSED MERGER WITH COMPUTER ASSOCIATES IS NOT COMPLETED, OUR BUSINESS AND STOCK PRICE COULD BE ADVERSELY AFFECTED.

      On October 6, 2004, we entered into an Agreement and Plan of Merger (the "Agreement") with Computer Associates International, Inc., a Delaware corporation ("Computer Associates") pursuant to which we would merge with a wholly owned subsidiary of Computer Associates and become a wholly owned subsidiary of Computer Associates. If the merger is completed, at the effective time of the merger, each outstanding share of our common stock will be converted into the right to receive $10.75 in cash. The Agreement has been approved by our Board of Directors, and the transactions contemplated by the Agreement are subject to the approval of our stockholders, any required antitrust clearance, any required international regulatory approvals and other customary closing conditions and is expected to be completed in the fourth quarter of 2004. We expect to incur expenses of approximately $5.0 million related to the merger with Computer Associates. These merger-related expenses include investment banking fees, and legal and professional fees. A contingent termination fee of $13.0 million plus reimbursement of up to $2.0 million of Computer Associates' expenses related to the transaction is payable by us to Computer Associates in the event that the Agreement is terminated as a result of certain events as detailed in the Agreement.

Our business and stock price could be adversely affected if the merger with Computer Associates is not completed as a result of several factors, including, but not limited to, the following:

      - our customers, prospective customers and investors in general may view this failure as a poor reflection on our business or prospects;

      - customers or prospective customers may have delayed their purchase commitments until the merger was complete and the product integration plan and roadmap was clarified or may have chosen to not purchase at all;

      - certain of our suppliers, distributors, and other business partners may have sought to change or terminate their relationships with us as a result of the proposed merger;

      - our key employees may have sought other employment opportunities; and

      - our management team may have been distracted from day to day operations as a result of the proposed transaction with Computer Associates.

ALTHOUGH WE ARE NOW PROFITABLE, WE HAVE INCURRED SUBSTANTIAL LOSSES IN THE PAST AND MAY NOT CONTINUE TO BE PROFITABLE IN THE FUTURE.

      In recent years, we have incurred substantial operating losses. While we were profitable for the nine months ended September 30, 2004, we generated an operating loss during the third quarter of 2004 and we cannot predict if we will maintain profitability for any substantial period of time. To achieve operating profitability on a quarterly and annual basis, we will need to continue to increase our revenues, particularly our license revenues. Failure to maintain levels of profitability as expected by investors may adversely affect the market price of our common stock. We had an accumulated deficit of $108.1 million as of September 30, 2004.

OUR QUARTERLY RESULTS MAY FLUCTUATE WIDELY.

      Our quarterly revenues and operating results are difficult to predict and may continue to fluctuate significantly from quarter to quarter for several reasons, including, but not limited to, the following:

      - customers choosing to delay their purchase commitments or purchase in smaller than expected quantities due to our pending merger with Computer Associates, a general slowdown in the economy or in anticipation of the introduction of new products by us or our competitors;

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

We have arrangements with a third party located in India to perform certain testing of our products, as well as internationalization and porting of our products to new platforms, and with third party software vendors who provide software which is embedded in our products. Any adverse change in our relationship with these third parties could result in delays in the release of our products. In the future, we could be adversely affected and be at a competitive disadvantage if we incur significant delays or are unsuccessful in enhancing our product lines or developing new products, or if any of our enhancements or new products experience higher than anticipated error rates or do not gain market acceptance.

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

WE FACE SIGNIFICANT COMPETITION FROM OTHER TECHNOLOGY COMPANIES AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

The market for identity and access management is highly competitive. We expect the level of competition to increase as a result of the anticipated growth of the identity and access management market. Our primary competitor in the identity and access management market is the Tivoli Division of IBM. We also compete against traditional security and software companies, such as Oblix, RSA and Novell, and stack vendors such as Sun MicroSystems. In addition, a number of other security and software companies, including appliance vendors, are beginning to offer products that may compete with our identity and access management solution. Competition may also develop as the market matures and other companies begin to offer similar products, and as our product offerings expand to other segments of the marketplace. We also face competition from Web development professional services organizations. We expect that additional competitors will emerge in the future. Current and potential competitors have established, or may in the future establish, cooperative selling relationships with third parties to increase the distribution of their products to the marketplace. Accordingly, it is possible that new competitors may emerge and acquire significant market share. If we fail to establish our leadership in the identity and access management market, we may not be able to compete effectively. It is possible that current and potential competitors may attempt to hire our employees and although we have non-compete agreements in place with most of our employees they may or may not be enforceable. It is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Today, many of our competitors have shorter operating histories and fewer financial and technical resources than we have. In addition, these smaller competitors have smaller customer bases. Some of our competitors, however, are larger companies who have large financial resources, well-established development and support teams, and large customer bases. These larger competitors may initiate pricing policies for their software products or services that would make it more difficult for us to maintain our competitive position against these companies. It is also possible that current and potential competitors may be able to respond more quickly to new or emerging technologies or customer requirements, resulting in increased market share. If, in the future, a competitor chooses to bundle a competing point product with other applications within a suite, the demand for our products might be substantially reduced. Because of these factors, many of which are outside of our control, we may be unable to maintain or enhance our competitive position against current and future competitors.

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

CERTAIN PROVISIONS OF OUR CHARTER AND OF DELAWARE LAW MAKE A TAKEOVER OF OUR COMPANY MORE DIFFICULT.

      Our corporate documents and Delaware law contain provisions that might enable us to resist a takeover of our company. These provisions might discourage or delay a change in the control of Netegrity or a change in our management. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. The existence of these provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Additionally, we have entered into employment and executive retention agreements with certain employees and all of our executive officers which, among other things, include certain severance and change of control provisions that may have similar effects.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

      In the three and nine months ended September 30, 2004, we generated approximately 32% and 31%, respectively, of our revenues outside of the United States Our international sales are typically denominated in U.S. dollars. Our foreign subsidiaries incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency. Translation gains (which were $115,000 as of September 30, 2004) are deferred and accumulated as a separate component of stockholders' equity (accumulated other comprehensive income (loss)). Net losses resulting from foreign exchange transactions, which were $29,000 for the three months ended September 30, 2004 and $32,000 for the nine months ended September 30, 2004, are included in other income, net in the accompanying condensed consolidated statements of operations. A 10% change in the valuation of the functional currencies relative to the U.S. dollar as of September 30, 2004 would not have a material impact on our results of operations for the three and nine months ended September 30, 2004.

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

      Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. However, due to the conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. We estimate that if the average yield of our investments had decreased by 100 basis points, our interest income for the quarter ended September 30, 2004 would have decreased by less than $100,000. This estimate assumes that the decrease occurred on the first day of the year and reduced the yield of each investment instrument by 100 basis points. The same 100 basis point change in interest rates would not have a material impact on the fair value of the investment portfolio. The impact on our future interest income and future changes in investment yields will depend largely on the gross amount of our investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of September 30, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to Netegrity, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT
ITEM NO.                                           ITEM AND REFERENCE
--------     ----------------------------------------------------------------------------------------------
 10.01       Form of Executive Retention Agreement by and between Netegrity, Inc. and Regina O. Sommer, dated September 13,2002; by and between Netegrity, Inc. and William Bartow dated September
             13,2002; by and between Netegrity, Inc. and Stephanie Feraday dated November 4, 2002 (version most recently incorporated by reference for each executive was the incorrect version of this agreement).

 10.02       Executive Employment Agreement by and between Netegrity, Inc. and Barry N Bycoff, dated as of May 22, 2002 (Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the
             quarter ended June 30, 2002, and incorporated by reference. Version most recently incorporated by reference was the incorrect version of this agreement).

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

                                 Netegrity Inc.

Date: October 29, 2004           By: /s/ Barry N. Bycoff
                                     -------------------------------------------
                                     Barry N. Bycoff
                                     President, Chief Executive Officer and
                                     Chairman of the Board
                                     (Principal Executive Officer)

Date: October 29, 2004           By: /s/ Regina O. Sommer
                                     -------------------------------------------
                                     Regina O. Sommer
                                     Chief Financial Officer and Treasurer
                                     (Principal  Financial Officer and Principal
                                     Accounting Officer)